Form 10-Q
period 2002-06-30
MARKWEST ENERGY PARTNERS L P
filed 2002-08-14
CIK 1166036

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-31239

MARKWEST ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0005456 (IRS Employer Identification No.)
155 Inverness Drive West, Suite 200, Englewood, CO 80112-5000 (Address of principal executive offices)

Registrant's telephone number, including area code: 303-290-8700

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        The number of the registrant's Common Units outstanding at July 31, 2002, was 2,415,000.

Glossary of Terms

Bbls	barrels
Bcf	billion cubic feet of natural gas
Btu	British thermal units, an energy measurement
EBITDA	earnings before interest income, interest expense, income taxes, depreciation and amortization; a cash flow financial measure commonly used in the oil and gas industry
MM	million
Mcf	thousand cubic feet of natural gas
Mcfd	thousand cubic feet of natural gas per day
Mcfe	thousand cubic feet of natural gas equivalent
MMBtu	million British thermal units, an energy measurement
MMcf	million cubic feet of natural gas
MMcfd	million cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

One barrel of oil or NGL is the energy equivalent of six Mcf of natural gas.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2002 (Partnership)	December 31, 2001 (MarkWest Hydrocarbon Midstream Business)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$477	$—
Receivables, net	971	8,538
Receivables from affiliate	4,011	—
Inventories	104	4,968
Prepaid replacement natural gas	—	8,081
Risk management asset	18	1,204
Other assets	79	92

Total current assets	5,660	22,883
Property, plant and equipment:
Gas gathering equipment	34,386	34,386
Gas processing plants	41,647	41,647
NGL transportation equipment	4,402	4,402
Fractionation and storage equipment	21,477	18,730
Land, building and other equipment	3,028	2,977
Construction in progress	3,578	6,758

	108,518	108,900
Less: Accumulated depreciation and amortization	(29,323)	(26,892)

Total property, plant and equipment, net	79,195	82,008
Risk management asset	26	—
Deferred financing costs	985	—

Total assets	$85,866	$104,891

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$531	$3,946
Payables to affiliate	1,433	—
Accrued liabilities	2,137	697
Risk management liability	327	—

Total current liabilities	4,428	4,643
Deferred income taxes	—	15,640
Debt due to parent	—	19,179
Long-term debt	21,400	—
Risk management liability	6	—
Commitments and contingencies (Note 5)
Capital:
Partners' capital	60,322	—
Net parent investment	—	64,461
Accumulated other comprehensive income (loss), net of tax	(290)	968

Total capital	60,032	65,429

Total liabilities and capital	$85,866	$104,891

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per unit amounts)

	Period From Commencement of Operations (May 24, 2002) through June 30, 2002 (Partnership)	Period From April 1, 2002 through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Three Months Ended June 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Revenues:
Sales to affiliate	$3,875	$—	$—
Sales to unaffiliated parties	985	9,603	16,903

Total revenues	4,860	9,603	16,903
Operating expenses:
Purchased gas costs	1,533	6,923	11,970
Plant operating and other expenses	1,343	1,926	3,135
Selling, general and administrative expenses	529	843	1,005
Depreciation and amortization	515	714	1,099

Total operating expenses	3,920	10,406	17,209

Income (loss) from operations	940	(803)	(306)
Other income and (expenses):
Interest expense	(136)	(161)	(377)
Miscellaneous income	6	—	—

Income (loss) before income taxes	810	(964)	(683)

Provision (benefit) for income taxes:
Current due to (from) parent	—	(1,315)	(1,106)
Deferred	—	945	843

Provision for income taxes	—	(370)	(263)

Net income (loss)	$810	$(594)	$(420)

General partner's interest in net income	$16

Limited partners' interest in net income	$794

Net income per limited partner unit	$0.15

Weighted average units outstanding	5,415

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)
(in thousands, except per unit amounts)

	Period From Commencement of Operations (May 24, 2002) through June 30, 2002 (Partnership)	Period From January 1, 2002 through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Six Months Ended June 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Revenues:
Sales to affiliates	$3,875	$—	$—
Sales to unaffiliated parties	985	37,043	52,862

Total revenues	4,860	37,043	52,862
Operating expenses:
Purchased gas costs	1,533	26,598	38,589
Plant operating and other expenses	1,343	5,705	6,870
Selling, general and administrative expenses	529	2,206	2,452
Depreciation and amortization	515	1,916	2,204

Total operating expenses	3,920	36,425	50,115

Income from operations	940	618	2,747
Other income and (expenses):
Interest expense	(136)	(461)	(764)
Miscellaneous income	6	—	—

Income before income taxes	810	157	1,983

Provision (benefit) for income taxes:
Current due to (from) parent	—	(1,535)	(831)
Deferred	—	1,596	1,544

Provision for income taxes	—	61	713

Net income	$810	$96	$1,270

General partner's interest in net income	$16

Limited partners' interest in net income	$794

Net income per limited partner unit	$0.15

Weighted average units outstanding	5,415

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Period From Commencement of Operations (May 24, 2002) through June 30, 2002 (Partnership)	Period From January 1, 2002 through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Six Months Ended June 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Cash flows from operating activities:
Net income (loss)	$810	$96	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515	1,916	2,204
Deferred income taxes	—	1,596	1,544
Other	37	(252)	—

	1,362	3,356	5,018
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,852)	3,765	6,611
(Increase) decrease in inventories	(104)	2,449	(291)
(Increase) decrease in prepaid replacement natural gas and other assets	(79)	5,253	168
Increase (decrease) in accounts payable and accrued liabilities	3,652	7,770	(1,855)
Increase in long-term replacement natural gas payable	—	3,090	—

Net cash flow provided by (used in) operating activities	(21)	25,683	9,651
Cash flows from investing activities:
Capital expenditures	(57)	(498)	(7,684)

Net cash provided by (used in) investing activities	(57)	(498)	(7,684)
Cash flows from financing activities:
Proceeds from initial public offering, net	43,649	—	—
Proceeds from long-term debt	21,400	—	—
Net advances from (distributions to) parent	—	(24,218)	(468)
Debt due to (from) parent	—	(967)	(1,499)
Payments for debt issuance costs	(1,018)	—	—
Distribution to MarkWest Hydrocarbon	(63,476)	—	—

Net cash provided by (used in) financing activities	555	(25,185)	(1,967)

Net increase (decrease) in cash	477	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$477	$—	$—

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN CAPITAL
(UNAUDITED)
(in thousands)

			PARTNERS' CAPITAL
		Accumulated Other Comprehensive Income	Limited Partners
	Net Parent Investment						General Partner
			Common		Subordinated
	$	$	Units	$	Units	$	$	Total
Balance at December 31, 2001	$64,461	$—	—	$—	—	$—	$—	$64,461
Net income applicable to the period from January 1 through May 23, 2002	96	—	—	—	—	—	—	96
Adjustment to reflect net liabilities not contributed by MarkWest Hydrocarbon to the Partnership	(48,694)	—	—	—	—	—	—	(48,694)
Book value of net assets contributed by MarkWest Hydrocarbon to the Partnership	(15,863)	—	—	—	3,000	15,546	317	—
Issuance of units to public (including underwriter over-allotment), net of offering and other costs	—	—	2,415	43,649	—	—	—	43,649
Net income applicable to the period from May 24 through June 30, 2002	—	—	—	440	—	354	16	810
Risk management activities, net of tax	—	(290)	—	—	—	—	—	(290)

Balance at June 30, 2002	$—	$(290)	2,415	$44,089	3,000	$15,900	$333	$60,032

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated and combined financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months and six months ended June 30, 2002 are not necessarily indicative of results for the full year 2002 because of the facts set forth below. You should read these consolidated and combined financial statements along with the audited financial statements and notes thereto included in MarkWest Energy Partners, L.P.'s prospectus dated May 24, 2002.

        The financial statements of MarkWest Energy Partners, L.P. (the "Partnership", "we" or "us"), a Delaware limited partnership, reflect historical cost-basis accounts of MarkWest Hydrocarbon, Inc.'s midstream business (the "MarkWest Hydrocarbon Midstream Business" or the "Midstream Business") for periods prior to May 24, 2002, the closing date of the Partnership's initial public offering (the "IPO") (see Note 2), and include charges from MarkWest Hydrocarbon, Inc. ("MarkWest Hydrocarbon"), for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. Management of the Partnership believes that the allocation methods are reasonable, and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on May 24, 2002, the consolidated and combined financial statements reflect the financial statements of the Partnership and its subsidiaries, including the results of contracts entered into on May 24, 2002 (see Note 3).

2. Initial Public Offering

        The Partnership was formed in January 2002 to acquire, own and operate most of the assets, liabilities and operations of the Midstream Business. The transfer of assets and liabilities to the Partnership from MarkWest Hydrocarbon represented a reorganization of entities under common control and was recorded at historical cost.

        On May 24, 2002, MarkWest Hydrocarbon, through its subsidiaries, MarkWest Energy GP, L.L.C., the general partner of the Partnership, and MarkWest Michigan, Inc., conveyed the Midstream Business to the Partnership in exchange for:

  •
  3,000,000 subordinated units;

  •
  A 2% general partner interest in the Partnership;

  •
  Incentive distribution rights (as defined in the Partnership Agreement);

  •
  The direct and indirect assumption of certain liabilities by the Partnership, including $1.8 million in working capital liabilities and $19.4 million of indebtedness;

  •
  The right to be reimbursed by the Partnership for $15.6 million of capital expenditures; and

  •
  The right to receive $26.7 million in cash upon the closing of the IPO and MarkWest Energy Operating Company, L.L.C.'s (the "Operating Partnership") new $60 million credit facility. The Operating Partnership is a wholly owned subsidiary of the Partnership.

        The Partnership concurrently issued 2,415,000 common units (including 315,000 units issued pursuant to the underwriters' over-allotment option), representing a 43.7% limited partnership interest in the Partnership, in an IPO at a price of $20.50 per unit. The Operating Partnership concurrently entered into a $60 million credit facility with various lenders.

        A summary of the proceeds received and use of proceeds is as follows (in thousands):

Proceeds received:
Sale of common units	$49,508
Borrowing under term loan facility	21,400
Use of proceeds:
Underwriters' fees	3,466
Professional fees and other offering costs	2,393
Debt issuance costs	1,018
Repayment of assumed working capital liabilities	1,800
Repayment of debt due to parent	19,376
Reimbursement of capital expenditures	15,600
Distribution to MarkWest Hydrocarbon	26,700

Net proceeds remaining	$555

3. Related Party Transactions

        Prior to the IPO, substantially all related party transactions were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with MarkWest Hydrocarbon as contained in various agreements discussed below which were entered into concurrent with the IPO.

  Receivable from Affiliate

        Affiliated revenues in the consolidated and combined statements of income consist of service fees and NGL product sales. Concurrent with the closing of our initial public offering, we entered into a number of contracts with MarkWest Hydrocarbon. Specifically, we entered into:

  •
  A gas processing agreement pursuant to which MarkWest Hydrocarbon delivers to us all natural gas it receives from Columbia Gas Transmission Corporation for processing at our processing plants. MarkWest Hydrocarbon pays us a monthly fee based on the natural gas volumes delivered to us for processing.

  •
  A transportation agreement pursuant to which MarkWest Hydrocarbon delivers all of its NGLs to us for transportation through our pipelines to our Siloam fractionator. MarkWest Hydrocarbon pays us a monthly fee based on the number of gallons delivered to us for transportation.

  •
  A fractionation agreement pursuant to which MarkWest Hydrocarbon delivers all of its NGLs to us for unloading, fractionation, loading and storage at our Siloam facility. MarkWest Hydrocarbon pays us a monthly fee based on the number of gallons delivered to us for fractionation, a percentage of the proceeds from the sale of a portion of the NGL products produced, an annual storage fee, and a monthly fee based on the number of gallons of NGLs unloaded; and

  •
  A natural gas liquids purchase agreement pursuant to which MarkWest Hydrocarbon receives and purchases, and we deliver and sell, all of the NGL products we produce pursuant to our gas processing agreement with a third party. Under the terms of this agreement, MarkWest

    Hydrocarbon pays us a purchase price equal to the proceeds it receives from the resale to third parties of such NGL products. This contract also applies to any other NGL products we acquire. We retain a percentage of the proceeds attributable to the sale of the NGL products we produce pursuant to our agreement with a third party, and remit the balance from such NGL products sale proceeds to this third party.

  Payable to Affiliate

        Under an omnibus agreement with MarkWest Hydrocarbon that the Partnership entered into at the closing of the IPO, MarkWest Hydrocarbon is continuing to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other corporate services. We will reimburse MarkWest Hydrocarbon monthly for the selling, general and administrative support MarkWest Hydrocarbon provides us. In the first twelve months, the reimbursement will not exceed $4.9 million, but may increase thereafter. This limitation excludes the cost of any third party legal, accounting or advisory services received, or the direct expenses of MarkWest Hydrocarbon and its affiliates incurred, in connection with acquisition or business development opportunities evaluated on our behalf.    These costs appear in selling, general and administrative expenses.

        The Partnership is also reimbursing MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k), pension, and health insurance, of plant operating personnel as well as other direct operating expenses. These costs appear in plant operating expenses. The Partnership has no employees.

        We receive 100% of all fee and percent-of-proceeds consideration for the first 10,000 Mcf/d that we gather in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly Michigan pipeline throughput in excess of 10,000 Mcf/d. For the period ended June 30, 2002, MarkWest Hydrocarbon's net profit interest was $40,000 and is included in plant operating and other expenses.

  Debt Due to Affiliate

        Prior to the IPO, the Midstream Business financed its working capital requirements and its capital expenditures through intercompany accounts between the Midstream Business and MarkWest Hydrocarbon. Effective October 12, 2001, MarkWest Hydrocarbon formalized the terms under which certain intercompany accounts would be settled between the Midstream Business and MarkWest Hydrocarbon. Interest on the outstanding balance was charged annually based on MarkWest Hydrocarbon's average borrowing rate from a third party. Interest charges were settled through the net parent investment account. Interest was charged at a weighted average rate of 6.3% and 6.5% for the period from January 1, 2002 through May 23, 2002, and the year ended December 31, 2001, respectively. On May 24, 2002, debt due to affiliate was assumed by the Partnership and paid in full with proceeds from the IPO.

  Restricted Units

        Our general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of our general partner and employees of its affiliates who perform services for us. The compensation committee of our general partner's board of directors administers the plan. The long-term incentive plan consists of two components, restricted units and unit options.

        A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. At the time of our IPO, we granted an aggregate of 34,000 restricted units to officers and directors of our general partner and officers and key employees of MarkWest Hydrocarbon. These restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of cash distributions made on common units during the vesting period, from the date of grant and will vest over a period of four years, with 25% of the grant vesting at the end of each of the second and third years and 50% vesting at the end of the fourth year.

4. Long-term Debt

        In connection with its initial public offering, a wholly owned subsidiary of the Partnership (the "Operating Partnership") entered into a $60.0 million credit facility (the "Partnership Credit Facility") with various financial institutions. The Partnership Credit Facility is comprised of both a revolving and term loan credit facility.

        Under the revolving credit facility, up to $28.6 million is available to fund capital expenditures and acquisitions and up to $10 million is available for working capital purposes (including letters of credit) and to fund distributions to unitholders. However, not more than $2.25 million may be used in any four-quarter period to fund distributions to unitholders. On May 24, 2002, the date our IPO closed, $21.4 million was drawn under the term loan. At June 30, 2002, $21.4 million was outstanding under the Partnership Credit Facility. Unused credit available to be drawn at June 30, 2002, was approximately $46 million.

        The Operating Partnership may prepay all loans at any time without penalty. The Operating Partnership will be required to reduce all working capital borrowings under the revolving credit facility to zero for a period of at least 15 consecutive days once each calendar year.

        Indebtedness under the credit facility bears interest, at the Operating Partnership's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by lender or (ii) at a rate equal to LIBOR plus, in each case, an applicable margin ranging from 1.75% per annum to 2.75% per annum depending on the Partnership's ratio of Funded Debt (as defined in the Partnership Credit Facility) to EBITDA (as defined in the Partnership Credit Facility) for the four most recently completed fiscal quarters. The Operating Partnership incurs a commitment fee on the unused portion of the credit facility at a rate ranging from 25.0 to 50.0 basis points based upon the ratio of our Funded Debt to EBITDA for the four most recently completed fiscal quarters. The Partnership Credit Facility matures in May 2005. At that time, both the revolving and term loan credit facilities will terminate and all outstanding amounts thereunder will be due and payable. For the three months ended June 30, 2002, the weighted average interest rate was 3.8%.

        The Partnership Credit Facility contains various covenants limiting the Partnership's ability to:

  •
  incur indebtedness;

  •
  grant certain liens;

  •
  make certain loans, acquisitions and investments;

  •
  amend our material agreements, including agreements with MarkWest Hydrocarbon;

  •
  acquire another company;

  •
  enter into a merger, consolidation or sale of assets; or

  •
  make distributions in excess of Available Cash (as defined in the Partnership Agreement) for the preceding fiscal quarter.

        The Partnership Credit Facility also contains covenants requiring the Operating Partnership to maintain:

  •
  a ratio of not less than 3.50:1.00 of EBITDA to interest expense for the prior fiscal quarter;

  •
  a ratio of not more than 3.50:1.00 of total debt to EBITDA for the prior fiscal quarter; and

  •
  a minimum net worth of $40 million, subject to adjustment for equity issuances.

        The Partnership and the subsidiaries of the Operating Partnership serve as joint and several guarantors of any obligations under the Partnership Credit Facility. The guarantees are full and unconditional. The Partnership Credit Facility is secured by substantially all the assets of the Partnership and its subsidiaries.

5. Commitments and Contingencies

        Under the omnibus agreement, MarkWest Hydrocarbon has indemnified us until May 24, 2005 against certain environmental and toxic tort liabilities associated with the operation of the assets contributed to us by MarkWest Hydrocarbon and occurring before the closing date of the IPO. However, MarkWest Hydrocarbon has no obligation to indemnify us until our losses exceed $500,000 and MarkWest Hydrocarbon's maximum liability will not exceed $5 million. MarkWest Hydrocarbon has also specifically indemnified us against environmental and toxic tort liabilities to the extent that MarkWest Hydrocarbon is entitled to and receives indemnification from any third party.

        MarkWest Hydrocarbon has also indemnified us for liabilities relating to:

  •
  Legal actions currently pending against MarkWest Hydrocarbon or its affiliates;

  •
  Certain defects in title to the assets contributed to us and failure to obtain certain consents and permits necessary to conduct our business that arise within three years after the closing of this offering;

  •
  Events and conditions associated with any assets retained by MarkWest Hydrocarbon or its affiliates; and

  •
  Certain income tax liabilities attributable to the operation of the assets contributed to us prior to the time that they were contributed.

6. Distribution to Unitholders

        On August 6, 2002, the Partnership declared a cash distribution of $0.21 per unit on its outstanding common and subordinated units. The distribution represents the minimum quarterly distribution for the 38-day period from May 24, 2002 through June 30, 2002. The $1.2 million distribution will be paid on August 15, 2002 to unitholders of record at the close of business on August 13, 2002, and to the general partner.

7. Net Income Per Limited Partner Unit

        Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units. There were 34,000 potentially dilutive units outstanding at June 30, 2002. Net income per limited partner unit assuming dilution was $0.15 for the period from May 24, 2002 through June 30, 2002.

8. Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145; Rescission of FAS Statements No. 4, 44 and 64; Amendment of FAS Statement No. 13; and Technical Corrections ("FAS 145"), which is generally effective for transactions occurring after May 15, 2002. Through the rescission of FAS Statements 4 and 64, FAS No. 145 eliminates the requirement that gains and losses from extinguishment of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. FAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. We do believe FAS No. 145 will not have a material impact on our results of operations or financial position.

        In June 2002, the FASB issued Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS No. 146"). FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not believe that FAS 146 will have a material impact on our results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements included in this Management's Discussion and Analysis that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We use words such as "may," "believe," "estimate," "expect," "plan," "intend," "project," "anticipate," and similar expressions to identify forward-looking statements.

        These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

        Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

  •
  The availability of raw natural gas supply for our gathering and processing services;

  •
  The availability of NGLs for our transportation, fractionation and storage services;

  •
  Our dependence on certain significant customers, producers, gatherers, treaters, and transporters of natural gas, including MarkWest Hydrocarbon, Inc.;

  •
  The risks that third-party natural gas exploration and production activities will not occur or be successful;

  •
  Prices of NGL products and indirectly by natural gas and crude oil prices;

  •
  Competition from other NGL processors, including major energy companies;

  •
  Changes in general economic conditions in regions in which our products are located; and

  •
  Our ability to identify and consummate grass roots projects or acquisitions complementary to our business.

        Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

Results of Operations

  Overview

        We are a Delaware limited partnership formed by MarkWest Hydrocarbon to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business (the "Midstream Business"). We are engaged in the gathering and processing of natural gas and the transportation, fractionation, and storage of NGL products. We are the largest processor of natural gas in the northeastern United States, processing gas from the Appalachian basin, one of the country's oldest natural gas producing regions, and from Michigan.

        The financial statements of MarkWest Energy Partners, L.P. reflect historical cost-basis accounts of the Midstream Business for periods prior to May 24, 2002, the closing date of the Partnership's initial public offering (the "IPO") (see Note 1 of the Notes to Consolidated and Combined Financial Statements appearing earlier in this Form 10-Q) and include charges from MarkWest Hydrocarbon for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. We believe that the allocation methods are reasonable. Beginning on May 24, 2002, the consolidated and combined financial statements reflect the financial statements of the Partnership and its subsidiaries, including the results of contracts entered into on May 24, 2002.

        The Midstream Business's financial statements differ substantially from our financial statements principally because of the differences in the way in which we generate revenues and the way in which the MarkWest Hydrocarbon Midstream Business generated revenues. Historically, the Midstream Business generated its revenues pursuant to two types of contracts:

  •
  "Keep-whole" contracts under which the MarkWest Hydrocarbon Midstream Business would take title to and sell the NGLs it produced in its processing operations and would reimburse or "keep whole" the producers for the Btu content of the NGLs removed through the redelivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas; and

  •
  "Percent-of-proceeds" contracts under which the MarkWest Hydrocarbon Midstream Business would take title to the NGLs it produced in its processing operations, sell the NGLs to third parties, and pay the producer a specified percentage of the proceeds received from the sales.

        However, none of our revenues are generated pursuant to keep-whole contracts. Rather, we generate the majority of our revenues pursuant to contracts that we entered into with MarkWest Hydrocarbon at the closing of our IPO that provide for us to be paid a fee per unit for services that we provide. Like the Midstream Business, we continue to generate a portion of our revenues pursuant to percent-of-proceeds contracts under which we retain a percentage of the NGLs that we produce as compensation for processing the raw gas for producers. The largest of the differences between the financial statements of the MarkWest Hydrocarbon Midstream Business and our financial statements is in revenues and purchased gas cost. Generally, revenues and purchased gas costs in the Midstream Business's financial statements are higher because:

  •
  The Midstream Business's revenues included the aggregate sales price for all the NGL products produced in its operations; and

  •
  The Midstream Business's purchased gas costs included the cost of natural gas purchases needed to replace the Btu content of the NGLs extracted in its processing operations and the percentage of the proceeds from the sale of NGL products remitted to producers under percent-of-proceeds contracts.

        In contrast, our revenues and purchased gas costs, for the most part, do not include these items. Instead,

  •
  Our revenues include just the fees we receive for the provision of gathering, processing, transportation, fractionation and storage services and the aggregate proceeds from NGL sales we receive under our percent-of-proceeds contracts; and

  •
  Our purchased gas cost primarily consists of the percentage of proceeds from the sale of NGL products remitted to producers under our percent-of-proceeds contracts.

        Accordingly, whereas the MarkWest Hydrocarbon Midstream Business's results of operations depended on the volumes of NGL products sold and the difference between the sale price of NGL products and the cost of natural gas, our results of operations depend primarily on the volume of natural gas processed, NGLs fractionated and, to the extent of our percent-of-proceeds contracts, the market price of NGL products. Because of these significant differences, the "Results of Operations" for the Midstream Business discussed below may be of limited use in evaluating the business to be conducted by us. The nature of the Midstream Business's and our revenues and costs are presented in more extensive detail below and may help you better understand the historical results discussed herein, as well as our operating results going forward.

  MarkWest Hydrocarbon Midstream Business

        The MarkWest Hydrocarbon Midstream Business historically generated the majority of its revenues through the sale of NGL products obtained in exchange for providing processing and fractionation services to natural gas producers. NGL product prices, and the volume of natural gas processed and NGLs fractionated and sold, were the primary determinants of revenues. In Appalachia, the Midstream Business processed natural gas under keep-whole contracts and a contract containing both fee and percent-of-proceeds components. In Michigan, the MarkWest Hydrocarbon Midstream Business processed natural gas under contracts containing both fee and percent-of-proceeds components. Under keep-whole and percent-of-proceeds contracts, the Midstream Business recorded as revenues the gross proceeds retained from the sale of NGL products produced. Gathering and processing contracts containing a fee component required producers to pay the MarkWest Hydrocarbon Midstream Business a fee to gather and process their gas.

        The Midstream Business's purchased gas costs were comprised of a keep-whole contract component and a percent-of-proceeds contract component. Under keep-whole contracts, the MarkWest Hydrocarbon Midstream Business's principal cost was the reimbursement to the natural gas producers for the energy extracted from their natural gas stream in the form of NGLs. The Midstream Business kept the producers whole on an energy basis by replacing the extracted Btu content of the NGLs with additional volumes of dry natural gas. Under percent-of-proceeds contracts, the MarkWest Hydrocarbon Midstream Business's principal cost was the percentage of the proceeds from the sale of the NGL products that was remitted to the producers.

        The Midstream Business's plant operating expenses principally consisted of costs needed to operate its facilities, including personnel costs, fuel needed to operate the plants, plant utility costs and maintenance expenses. The MarkWest Hydrocarbon Midstream Business's fuel costs were partially offset by contractual reimbursements from producers. Some operating costs, such as fuel costs, fluctuated depending on the amount of natural gas processed or NGL products fractionated and the price of natural gas.

        The Midstream Business's general and administrative expenses were costs allocated by MarkWest Hydrocarbon. Historically, these costs have included legal, accounting, treasury, engineering, information technology, insurance and other corporate services.

  MarkWest Energy Partners, L.P.

        We generate the majority of our revenues from gas gathering and processing and NGL transportation, fractionation and storage. In Appalachia, our primary sources of revenues are our operating agreements with MarkWest Hydrocarbon.

        These operating agreements include:

  •
  A Gas Processing Agreement under which MarkWest Hydrocarbon delivers all gas gathered by Columbia Gas and delivered to MarkWest Hydrocarbon upstream of our facilities for processing at our Kenova, Boldman and Cobb plants. We accept and process all such gas up to the then-existing capacity of the applicable plant. As payment for these services, we receive a monthly processing fee based on the natural gas volumes delivered to us.

  •
  A Pipeline Liquids Transportation Agreement under which MarkWest Hydrocarbon delivers all of its NGLs acquired from our Kenova facility, and any of its NGLs it desires to deliver from our Boldman facility or from other sources in the Appalachian region for transportation through our pipeline facilities to our Siloam fractionation facility. As payment for these services, MarkWest Hydrocarbon pays us a monthly transportation fee based on the number of gallons transported.

  •
  A Fractionation, Storage and Loading Agreement under which MarkWest Hydrocarbon delivers all of the mixed NGLs produced at our Kenova, Boldman or Cobb processing plants for fractionation at our Siloam fractionation facility. We unload the NGLs delivered to us, fractionate all the NGLs, lease tracking rights on our Siloam railroad siding to MarkWest Hydrocarbon, load the finished NGL products for shipment and as directed by MarkWest Hydrocarbon, store the finished NGL products in underground storage caverns. As payment for these services, MarkWest Hydrocarbon pays us a monthly fractionation fee based on the number of gallons we fractionate, an annual storage fee and a monthly fee based on the number of gallons of NGLs we unload at our Siloam facility.

  •
  A Natural Gas Liquids Purchase Agreement under which MarkWest Hydrocarbon receives and purchases, and we deliver and sell, all of the NGL products we produce pursuant to our gas processing agreement with a third party. Under the terms of this agreement, MarkWest Hydrocarbon pays us a purchase price equal to the proceeds it receives from the resale to third parties of such NGL products. This contract applies to any other NGL products we acquire. We retain a percentage of the proceeds attributable to the sale of NGL products we produce pursuant to our agreement with a third party, and remit the balance from such NGL product sale proceeds to a third party.

        A portion of each of the above-mentioned fees is adjusted annually to reflect changes in the Producers Price Index for Oil and Gas Field Services.

        In Michigan, we assumed the MarkWest Hydrocarbon Midstream Business's existing contracts and gather and process natural gas directly for those third parties. We receive 100% of all fee and percent-of-proceeds consideration for the first 10,000 Mcf/d that we gather in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly Michigan pipeline throughput in excess of 10,000 Mcf/d.

        Our principal purchased gas costs are the percentage of proceeds from the sale of NGL products that we remit to a third party in Appalachia and the third-party producers in Michigan.

        Our plant operating expenses, similar to the Midstream Business, principally consists of those expenses needed to operate our facilities, including applicable personnel costs, fuel, plant utility costs and maintenance expenses. One difference between our plant operating expenses and those of the MarkWest Hydrocarbon Midstream Business is fuel costs. MarkWest Hydrocarbon retains the producer fuel reimbursement.

        Our general and administrative expenses are dictated by the terms of the omnibus agreement between MarkWest Hydrocarbon and us. We monthly reimburse MarkWest Hydrocarbon for the general and administrative support it will provide us. In the first year, this reimbursement will not exceed $4.9 million.

Operating Data

	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From April 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Three Months Ended June 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Appalachia:
Natural gas processed for a fee (Mcfd) under contracts in effect:
Beginning May 24, 2002	199,000	—	—
Prior to May 24, 2002	—	218,000	181,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	449,000	—	—
Prior to May 24, 2002	—	463,000	360,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	3,551,000	—	—
Prior to May 24, 2002	—	18,555,000	25,712,000
Michigan:
Gas volumes processed for a fee (Mcfd)	13,400	11,200	7,600
NGL product sales (gallons/day)	30,000	24,800	18,000
	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Six Months Ended June 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Appalachia:
Natural gas processed for a fee (Mcfd) under contracts in effect:
Beginning May 24, 2002	199,000	—	—
Prior to May 24, 2002	—	219,000	191,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	449,000	—	—
Prior to May 24, 2002	—	462,000	399,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	3,551,000	—	—
Prior to May 24, 2002	—	75,821,000	71,027,000
Michigan:
Gas volumes processed for a fee (Mcfd)	13,400	11,900	7,900
NGL product sales (gallons/day)	30,000	26,200	19,400

  Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Revenues.    Our combined revenues were $14.5 million for the three months ended June 30, 2002, compared to $16.9 million for the three months ended June 30, 2001, a decrease of $2.4 million, or

14%. Revenues were lower in 2002 than in 2001 primarily due to new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business. On the percent-of-proceed contracts retained by the Partnership, average NGL product sales prices were lower in 2002.

        Purchased Gas Costs.    Our combined purchased gas costs were $8.5 million for the three months ended June 30, 2002, compared to $12.0 million for the three months ended June 30, 2001, a decrease of $3.5 million, or 29%. Purchased gas costs were lower in 2002 primarily due to new contracts entered into by MarkWest Hydrocarbon and us concurrent with the closing of our initial public offering. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business.

        Plant Operating and Other Expenses.    Our combined plant operating and other expenses were $3.3 million for the three months ended June 30, 2002, compared to $3.1 million for the three months ended June 30, 2001, an increase of $0.1 million, or 4%.

        Selling, General and Administrative Expenses.    Our combined selling, general and administrative expenses were $1.4 million for the three months ended June 30, 2002, compared to $1.0 for the three months ended June 30, 2001, an increase of $0.4 million, or 37%. Selling, general and administrative expenses increased due to the incremental costs associated with being a separate, publicly traded entity.

        Depreciation and Amortization.    Our combined depreciation and amortization expenses were $1.2 million for the three months ended June 30, 2002, compared to $1.1 million for the three months ended June 30, 2001, an increase of $0.1 million, or 12%. The increase is principally attributable to additional fixed assets placed into service since the second quarter of 2001.

        Interest Expense.    Our combined interest expense was $0.3 million for the three months ended June 30, 2002, compared to $0.4 million for the three months ended June 30, 2001, a decrease of $0.1 million, or 21%. The decrease in interest expense is attributable to a decrease in interest rates.

        Income Taxes.    The Partnership is not subject to income taxes since its inception on May 24, 2002.

  Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

        Revenues.    Our combined revenues were $41.9 million for the six months ended June 30, 2002, compared to $52.9 million for the six months ended June 30, 2001, a decrease of $11.0 million, or 21%. Revenues were lower in 2002 than in 2001 primarily due to new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business. On the percent-of-proceed contracts retained by the Partnership, average NGL product sales prices were lower in 2002.

        Purchased Gas Costs.    Our combined purchased gas costs were $28.1 million for the six months ended June 30, 2002, compared to $38.6 million for the six months ended June 30, 2001, a decrease of $10.5 million, or 27%. Purchased gas costs were lower in 2002 primarily due to new contracts entered into by MarkWest Hydrocarbon and us concurrent with the closing of our initial public offering. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business.

        Plant Operating and Other Expenses.    Our combined plant operating and other expenses were $7.0 million for the six months ended June 30, 2002, compared to $6.9 million for the six months ended June 30, 2001, an increase of $0.2 million, or 3%.

        Selling, General and Administrative Expenses.    Our combined selling, general and administrative expenses were $2.7 million for the six months ended June 30, 2002, compared to $2.5 for the six months ended June 30, 2001, an increase of $0.3 million, or 12%. Selling, general and administrative expenses increased due to the incremental costs associated with being a separate, publicly traded entity.

        Depreciation and Amortization.    Our combined depreciation and amortization expenses were $2.4 million for the six months ended June 30, 2002, compared to $2.2 million for the six months ended June 30, 2001, an increase of $0.2 million, or 10%. The increase is principally attributable to additional fixed assets placed into service since the second quarter of 2001.

        Interest Expense.    Our combined interest expense was $0.6 million for the six months ended June 30, 2002, compared to $0.8 million for the six months ended June 30, 2001, a decrease of $0.2 million, or 22%. The decrease in interest expense is attributable to a decrease in interest rates.

        Income Taxes.    The Partnership is not subject to income taxes since its inception on May 24, 2002.

Seasonality

        A portion of the Midstream Business's revenues and, as a result, its gross margins, were dependent upon the sales prices of NGL products, particularly propane, which fluctuate with winter weather conditions, and other supply and demand determinants. The strongest demand for propane, which increases sales volumes, and the highest propane sales margins generally occur during the winter heating season. As a result, the Midstream Business recognized a substantial portion of its annual income during the first and fourth quarters of the year.

        Given our percent-of-proceeds arrangements, we will also be dependent upon the sales price of NGL products, particularly propane, which fluctuates with the winter weather conditions, and other supply and demand determinants.

Liquidity and Capital Resources

        Capital Requirements.    Prior to the closing of our initial public offering on May 24, 2002, the Midstream Business satisfied its working capital requirements and funded its capital expenditures with cash generated from operations and borrowings from MarkWest Hydrocarbon. Going forward, we believe that cash generated from operations and funds available under our credit facility will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures. In addition, we have the ability to issue additional common units to raise capital.

        Our ability to pay distributions to our unitholders and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

        Maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, are estimated to approximate $0.8 million through June 30, 2003.

        Cash Flows.    Our combined net cash provided by operating activities was $25.7 million for the three months ended June 30, 2002, compared to $9.7 million for the three months ended June 30, 2001, for the Midstream Business. The increase was principally the result of the seasonal decrease of our sales and related current assets combined with the timing of natural gas purchases in the Midstream Business.

        Our combined net cash used in investing activities was $0.6 million for the three months ended June 30, 2002, compared to $7.7 million for the three months ended June 30, 2001, for the Midstream Business. The decrease was principally attributable to the level of construction in Appalachia during the second quarter of 2001, since completed.

        Net cash provided by financing activities was $24.6 million for the three months ended June 30, 2002, compared to $2.0 million for the three months ended June 30, 2001, for the Midstream Business. The financing activities for the three months ended June 30, 2002, reflect the initial public offering of the Partnership and related transactions. Financing activities through May 23, 2002, primarily represent borrowings from MarkWest Hydrocarbon to fund the Midstream Business's working capital needs.

        Financing Facilities.    You should read Note 4 to our Consolidated and Combined Financial Statements included in Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Commodity Price Risk.    Our primary risk management objective is to reduce volatility in our cash flows. Our hedging approach uses a statistical method that analyzes momentum and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. We maintain a committee, including members of senior management of our general partner, which oversees all hedging activity.

        We utilize a combination of fixed-price forward contracts, fixed-for-float price swaps and options on over-the-counter (OTC) market. New York Mercantile Exchange (NYMEX) traded futures are authorized for use, but only occasionally used. Swaps and futures allow us to protect our margins because corresponding losses or gains in the value of financial instruments are generally offset by gains or losses in the physical market.

        We enter OTC swaps with counterparties that are primarily other energy companies. We conduct a standard credit review and have agreements with such parties that contain collateral requirements. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (a) sales volumes are less than expected requiring market purchases to meet commitments, or (b) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGL, or crude oil or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in such prices.

        Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged. We are generally unable to hedge our basis risk for NGL products. We have two different types of NGL product basis risk. First, NGL product basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. We cannot hedge our geographic basis risk because there are no readily available products or markets. Second, NGL product basis risk also results from the difference in relative price movements between crude oil and NGL products. We may use crude oil, instead of NGL products, in our hedges because the NGL hedge products and markets are limited.

Crude oil is highly correlated with certain NGL products. We hedge our NGL product sales by selling forward propane or crude oil. As of June 30, 2002, we have hedged NGL product sales as follows:

	Hedged Sales Price for NGL Products
	Three Months Ending		Total Year Ending	Year Ending
	September 30, 2002	December 31, 2002	December 31, 2002	December 31, 2003
NGL Volumes Hedged Using Crude Oil
NGL gallons	2,023,000	1,695,000	3,718,000	3,731,000
NGL sales price per gallon	$0.44	$0.50	$0.47	$0.47
NGL Volumes Hedged Using Propane
NGL gallons	189,000	189,000	378,000	1,260,000
NGL sales price per gallon	$0.40	$0.40	$0.40	$0.41
Total NGL Volumes Hedged
NGL gallons	2,212,000	1,884,000	4,096,000	4,991,000
NGL sales price per gallon	$0.44	$0.49	$0.46	$0.45

        All projected margins or prices on open positions assume (a) the basis differentials between our sales location and the hedging contract's specified location, and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

        Interest Rate Risk.    We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. We may make use of interest rate swap agreements expiring May 19, 2005 to adjust the ratio of fixed and floating rates in the debt portfolio. As of June 30, 2002, we are a party to contracts to fix interest rates on $8.0 million of our debt at 3.84% compared to floating LIBOR, plus an applicable margin.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Uses of Proceeds

        On May 20, 2002, our Registration Statement on Form S-1 (Registration No. 333-81780), filed with the Securities and Exchange Commission, became effective. Pursuant to the Registration Statement, on May 24, 2002, we sold 2,415,000 common units (including the underwriters' over-allotment) to the public at a price of $20.50 per unit for aggregate gross proceeds of $49.5 million. Underwriting fees paid in connection with this transaction were $3.5 million. On May 24, 2002, the closing date of our initial public offering, we received proceeds of $46.0 million (including proceeds of the over-allotment option). We used approximately $3.4 million of the net proceeds to pay expenses associated with the IPO and related formation transactions, which consisted primarily of legal, accounting and other professional service costs. The remaining net proceeds were used to repay $19.4 million of our indebtedness, make a distribution of $26.7 million to MarkWest Hydrocarbon in reimbursement of certain capital expenditures, and make a $1.8 million distribution to MarkWest Hydrocarbon to pay working capital liabilities assumed by us. The underwriters of our IPO were A.G. Edwards & Sons, Inc.; RBC Capital Markets; and McDonald Investments Inc.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbones-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbones-Oxley Act of 2002.
(b)
Reports on Form 8-K

        A report on Form 8-K was filed on June 6, 2002; MarkWest Energy Partners, L.P. announces the completion of the sale of its common units to the public and files execution copies of exhibits to the registration statement on Form S-1.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: August 13, 2002	By:	/s/ GERALD A. TYWONIUK Gerald A. Tywoniuk Senior Vice President and Chief Financial Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
MARKWEST ENERGY PARTNERS, L.P. CONSOLIDATED AND COMBINED BALANCE SHEETS (in thousands, except unit data)
MARKWEST ENERGY PARTNERS, L.P. CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS (UNAUDITED) (in thousands, except per unit amounts)
MARKWEST ENERGY PARTNERS, L.P. CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS (UNAUDITED) (in thousands, except per unit amounts)
MARKWEST ENERGY PARTNERS, L.P. CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (UNAUDITED) (in thousands)
MARKWEST ENERGY PARTNERS, L.P. CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN CAPITAL (UNAUDITED) (in thousands)
MARKWEST ENERGY PARTNERS, L.P. NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Uses of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE