Form 10-Q
period 2002-09-30
MARKWEST ENERGY PARTNERS L P
filed 2002-11-12
CIK 1166036

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Yes ☒    No ☐

        The number of the registrant's Common Units outstanding at October 31, 2002, was 2,415,000.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated and Combined Balance Sheets at September 30, 2002 and December 31, 2001
Consolidated and Combined Statements of Operations for the Three Months Ended September 30, 2002 and 2001
Consolidated and Combined Statements of Operations for the Nine Months Ended September 30, 2002 and 2001
Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001
Consolidated and Combined Statements of Capital for the Nine Months Ended September 30, 2002
Notes to the Consolidated and Combined Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS

Glossary of Terms

EBITDA	earnings before interest income, interest expense, income taxes, depreciation and amortization; a cash flow financial measure commonly used in the oil and gas industry
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2002 (Partnership)	December 31, 2001 (MarkWest Hydrocarbon Midstream Business)
ASSETS
Current assets:
Cash and cash equivalents	$1,418	$—
Receivables, net	1,450	8,538
Receivables from affiliate	3,465	—
Inventories	114	4,968
Prepaid replacement natural gas	—	8,081
Risk management asset	—	1,204
Other assets	89	92

Total current assets	6,536	22,883
Property, plant and equipment:
Gas gathering equipment	34,448	34,386
Gas processing plants	46,252	41,647
Fractionation and storage equipment	21,662	18,730
NGL transportation equipment	4,402	4,402
Land, building and other equipment	2,997	2,977
Construction in progress	1,647	6,758

	111,408	108,900
Less: Accumulated depreciation	(30,548)	(26,892)

Total property, plant and equipment, net	80,860	82,008
Deferred financing costs	945	—

Total assets	$88,341	$104,891

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$910	$3,946
Payables to affiliate	692	—
Accrued liabilities	2,086	697
Risk management liability	655	—

Total current liabilities	4,343	4,643
Deferred income taxes	—	15,640
Debt due to parent	—	19,179
Long-term debt	21,400	—
Risk management liability	227	—
Commitments and contingencies
Capital:
Partners' capital	63,303	—
Net parent investment	—	64,461
Accumulated other comprehensive income (loss)	(932)	968

Total capital	62,371	65,429

Total liabilities and capital	$88,341	$104,891

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Three Months Ended September 30, 2002 (Partnership)	Three Months Ended September 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Revenues:
Sales to affiliate	$10,772	$—
Sales to unaffiliated parties	3,096	19,223

Total revenues	13,868	19,223
Operating expenses:
Purchased product costs	4,903	13,852
Plant operating and other expenses	3,893	3,209
Selling, general and administrative expenses	894	1,249
Depreciation	1,272	1,104

Total operating expenses	10,962	19,414

Income (loss) from operations	2,906	(191)
Other income and (expenses):
Interest expense	(392)	(388)
Miscellaneous income	12	—

Income (loss) before income taxes	2,526	(579)

Provision (benefit) for income taxes:
Current due to (from) parent	—	(1,226)
Deferred	—	1,029

Provision for income taxes	—	(197)

Net income (loss)	$2,526	$(382)

General partner's interest in net income	$51

Limited partners' interest in net income	$2,475

Net income per limited partner unit	$0.46

Weighted average units outstanding	5,415

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Period From Commencement of Operations (May 24, 2002) Through September 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Nine Months Ended September 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Revenues:
Sales to affiliates	$14,647	$—	$—
Sales to unaffiliated parties	4,081	37,043	72,085

Total revenues	18,728	37,043	72,085
Operating expenses:
Purchased product costs	6,436	26,598	52,441
Plant operating and other expenses	5,236	5,705	10,079
Selling, general and administrative expenses	1,423	2,206	3,701
Depreciation	1,787	1,916	3,308

Total operating expenses	14,882	36,425	69,529

Income from operations	3,846	618	2,556
Other income and (expenses):
Interest expense	(528)	(461)	(1,152)
Miscellaneous income	18	—	—

Income before income taxes	3,336	157	1,404

Provision (benefit) for income taxes:
Current due to (from) parent	—	(1,535)	(2,057)
Deferred	—	1,596	2,573

Provision for income taxes	—	61	516

Net income	$3,336	$96	$888

General partner's interest in net income	$67

Limited partners' interest in net income	$3,269

Net income per limited partner unit	$0.60

Weighted average units outstanding	5,415

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Period From Commencement of Operations (May 24, 2002) Through September 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Nine Months Ended September 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Cash flows from operating activities:
Net income	$3,336	$96	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,787	1,916	3,308
Deferred income taxes	—	1,596	2,573
Other	68	(252)	—

	5,191	3,356	6,769
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,801)	3,765	6,719
(Increase) decrease in inventories	(100)	2,449	(1,397)
(Increase) decrease in prepaid replacement natural gas and other assets	(73)	5,253	(7,055)
Increase (decrease) in accounts payable and accrued liabilities	3,241	7,770	5,035
Increase in long-term replacement natural gas payable	—	3,090	—

Net cash provided by operating activities	3,458	25,683	10,071
Cash flows from investing activities:
Capital expenditures	(1,407)	(498)	(8,787)
Proceeds from sale of assets	18	—	—

Net cash used in investing activities	(1,389)	(498)	(8,787)
Cash flows from financing activities:
Proceeds from initial public offering, net	43,662	—	—
Distribution to MarkWest Hydrocarbon	(63,476)	—	—
Distributions to unitholders	(1,160)	—	—
Payments for debt issuance costs	(1,077)	—	—
Proceeds from long-term debt	23,400	—	—
Repayment of long-term debt	(2,000)	—	—
Net advances from (distributions to) parent	—	(24,218)	1,107
Debt due to (from) parent	—	(967)	(2,391)

Net cash used in financing activities	(651)	(25,185)	(1,284)
Net increase (decrease) in cash	1,418	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$1,418	$—	$—

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN CAPITAL

(UNAUDITED)

(in thousands)

			PARTNERS' CAPITAL
							General Partner
			Limited Partners
		Accumulated Other Comprehensive Income
	Net Parent Investment
			Common		Subordinated
							$
	$	$	Units	$	Units	$		Total
Balance at December 31, 2001	$64,461	$—	—	$—	—	$—	$—	$64,461
Net income applicable to the period from January 1 through May 23, 2002	96	—	—	—	—	—	—	96
Adjustment to reflect net liabilities not contributed by MarkWest Hydrocarbon to the Partnership	(47,092)	—	—	—	—	—	—	(47,092)
Book value of net assets contributed by MarkWest Hydrocarbon to the Partnership	(17,465)	—	—	—	3,000	17,116	349	—
Issuance of units to public (including underwriter over-allotment), net of offering and other costs	—	—	2,415	43,662	—	—	—	43,662
Distributions to unitholders	—	—	—	(507)	—	(630)	(23)	(1,160)
Net income applicable to the period from May 24 through September 30, 2002	—	—	—	1,458	—	1,811	67	3,336
Risk management activities	—	(932)	—	—	—	—	—	(932)

Balance at September 30, 2002	$—	$(932)	2,415	$44,613	3,000	$18,297	$393	$62,371

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying consolidated and combined financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the Partnership's and the Midstream Business's results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months and nine months ended September 30, 2002 are not necessarily indicative of results for the full year 2002 because of the facts set forth below. You should read these consolidated and combined financial statements along with the audited financial statements and notes thereto included our prospectus dated May 24, 2002.

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

        A summary of the proceeds received and use of proceeds is as follows (in thousands):

Proceeds received:
Sale of common units	$49,508
Borrowing under term loan facility	21,400
Use of proceeds:
Underwriters' fees	3,466
Professional fees and other offering costs	2,380
Debt issuance costs	1,077
Repayment of assumed working capital liabilities	1,800
Repayment of debt due to parent	19,376
Reimbursement of capital expenditures	15,600
Distribution to MarkWest Hydrocarbon	26,700

Net proceeds remaining	$509

3. Related Party Transactions

        Prior to the IPO, substantially all related party transactions were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with MarkWest Hydrocarbon as contained in various agreements discussed below which were entered into concurrent with the IPO.

  Receivable from Affiliate

        Affiliated revenues in the consolidated and combined statements of income consist of service fees and NGL product sales. Concurrent with the closing of the IPO, we entered into a number of contracts with MarkWest Hydrocarbon. Specifically, we entered into:

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

  Payable to Affiliate

        Under an omnibus agreement with MarkWest Hydrocarbon that the Partnership entered into at the closing of the IPO, MarkWest Hydrocarbon is continuing to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other corporate services. We reimburse MarkWest Hydrocarbon monthly for the selling, general and administrative support MarkWest Hydrocarbon provides us. In the first twelve months, the reimbursement will not exceed $4.9 million, but may increase thereafter. This limitation excludes the cost of any third party legal, accounting or advisory services received, or the direct expenses of MarkWest Hydrocarbon and its affiliates incurred, in connection with business development opportunities evaluated on our behalf.    These costs appear in selling, general and administrative expenses.

        The Partnership is also reimbursing MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k), pension, and health insurance, of plant operating personnel as well as other direct operating expenses. These costs appear in plant operating expenses. The Partnership has no employees.

        In Michigan, we assumed the MarkWest Hydrocarbon Midstream Business's existing contracts and gather and process gas directly for those third parties. We receive 100% of all fee and percent-of-proceeds consideration for the first 10,000 Mcf/d that we gather in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly Michigan pipeline throughput in excess of 10,000 Mcf/d. For the three and nine months ended September 30, 2002, MarkWest Hydrocarbon's net profit interest was $0.2 million and $0.2 million, respectively, and is included in plant operating and other expenses.

  Debt Due to Affiliate

        Prior to the IPO, the Midstream Business financed its working capital requirements and its capital expenditures through intercompany accounts between the Midstream Business and MarkWest Hydrocarbon. Effective October 12, 2001, MarkWest Hydrocarbon formalized the terms under which certain intercompany accounts would be settled between the Midstream Business and MarkWest Hydrocarbon. Interest on the outstanding balance was charged annually based on MarkWest Hydrocarbon's average borrowing rate from a third party. Interest charges were settled through the net parent investment account. Interest was charged at a weighted average rate of 6.3% and 6.5% for the period from January 1, 2002 through May 23, 2002, and the year ended December 31, 2001, respectively. On May 24, 2002, debt due to MarkWest Hydrocarbon was assumed by the Partnership and paid in full with proceeds from the IPO.

4. Distribution to Unitholders

        On October 17, 2002, the Partnership declared a cash distribution of $0.50 per unit on its outstanding common and subordinated units. The distribution represents the minimum quarterly distribution for the quarter ended September 30, 2002. The $2.8 million distribution will be paid on November 14, 2002 to unitholders of record at the close of business on October 31, 2002, and to the general partner.

        On August 15, 2002, the Partnership paid a cash distribution of $0.21 per unit on its outstanding common and subordinated units to unitholders of record at the close of business on August 13, 2002. The $1.2 million distribution, including $23,000 to the General Partner, represented the minimum quarterly distribution for the 38-day period from May 24, 2002 through June 30, 2002.

5. Net Income Per Limited Partner Unit

        Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner's 2% interest, by the weighted average number of outstanding common units and subordinated units.

6. Recent Accounting Pronouncement

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnership), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. We are in the process of determining the future impact that the adoption of SFAS No. 143 may have on our earnings and financial position.

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

  •
  Prices of NGL products and crude oil, including the effectiveness of any hedging activities, and indirectly by natural gas prices;

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

        The financial statements of MarkWest Energy Partners, L.P. reflect historical cost-basis accounts of the Midstream Business for periods prior to May 24, 2002, the closing date of the Partnership's initial public offering (the "IPO") (see Note 1 of the Notes to Consolidated and Combined Financial Statements appearing earlier in this Form 10-Q) and include charges from MarkWest Hydrocarbon for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. We believe that the allocation methods are reasonable, and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on May 24, 2002, the consolidated and combined financial statements reflect the financial statements of the Partnership and its subsidiaries, including the results of contracts entered into on May 24, 2002.

        The Midstream Business's financial statements differ substantially from our financial statements principally because of the differences in the way in which we generate revenues and the way in which the MarkWest Hydrocarbon Midstream Business generated revenues. Historically, the Midstream Business generated its revenues pursuant to two types of contracts:

  •
  "Keep-whole" contracts under which Midstream Business would take title to and sell the NGLs it produced in its processing operations and would reimburse or "keep whole" the producers for the Btu content of the NGLs removed through the redelivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas; and

  •
  "Percent-of-proceeds" contracts under which the Midstream Business would take title to the NGLs it produced in its processing operations, sell the NGLs to third parties, and pay the producer a specified percentage of the proceeds received from the sales.

        However, currently, none of our revenues are generated pursuant to keep-whole contracts. Rather, we generate the majority of our revenues pursuant to contracts that we entered into with MarkWest Hydrocarbon at the closing of our IPO that provide for us to be paid a fee per unit for services that we provide. Like the Midstream Business, we continue to generate a portion of our revenues pursuant to percent-of-proceeds contracts under which we retain a percentage of the NGLs that we produce as compensation for processing the raw gas for producers. The largest of the differences between the financial statements of the Midstream Business and our financial statements is in revenues and purchased gas cost. Generally, revenues and purchased product costs in the Midstream Business's financial statements are higher because:

  •
  The Midstream Business's revenues included the aggregate sales price for all the NGL products produced in its operations; and

  •
  The Midstream Business's purchased product costs included the cost of natural gas purchases needed to replace the Btu content of the NGLs extracted in its processing operations and the percentage of the proceeds from the sale of NGL products remitted to producers under percent-of-proceeds contracts.

        In contrast, our revenues and purchased product costs, for the most part, do not include these items. Instead,

  •
  Our revenues include just the fees we receive for the provision of gathering, processing, transportation, fractionation and storage services and the aggregate proceeds from NGL sales we receive under our percent-of-proceeds contracts; and

  •
  Our purchased product costs primarily consists of the percentage of proceeds from the sale of NGL products remitted to producers under our percent-of-proceeds contracts.

        Accordingly, whereas the Midstream Business's results of operations depended on the volumes of NGL products sold and the difference between the sale price of NGL products and the cost of natural gas, our results of operations depend primarily on the volume of natural gas processed, NGLs fractionated and, to the extent of our percent-of-proceeds contracts, the market price of NGL products. Because of these significant differences, the "Results of Operations" for the Midstream Business discussed below may be of limited use in evaluating the business to be conducted by us. The nature of the Midstream Business's and our revenues and costs are presented in more extensive detail below and may help you better understand the historical results discussed herein, as well as our operating results going forward.

  MarkWest Hydrocarbon Midstream Business

        The Midstream Business historically generated the majority of its revenues through the sale of NGL products obtained in exchange for providing processing and fractionation services to natural gas producers. NGL product prices, and the volume of natural gas processed and NGLs fractionated and sold, were the primary determinants of revenues. In Appalachia, the Midstream Business processed natural gas under keep-whole contracts and a contract containing both fee and percent-of-proceeds components. In Michigan, the Midstream Business processed natural gas under contracts containing both fee and percent-of-proceeds components. Under keep-whole and percent-of-proceeds contracts, the Midstream Business recorded as revenues the gross proceeds retained from the sale of NGL products produced. Gathering and processing contracts containing a fee component required producers to pay the Midstream Business a fee to gather and process their gas.

        The Midstream Business's purchased product costs were comprised of a keep-whole contract component and a percent-of-proceeds contract component. Under keep-whole contracts, the Midstream Business's principal cost was the reimbursement to the natural gas producers for the energy extracted from their natural gas stream in the form of NGLs. The Midstream Business kept the producers whole on an energy basis by replacing the extracted Btu content of the NGLs with additional volumes of dry natural gas. Under percent-of-proceeds contracts, the Midstream Business's principal cost was the percentage of the proceeds from the sale of the NGL products that was remitted to the producers.

        The Midstream Business's plant operating expenses principally consisted of costs needed to operate its facilities, including personnel costs, fuel needed to operate the plants, plant utility costs and maintenance expenses. The Midstream Business's fuel costs were partially offset by contractual reimbursements from producers. Some operating costs, such as fuel costs, fluctuated depending on the amount of natural gas processed or NGL products fractionated and the price of natural gas.

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

        Our principal purchased product costs are the percentage of proceeds from the sale of NGL products that we remit to a third party in Appalachia and the third-party producers in Michigan.

        Our plant operating expenses, similar to the Midstream Business, principally consist of those expenses needed to operate our facilities, including applicable personnel costs, fuel, plant utility costs and maintenance expenses. One difference between our plant operating expenses and those of the MarkWest Hydrocarbon Midstream Business is fuel costs. MarkWest Hydrocarbon retains the producer fuel reimbursement.

        Our general and administrative expenses are dictated by the terms of the omnibus agreement between MarkWest Hydrocarbon and us. We reimburse MarkWest Hydrocarbon monthly for the general and administrative support it provided us in the prior month. In the first year of the agreement, this reimbursement will not exceed $4.9 million. This limitation excludes the cost of any third party legal, accounting or advisory services received, or the direct expenses of MarkWest Hydrocarbon and its affiliates incurred, in connection with business development opportunities evaluated on our behalf.

  Operating Data

	Three Months Ended September 30, 2002 (Partnership)	Three Months Ended September 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Appalachia:
Natural gas processed for a fee (Mcf/d) under contracts in effect:
Beginning May 24, 2002	213,000	—
Prior to May 24, 2002	—	205,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	484,000	—
Prior to May 24, 2002	—	424,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	9,840,000	—
Prior to May 24, 2002	—	35,247,000
Michigan:
Gas volumes processed for a fee (Mcf/d)	16,900	10,200
NGL product sales (gallons)	3,212,000	2,308,000
	Period From Commencement of Operations (May 24, 2002) Through September 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Nine Months Ended September 30, 2001 (MarkWest Hydrocarbon Midstream Business)
Appalachia:
Natural gas processed for a fee (Mcf/d) under contracts in effect:
Beginning May 24, 2002	209,000	—	—
Prior to May 24, 2002	—	219,000	195,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	474,000	—	—
Prior to May 24, 2002	—	462,000	407,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	13,391,000	—	—
Prior to May 24, 2002	—	75,821,000	106,274,000
Michigan:
Gas volumes processed for a fee (Mcf/d)	15,900	11,900	8,700
NGL product sales (gallons)	4,334,000	3,765,000	5,828,000

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Revenues.    Our revenues were $13.9 million for the three months ended September 30, 2002, compared to $19.2 million for the three months ended September 30, 2001, a decrease of $5.3 million, or 28%. Revenues were lower in 2002 than in 2001 primarily due to the terms of the new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business. On the percent-of-proceed contracts retained by the Partnership, average NGL product sales prices were lower in the 2002 period than in the comparable 2001 period.

        Purchased Product Costs.    Our combined purchased product costs were $4.9 million for the three months ended September 30, 2002, compared to $13.9 million for the three months ended September 30, 2001, a decrease of $8.9 million, or 65%. Purchased product costs were lower in 2002 primarily due to the terms of new contracts entered into by MarkWest Hydrocarbon and us concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business.

        Plant Operating and Other Expenses.    Our plant operating and other expenses were $3.9 million for the three months ended September 30, 2002, compared to $3.2 million for the three months ended September 30, 2001, an increase of $0.7 million, or 21%. Plant operating and other expenses increased due to increased throughput in our Michigan facilities and the expansion of our Kenova processing plant.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses ("SG&A") were $0.9 million for the three months ended September 30, 2002, compared to $1.2 million for the three months ended September 30, 2001, a decrease of $0.4 million, or 29%. SG&A for the 2001 period includes NGL marketing expenses whereas SG&A for the 2002 period does not.

        Depreciation.    Our depreciation expense was $1.3 million for the three months ended September 30, 2002, compared to $1.1 million for the three months ended September 30, 2001, an increase of $0.2 million, or 15%. The increase is principally attributable to additional fixed assets placed into service since the third quarter of 2001.

        Interest Expense.    Our interest expense was $0.4 million for both the three months ended September 30, 2002 and 2001.

        Income Taxes.    The Partnership has not been subject to income taxes since its inception on May 24, 2002.

  Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Revenues.    Our combined revenues were $55.8 million for the nine months ended September 30, 2002, compared to $72.1 million for the nine months ended September 30, 2001, a decrease of $16.3 million, or 23%. Revenues were lower in 2002 than in 2001 primarily due to new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business. On the percent-of-proceed contracts retained by the Partnership, average NGL product sales prices were lower in the nine months ended September 30, 2002.

        Purchased Product Costs.    Our combined purchased product costs were $33.0 million for the nine months ended September 30, 2002, compared to $52.4 million for the nine months ended

September 30, 2001, a decrease of $19.4 million, or 37%. Purchased product costs were lower in 2002 primarily due to new contracts entered into by MarkWest Hydrocarbon and us concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business.

        Plant Operating and Other Expenses.    Our combined plant operating and other expenses were $10.9 million for the nine months ended September 30, 2002, compared to $10.1 million for the nine months ended September 30, 2001, an increase of $0.9 million, or 9%. Plant operating and other expenses increased due to increased throughput in our Michigan facilities and expansion of our Kenova processing plant.

        Selling, General and Administrative Expenses.    Our combined selling, general and administrative expenses were $3.6 million for the nine months ended September 30, 2002, compared to $3.7 million for the nine months ended September 30, 2001, an decrease of $0.1 million, or 2%.

        Depreciation.    Our combined depreciation expense was $3.7 million for the nine months ended September 30, 2002, compared to $3.3 million for the nine months ended September 30, 2001, an increase of $0.4 million, or 12%. The increase is principally attributable to additional fixed assets placed into service since the third quarter of 2001.

        Interest Expense.    Our combined interest expense was $1.0 million for the nine months ended September 30, 2002, compared to $1.2 million for the nine months ended September 30, 2001, a decrease of $0.2 million, or 14%. The decrease in interest expense is attributable to a decrease in interest rates.

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

        With respect to our percent-of-proceeds contracts, which account for approximately 15% of our gross margin (revenue less product purchases), we are also dependent upon the sales price of NGL products, particularly propane, which fluctuates with the winter weather conditions, and other supply and demand determinants.

Liquidity and Capital Resources

        Capital Requirements.    Prior to the closing of the IPO on May 24, 2002, the Midstream Business satisfied its working capital requirements and funded its capital expenditures with cash generated from operations and borrowings from MarkWest Hydrocarbon. Going forward, we believe that cash generated from operations and funds available under our credit facility will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures. In addition, we have the ability to issue additional common units to raise capital.

        Our ability to pay distributions to our unitholders and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

        Maintenance capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, are estimated to approximate $0.8 million for the twelve-month period ended June 30, 2003.

        Cash Flows.    Our combined net cash provided by operating activities was $29.1 million for the nine months ended September 30, 2002, compared to $10.1 million for the nine months ended September 30, 2001, for the Midstream Business. Net cash provided by operating activities was higher in 2002 than in 2001 primarily due to new, ongoing contracts as well as the initial conveyance contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-Q for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business.

        Our combined net cash used in investing activities was $1.9 million for the nine months ended September 30, 2002, compared to $8.8 million for the nine months ended September 30, 2001, for the Midstream Business. The decrease was principally attributable to the level of construction in Appalachia during 2001, since completed.

        Our combined net cash used in financing activities was $25.8 million for the nine months ended September 30, 2002, compared to $1.3 million for the nine months ended September 30, 2001, for the Midstream Business. The financing activities for the nine months ended September 30, 2002, reflect the IPO offering of the Partnership and related transactions. Financing activities through May 23, 2002, primarily represent repayment to MarkWest Hydrocarbon following the Midstream Business's seasonal conversion of working capital to cash.

Outlook

        Looking forward, a new gas stream is expected to begin flowing late fourth quarter 2002 when a new gatherer completes its connection into the existing transmission system upstream of our Kenova NGI extraction plant. We have sufficient unused capacity to process for a fee the expected additional 10,000 Mcf/d of natural gas and the resulting 20,000 gallons per day of NGL products.

        Following are our best current estimates of fourth quarter 2002 results for MarkWest Energy Partners. Please be aware of the risk factors outlined above, among other factors, that could cause actual results to differ materially from these forward-looking numbers.

	Year Ended December 31, 2001 (Actual)	Three Months Ended September 30, 2002 (Actual)	Three Months Ending December 31, 2002 (Estimated)
Appalachia:
Gas processed for a fee (Mcf/d)	192,000	213,000	210,000
NGL volume fractionated for a fee (gallons/day)	423,000	484,000	460,000
Maintenance capital expenditures	$576,000	$139,000	$200,000
Michigan:
Gas processed for a fee (Mcf/d)	8,800	16,900	18,000

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

        Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged. We are generally unable to hedge our basis risk for NGL products. We have two different types of NGL product basis risk. First, NGL product basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. We cannot hedge our geographic basis risk because there are no readily available products or markets. Second, NGL product basis risk also results from the difference in relative price movements between crude oil and NGL products. We may use crude oil, instead of NGL products, in our hedges because the NGL hedge products and markets are limited. Crude oil is highly correlated with certain NGL products. We hedge our NGL product sales by selling forward propane or crude oil. As of September 30, 2002, we have hedged NGL product sales as follows:

	Year Ending
	December 31, 2002	December 31, 2003
NGL Volumes Hedged Using Crude Oil
NGL gallons	1,695,000	3,731,000
NGL sales price per gallon	$0.50	$0.47
NGL Volumes Hedged Using Propane
NGL gallons	189,000	1,260,000
NGL sales price per gallon	$0.40	$0.40
Total NGL Volumes Hedged
NGL gallons	1,884,000	4,991,000
NGL sales price per gallon	$0.49	$0.45

        All projected margins or prices on open positions assume (a) the basis differentials between our sales location and the hedging contract's specified location, and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

        Interest Rate Risk.    We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. We may make use of interest rate swap agreements expiring May 19, 2005 to adjust the ratio of fixed and floating rates in the debt portfolio. As of September 30, 2002, we are a party to contracts to fix interest rates on $8.0 million of our debt at 3.84% compared to floating LIBOR, plus an applicable margin.

Item 4. Controls and Procedures

        Based on their evaluation of the internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)
By: MarkWest Energy GP, L.L.C., Its General Partner
Date: November 8, 2002	By:	/s/ GERALD A. TYWONIUK Gerald A. Tywoniuk Senior Vice President and Chief Financial Officer

CERTIFICATION

        I, John M. Fox, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of MarkWest Energy Partners, L.P.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ JOHN M. FOX John M. Fox Chief Executive Officer

CERTIFICATION

        I, Gerald A. Tywoniuk, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of MarkWest Energy Partners, L.P.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ GERALD A. TYWONIUK Gerald A. Tywoniuk Senior Vice President and Chief Financial Officer