Form 10-K
period 2002-12-31
MARKWEST ENERGY PARTNERS L P
filed 2003-03-28
CIK 1166036

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 1-11566

MARKWEST ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0005456 (I.R.S. Employer Identification No.)
155 Inverness Drive West, Suite 200, Englewood, CO 80112-5000 (Address of principal executive offices)
Registrant's telephone number, including area code: 303-290-8700

Securities registered pursuant to Section 12(b) of the Act: Common Units, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filter (as defined in Rule 126-2 of the Act). Yes ☐    No ☒

        The aggregate market value of Common Units held by non-affiliates of the registrant on June 30, 2002 was approximately $51,269,438.

        The number of the registrant's Common Units as of February 28, 2003, was 2,384,625.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

MarkWest Energy Partners, L.P.
Form 10-K
Table of Contents

PART I

        Throughout this document we make statements that are classified as "forward-looking". Please refer to the "Forward-Looking Information" included later in this section for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we"," us"," our", "MarkWest Energy" or the "Partnership" are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

        MarkWest Energy Partners, L.P., a publicly traded Delaware limited partnership, was formed on January 25, 2002, but did not conduct operations until the May 24, 2002 closing of our initial public offering (the IPO). We are engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of natural gas liquids (NGLs). We are the largest processor of natural gas in the northeastern United States, processing gas from the Appalachian basin, one of the country's oldest natural gas producing regions, and from Michigan.

        Our principal executive office is located at 155 Inverness Drive West, Suite 200, Englewood, Colorado 80112-5000. Our telephone number is 303-290-8700. Our common units trade on the American Stock Exchange under the symbol "MWE".

        We focus on providing fee-based services to customers, limiting commodity price risks and taking advantage of the tax benefits of a limited partnership structure. Our assets are grouped into one reportable business segment—midstream services. You should read the following discussion and analysis in conjunction with our Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

        We were formed by MarkWest Hydrocarbon, Inc. (MarkWest Hydrocarbon) to acquire most of its natural gas gathering and processing and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon formed us as a publicly traded limited partnership primarily to reduce our cost of capital thereby enhancing our ability to more efficiently grow our operations. The limited partnership structure provides us with access to capital markets as a source of financing in addition to that provided by our credit facility, as well as the ability to use common units in connection with acquisitions.

        Discussions of our business and properties include time periods in which our assets were held by MarkWest Hydrocarbon. MarkWest Hydrocarbon controls our operations through its ownership of our general partner. Additionally, MarkWest Hydrocarbon has a significant limited partner ownership interest in us through its ownership of a majority of our subordinated units. As of December 31, 2002, affiliates of MarkWest Hydrocarbon, in the aggregate, owned a 46.7% interest in the Partnership consisting of 2,479,762 subordinated units and a 2% general partner interest. MarkWest Hydrocarbon also is our largest customer, accounting for 79% of our revenues since the closing of our IPO. Further details on our relationship with MarkWest Hydrocarbon are discussed below.

Recent Developments

        On March 24, 2003, we entered into an agreement to merge with Pinnacle Natural Gas Company and certain affiliates for approximately $38 million. The acquired assets, primarily located in Texas, are comprised of (a) three lateral natural gas pipelines transporting up to 1.1 Bcf/day (one billion cubic feet) of natural gas under firm contracts to power plants and (b) eighteen gathering systems gathering more than 44,000 Mcf/d (thousand cubic feet per day). The acquisition complements and expands our core fee-based business, while providing geographic and customer diversification. The acquisition will be financed primarily through borrowings under our credit facility, which was recently expanded by $15 million.

Business Strategies

        Our primary strategy is to increase distributable cash flow per unit by:

  •
  Increasing utilization of our existing facilities. We seek to capture additional natural gas production from existing customers and to provide services to other natural gas producers in our areas of operation. With our recent Appalachian expansion (discussed below) and current excess capacity, we can increase throughput at our facilities with minimal incremental costs. We own and operate four natural gas processing plants in Appalachia with aggregate design throughput capacity of approximately 320,000 Mcf/d of natural gas. We also own a fifth plant, Kermit, which is operated by a third party. Our Appalachian plants, excluding our Kermit facility, processed an average of 266,000 Mcf/d of natural gas for the year ended December 31, 2002.

  •
  Expanding operations through new construction. By leveraging our existing infrastructure and customer relationships, we intend to continue expanding our asset base in Appalachia to meet the anticipated need for additional natural gas processing and NGL transportation, fractionation and storage facilities as the production of natural gas in the region continues to grow. As an example, during 2000 and 2001, we completed the construction of two new processing plants, the expansion of another processing plant and the near doubling in capacity of our fractionator in Appalachia. These activities increased our aggregate design throughput capacity by 127,000 Mcf/d or 56%. Our expansion also increased the volume of NGLs we fractionated at our Siloam facility from 310,000 gallons per day in 1999 to 423,000 gallons per day in 2001. We expect to further expand in the future by both constructing new facilities and increasing the capacity of our existing facilities, although no expansion took place in 2002.

  •
  Expanding operations through acquisitions. We intend to pursue strategic acquisitions of midstream assets and businesses in our existing areas of operation in order to leverage our current asset base, personnel and customer relationships. In addition, we seek to acquire assets outside of our existing areas of operation with a view towards creating new core operating areas and to provide geographic and customer diversification. Our March 2003 acquisition of the Pinnacle companies is an example of the execution of this strategy.

  •
  Capitalizing on our relationship with MarkWest Hydrocarbon. We believe that our relationship with MarkWest Hydrocarbon will provide us with opportunities to expand our operations as MarkWest Hydrocarbon continues to expand its exploration and production operations. This growth opportunity may include additional throughput in our existing areas of operation, as well as the opportunity to build or acquire additional midstream assets. In addition, under the terms of the omnibus agreement (discussed below) that we entered into with MarkWest Hydrocarbon, we have certain rights to purchase natural gas processing and NGL transportation, fractionation and storage assets developed by MarkWest Hydrocarbon to service its expanding exploration and production operations.

Overview of our Business and Industry

        The midstream natural gas industry in North America includes approximately 525 processing plants that process approximately 50 billion cubic feet, or Bcf, per day of raw natural gas and produce approximately 80 million gallons per day of NGLs. The industry is characterized by regional competition based on the proximity of gathering systems and processing plants to producing natural gas wells.

        Natural gas has a widely varying composition, depending on the field, the formation, or the reservoir from which it is produced. The principal constituents of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier components, such as propane, butane and natural gasoline that may be removed by any number of processing methods.

        Most raw natural gas produced at the wellhead is not suitable for long-haul pipeline transportation or commercial use and must be compressed, transported via pipeline to a central processing facility, and then processed to remove the heavier hydrocarbon components and other contaminants that would interfere with pipeline transportation or the end use of the gas. Our business is providing all of these necessary services for either a cash fee or a percentage of the NGLs removed or gas units processed.

  Natural Gas Processing

        Natural gas processing involves the separation of raw natural gas into pipeline quality natural gas, principally methane, and NGLs, as well as the removal of contaminants. In this process, raw natural gas from the wellhead is gathered at a processing plant, typically located near the production area, where it is dehydrated and treated, then sent through a cryogenic or other process from which a mixed NGL stream is recovered.

        The removal and separation of individual hydrocarbons by processing is possible because of differences in physical properties, as each component has a distinctive weight, boiling point, vapor pressure and other physical characteristics. Natural gas may also contain water, sulfur compounds, carbon dioxide, nitrogen, helium, or other components that may be diluents and contaminants. Natural gas containing sulfur is referred to in the industry as "sour gas."

  NGL Fractionation

        After being separated from natural gas at the processing plant, the mixed NGL stream is typically transported to a centralized facility for fractionation. Crude oil and condensate production also contain varying amounts of NGLs, which are removed during the refining process and, in the case of propane, are either marketed directly out of the refinery, or, in the case of butanes, blended by refiners or delivered to NGL fractionation facilities for further processing. In 2000, NGLs produced from domestic gas processing operations accounted for approximately 68% of the NGLs produced in the United States, compared with 25% from crude oil refining and 7% from imports.

        Fractionation is the process by which NGLs are further separated into individual, more valuable components. Fractionation systems typically exist either as an integral part of a gas processing plant, or as a "central fractionator," often located many miles from the primary production and processing facility. A central fractionator may receive mixed streams of NGLs from many processing plants.

        NGLs are fractionated by varying the temperature and pressure of mixed NGL streams and passing them through a series of distillation towers that take advantage of the differing boiling points of the various NGL products. Through this process the NGL stream is separated into its components: ethane, propane, normal butane, isobutane and natural gasoline.

        Described below are the five basic NGL products and their typical uses:

  •
  Ethane—Ethane is used primarily as feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Ethane is not produced at our Siloam fractionator as there is little petrochemical demand for ethane in Appalachia and, therefore, it remains in the natural gas stream.

  •
  Propane—Propane is used as a gas for heating fuel, engine fuel, industrial fuel and for agricultural burning and drying and as a petrochemical feedstock for production of ethylene and propylene. Propane is principally used as a fuel in our operating area and represents approximately 64% of our NGL throughput at our Siloam fractionator.

  •
  Normal butane—Normal butane is principally used for gasoline blending, as a fuel gas, either alone or in a mixture with propane, and as a feedstock for the manufacture of ethylene and butadiene, a key ingredient of synthetic rubber. Normal butane represents approximately 18% of our NGL throughput at our Siloam fractionator.

  •
  Isobutane—Isobutane is principally used by refiners to enhance the octane content of motor gasoline and in the production of MTBE, an additive in cleaner burning motor gasoline. Isobutane represents approximately 6% of our NGL throughput at our Siloam fractionator.

  •
  Natural gasoline—Natural gasoline is principally used as a motor gasoline blend stock or petrochemical feedstock. Natural gasoline represents approximately 12% of our NGL throughput at our Siloam fractionator.

Our Gathering and Processing Facilities

        We are the largest gas processor in the northeastern United States and we have the right to process the gas or fractionate the NGLs delivered by substantially all of the producers who deliver gas into two of the three largest gathering systems in Appalachia. We own and operate four natural gas processing plants in Appalachia with aggregate design throughput capacity of approximately 320,000 Mcf/d of natural gas. We also own a 32,000 Mcf/d processing plant, Kermit, which is operated by a third party. Our Appalachian plants, excluding our Kermit facility, processed an average of 266,000 Mcf/d of natural gas for the year ended December 31, 2002.

        In addition, we own a pipeline and a natural gas processing plant in Michigan. We gathered an average of 13,800 Mcf/d of natural gas and extracted approximately 11 million gallons of NGLs in Michigan for the year ended December 31, 2002.

  Appalachia

        The table below describes our processing assets in the Appalachian region:

				Year Ended December 31, 2002(2)
			Design Throughput Capacity (Mcf/d)
Facility	Location	Year Constructed		Natural Gas Throughput (Mcf/d)
Kenova Processing Plant(1)	Wayne County, WV	1996	160,000	136,000
Boldman Processing Plant	Pike County, KY	1991	70,000	42,000
Maytown Processing Plant	Floyd County, KY	2000	55,000	64,000	(3)
Cobb Processing Plant	Kanawha County, WV	1968	35,000	24,000
Kermit Processing Plant	Mingo County, WV	2001	(1)	(1)

Total			320,000	266,000

(1)
A portion of the Boldman volumes and all of the Kermit volumes are included in Kenova's throughput, as these volumes require further processing at our Kenova facility.

(2)
Represents MarkWest Hydrocarbon until May 23, 2002, and MarkWest Energy Partners from May 24, 2002—the date our IPO closed.

(3)
Our processing plants were constructed to accommodate gas volumes somewhat in excess of their design throughput capacity.

        We generate most of our processing revenues in Appalachia by charging fees for processing gas. We completed a multi-year expansion of our Appalachian infrastructure in mid-2001, increasing our total natural gas designed processing capacity by 127,000 Mcf/d. A new gas stream began flowing in January 2003 when a new gatherer completed its connection into the existing transmission system upstream of our Kenova NGL extraction plant. We have sufficient capacity to process the expected additional 10,000 Mcf/d of natural gas and the resulting 20,000 gallons per day of NGL products from this new gas stream.

  Michigan

        The table below describes our Michigan assets:

				Year Ended December 31, 2002(2)
			Design Throughput Capacity (Mcf/d)(2)
Facility	Location	Year Constructed		Natural Gas Throughput (Mcf/d)	NGL Throughput (gallons)
90-mile Gas Gathering Pipeline	Manistee, Mason and Oceana Counties, MI	1994-1998	25,000	13,800	NA
Fisk Processing Plant	Manistee County, MI	1998	25,000	13,800	11,075,000

(1)
MarkWest Hydrocarbon has retained a 70% net profit interest in all gathering and processing fees generated by quarterly throughput volumes in excess of 10,000 Mcf/d.

(2)
Represents MarkWest Hydrocarbon until May 23, 2002, and MarkWest Energy Partners from May 24, 2002—the date our IPO closed.

        Our Michigan assets include a 90-mile gas gathering pipeline and a 35,000 Mcf/d gas processing plant. Our pipeline is comprised of 4-inch to 10-inch pipe, all of which was constructed between 1994 and 1998. Our Michigan gathering pipeline gathers and transports sour gas produced by third parties in Oceana, Mason and Manistee Counties for sulfur removal at a treatment plant that is owned and operated by Shell Offshore, Inc. Our Fisk processing plant is located adjacent to Shell's treatment plant. Our gathering pipeline serves approximately 30 wells and 13 producers in this three county area. The Fisk plant processes all of the natural gas gathered by our gathering pipeline and produces propane and a butane-natural gasoline mix.

        We generate revenues from our Michigan operations primarily by charging a fee for the gathering and processing services we provide. Our contracts in Michigan also provide that we retain a portion of the proceeds from the sale of NGLs that are produced at our Michigan facility. Our propane and butane-natural gasoline production is usually sold at the plant. Our throughput is expected to remain between 10,000 and 15,000 Mcf/d in 2003. MarkWest Hydrocarbon has retained a 70% net profit interest in all gathering and processing fees generated by Michigan throughput volumes in excess of 10,000 Mcf/d.

Natural Gas Liquids Transportation, Fractionation and Storage

  Our NGL Pipelines

        We earn fees for transporting NGLs through our pipelines to our Siloam fractionation plant. All of the NGLs we recover at our Kenova, Boldman and Maytown plants are transported to Siloam via pipeline (NGLs from Boldman are first transported to our Maytown facility via tanker trucks). NGLs from our Cobb and Kermit plants are transported to Siloam via tanker trucks.

        Our Appalachia liquids pipeline includes the following segments:

						Year Ended December 31, 2002
					Design Throughput Capacity (Gal/Day)
Pipeline	Location	Year Constructed	Length (Miles)	Pipeline Diameter (Inches)		NGL Throughput (Gal/Day)
Maytown to Institute(1)	Floyd County, KY to Kanawha County, WV	1956	100	4-5	250,000	145,000
Ranger to Kenova(2)	Lincoln County, WV to Wayne County, WV	1976	40	6	831,000	145,000
Kenova to Siloam	Wayne County, WV to South Shore, KY	1957	36	6	831,000	410,000
(1)
Includes 40 miles of currently unused pipeline extending from Ranger to Institute.

(2)
NGLs transported through the Ranger to Kenova pipeline are included in the Kenova to Siloam volumes.

        Our 40-mile Ranger to Kenova NGL pipeline and the Maytown to Ranger segment of our leased Maytown to Institute pipeline, together with our existing Kenova to Siloam pipeline, form 136 miles of NGL pipeline running through the southern portion of the Appalachia basin. We acquired our Ranger to Kenova pipeline and leased the 100-mile Maytown to Institute pipeline in 2000 as part of our Appalachian expansion. We acquired our Kenova to Siloam pipeline in 1988. We lease the Maytown to Institute pipeline from Equitable Production Company (Equitable). Our lease expires in 2015. Prior to leasing the Maytown to Institute pipeline, Boldman NGLs were required to be transported by truck to Siloam, at significantly greater expense than trucking to an injection point. We generate transportation revenues by charging fees for transporting NGLs to our Siloam fractionator on our pipeline.

  Our Fractionation Facility

        Our Siloam fractionation plant receives substantially all of its extracted NGLs via pipeline or tanker truck from our five Appalachia processing plants, with the balance received from tanker truck and rail car deliveries from other third-party NGL sources. The extracted NGLs are then separated into NGL products, including propane, isobutane, normal butane and natural gasoline. The typical composition of the NGL throughput in our Appalachian operations has been approximately 64% propane, 18% normal butane, 6% isobutane, and 12% natural gasoline. We do not currently produce and sell any ethane. The following table provides additional detail regarding our Siloam fractionation plant:

				Year Ended December 31, 2002
			Design Throughput Capacity (Gal/Day)
Pipeline	Location	Year Constructed		NGL Throughput (Gal/Day)
Siloam Fractionation Plant	South Shore, KY	1957	600,000	476,000

        We generate revenues by charging fees for fractionating NGLs that we receive from our processing plants and third parties.

  Our Storage Facilities

        Our Siloam facility has both above ground pressurized storage facilities, with capacity of three million gallons, and underground storage facilities, with capacity of 11 million gallons. Product can be received by truck, pipeline or rail car and can be transported from the facility by truck, rail car or barge. There are eight automated 24-hour-a-day truck loading and unloading slots, a modern rail loading/unloading rack with 12 unloading slots, and a river barge facility capable of loading barges with a capacity of up to 840,000 gallons. We generate revenues from our underground storage facilities by charging a fee based on annual gallons of storage contracted.

Customers and Contracts

  Appalachia

        In Appalachia, our primary sources of revenues are our processing, transportation, fractionation and storage agreements with MarkWest Hydrocarbon, which are described below, and our agreement with Equitable Production Company (Equitable; a subsidiary of Equitable Resources, Inc.) relating to processing services at our Maytown facility. Under the terms of this Gas Processing Agreement, Equitable agrees to deliver to us all gas now or subsequently produced from specified wells, plus gas attributable to the interests of third parties that is currently being delivered into Equitable's gathering system (to the extent Equitable has the right to process such third party gas). Equitable also grants us the exclusive right to process all of this natural gas for liquid extraction and conveys to us the title to the NGLs and NGL products we extract from the gas.

        We are responsible for processing all gas delivered to our Maytown plant by Equitable and must deliver residue gas to Equitable at a specified gas delivery point. The parties have agreed that Equitable will act as our operator for the Maytown facility.

        As compensation for our services, we earn both a fee for our transportation and fractionation services as well as receive a percentage of the proceeds from the sale of NGLs produced on Equitable's behalf. A portion of the transportation and fractionation fee will be subject to annual adjustment in proportion to the annual average percentage change in the Producer Price Index for Oil and Gas Field Services. MarkWest Hydrocarbon, in a separate agreement, has agreed to buy the NGLs from us and pay us a purchase price equal to the proceeds it receives from the resale of such NGLs to third parties. The Gas Processing Agreement with Equitable also contains cross-indemnification provisions. The initial term of our the Gas Processing Agreement with Equitable runs through February 2015.

        The operating revenues we earn under the percent-of-proceeds component of the Gas Processing Agreement will fluctuate with the sales price for the NGLs produced. The natural gas covered by the Gas Processing Agreement accounts for approximately 20% of the natural gas that we process in Appalachia.

  Michigan

        In western Michigan, we process natural gas under a number of third-party agreements containing both fee and percent-of-proceeds components. Under these agreements, production from all of the acreage adjacent to our pipeline and processing facility is dedicated to our gathering and processing facilities. Under the fee component of these agreements, which represent approximately two-thirds of our gross margin in Michigan, producers pay us a fee to transport and treat their gas. Under the percent-of-proceeds component, we retain a portion of the proceeds from the sale of the NGLs as compensation for the processing services provided.

        We receive 100% of all fee and percent-of-proceeds consideration for the first 10,000 Mcf/d that we gather and process in Michigan. MarkWest Hydrocarbon retains a 70% net profits interest in the gathering and processing income we earn on quarterly pipeline throughput in excess of 10,000 Mcf/d. Throughput averaged 13,800 Mcf/d for the year ended December 31, 2002. Throughput is expected to remain between 10,000 to 15,000 Mcf/d in 2003.

  Our Contracts with MarkWest Hydrocarbon

        At the closing of our IPO, we entered into a number of contracts with MarkWest Hydrocarbon pursuant to which we provide processing, transportation, fractionation and storage services on its behalf, including:

  •
  A Gas Processing Agreement pursuant to which MarkWest Hydrocarbon agreed to deliver all gas gathered by Columbia Gas and delivered to MarkWest Hydrocarbon upstream of our facilities for processing at our Kenova, Boldman and Cobb plants. Under the terms of this agreement, we agreed to accept and process all gas that MarkWest Hydrocarbon delivers to us up to the then-existing capacity of the applicable processing plant. In exchange for these services, we receive a monthly processing fee based on the natural gas volumes delivered to us, a portion of which will be adjusted on each anniversary of the Gas Processing Agreement's effective date to reflect changes in the Producers Price Index for Oil and Gas Field Services. MarkWest Hydrocarbon is responsible for providing all natural gas used as fuel in these processing facilities. This agreement's initial term runs through 2012, with automatic annual renewals thereafter. All NGLs extracted pursuant to this Gas Processing Agreement are delivered to MarkWest Hydrocarbon for transportation to our Siloam fractionator, while all residue gas is redelivered, for MarkWest Hydrocarbon's account, to Columbia Gas' transmission facilities. Since the closing of our IPO, we have generated 22% of our revenues and 34% of our gross margin from processing fees generated pursuant to the Gas Processing Agreement.

  •
  A Pipeline Liquids Transportation Agreement and a Fractionation, Storage and Loading Agreement pursuant to which:

  •
  MarkWest Hydrocarbon agreed to deliver all NGLs we extract for MarkWest Hydrocarbon's account at our Kenova and Maytown processing facilities to us for transportation through our pipeline to our Siloam fractionator. MarkWest Hydrocarbon may, but is not obligated to, deliver NGLs from our Boldman facility or other sources in the Appalachian region for transportation on our pipeline to our Siloam fractionator. MarkWest Hydrocarbon pays us a monthly fee based on the number of gallons delivered to us for transportation. Under the terms of these agreements, we receive a monthly fee based on the number of gallons delivered to us by MarkWest Hydrocarbon for transportation, a portion of which will be adjusted on each anniversary of the effective date of each agreement to reflect changes in the Producers Price Index for Oil and Gas Field Services.

  •
  MarkWest Hydrocarbon agreed to deliver all NGLs extracted at any of our processing facilities to us for fractionation at our Siloam facility, as well as for such loading and storage services as MarkWest Hydrocarbon may direct. MarkWest Hydrocarbon pays us a monthly fee, a portion of which will be adjusted annually to reflect changes in the Producers Price Index for Oil and Gas Field Services, based on the number of gallons delivered to us for fractionation. In addition, these agreements provide that we receive an annual storage fee based on the volume of underground storage available for use by MarkWest Hydrocarbon during such annual period. Finally, to the extent MarkWest Hydrocarbon delivers third-party NGLs by rail car for fractionation, we are entitled to an additional per gallon unloading fee. Our storage and loading fees are subject to similar Producers Price Index adjustments.

  •
  These agreements' initial terms run through 2012, with automatic annual renewals thereafter.

  •
  Since May 24, 2002, the date on which our IPO closed, we have generated approximately 19% of our revenues and 30% of our gross margin pursuant to these agreements.

  •
  A Natural Gas Liquids Purchase Agreement under which MarkWest Hydrocarbon agreed to receive and purchase, and we have agreed to deliver and sell, all of the NGL products we produce pursuant to our Gas Processing Agreement with Equitable. Under the terms of the Natural Gas Liquids Purchase Agreement, MarkWest Hydrocarbon pays us a purchase price equal to the proceeds it receives from the resale to third parties of such NGL products. This agreement also applies to any other NGL products we acquire. We retain a percentage of the proceeds attributable to the sale of NGL products we produce pursuant to our Gas Processing Agreement with Equitable, and remit the balance from such NGL product sales to Equitable. The initial term of the Natural Gas Liquids Purchase Agreement runs through 2012, with automatic annual renewals thereafter. Since our IPO closed, we have generated approximately 35% of our revenues and approximately 7% of our gross margin pursuant to this agreement.

  •
  An Omnibus Agreement pursuant to which:

  •
  MarkWest Hydrocarbon agreed not to compete with us in natural gas processing or in the transportation, fractionation and storage of NGLs, subject to certain exceptions;

  •
  MarkWest Hydrocarbon agreed to indemnify us for a period of three years for losses due to environmental matters arising prior to our IPO, as well as for preexisting litigation; and

  •
  Reimbursements to MarkWest Hydrocarbon for the provision of general and administrative services pursuant to our partnership agreement are not to exceed $4.9 million during the twelve months following completion of our IPO.

Competition

        We face competition in obtaining natural gas supplies for our processing and related services operations, in obtaining unprocessed NGLs for fractionation, and in marketing our products and services. Competition for natural gas supplies is based primarily on location of gas gathering facilities and gas processing plants, operating efficiency and reliability, and ability to obtain a satisfactory price for products recovered. Competitive factors affecting our fractionation services include availability of capacity, proximity to supply and to industry marketing centers, and cost efficiency and reliability of service. Competition for customers is based primarily on price, delivery capabilities, flexibility, and maintenance of quality customer relationships.

        In competing for new business opportunities, we face strong competition in acquiring natural gas supplies and competing for fees for service. Our competitors include:

  •
  Major integrated oil companies;

  •
  Major interstate and intrastate pipelines;

  •
  Other large raw natural gas gatherers that gather, process and market natural gas and NGLs; and

  •
  A relatively large number of smaller gas gatherers of varying financial resources and experience.

        Many of our competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than ours. Smaller local distributors may enjoy a marketing advantage in their immediate service areas.

Regulatory Matters

        Our activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, community right-to-know, protection of the environment, safety and other matters.

        Various phases of gas transportation operations in Michigan are subject to the jurisdiction of the Michigan Public Service Commission, including transportation rates and service.

        Our Appalachian pipeline carries NGLs across state lines. The primary shipper on the pipeline is MarkWest Hydrocarbon, who has entered into agreements with us providing for a fixed transportation charge for the term of the agreements, which expire on December 31, 2015. As we do not operate this pipeline as a common carrier and do not hold the pipeline out for service to the public generally, there are currently no third-party shippers on this pipeline and the pipeline is and will continue to be operated as a proprietary facility. However, if a shipper sought to challenge the jurisdictional status of the pipeline, the Federal Energy Regulatory Commission (FERC) could determine that such transportation is within its jurisdiction under the Interstate Commerce Act. In such a case, we would be required to file a tariff for such transportation and provide a cost justification for the transportation charge. Because MarkWest Hydrocarbon has agreed not to challenge the status of the pipeline or the transportation charge during the terms of our agreements with MarkWest Hydrocarbon and, moreover, the likelihood of other entities seeking to utilize the pipeline is limited, the likelihood of such a challenge is remote. We cannot predict, based on currently available information, whether the charges under these agreements would be altered if it became subject to the cost-of-service standards employed by the FERC.

Environmental Matters

  General

        Our operation of processing and fractionation plants, pipelines and associated facilities in connection with the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs is subject to stringent and complex federal, state and local laws and regulations relating to release of pollutants into the environment or otherwise relating to protection of the environment. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of constructing, maintaining and upgrading equipment and facilities. Our failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial requirements, and, in less common circumstances, issuance of injunctions. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that the cost of compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial condition.

        Nevertheless, the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases or spills are associated with our operations and we cannot assure you that we will not incur significant costs and liabilities as a result of such upsets, releases, or spills, including those relating to claims for damage to property and persons. In the event of future increases in costs, we may be unable to pass on those increases to our customers. We will attempt to anticipate future regulatory requirements that might be imposed and plan accordingly in order to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

  Hazardous Substance and Waste

        To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control environmental pollution of the environment. These laws and regulations generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous wastes, and may require investigatory and corrective actions of facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of "hazardous substance" into the environment. These persons include the owner or operator of a site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the Environmental Protection Agency, or EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Although "petroleum" is excluded from CERCLA's definition of a "hazardous substance," in the course of our ordinary operations we will generate wastes that may fall within the definition of a "hazardous substance." We may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA.

        We also generate both hazardous and non-hazardous solid wastes which are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. From time to time, the EPA has considered the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and natural gas wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that some wastes generated by us that are currently classified as non-hazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly disposal requirements. Changes in applicable regulations may result in an increase in our capital expenditures or plant operating expenses.

        We currently own or lease, and have in the past owned or leased, properties that have been used over the years for natural gas gathering and processing and for NGL fractionation, transportation and storage. Solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, a possibility exists that hydrocarbons and other solid wastes may have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whom we had no control as to such entities' handling of hydrocarbons or other wastes and the manner in which such substances may have been disposed of or released. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination or to perform remedial operations to prevent future contamination. We do not believe that there presently exists significant surface and subsurface contamination of our properties by hydrocarbons or other solid wastes for which we are currently responsible.

  Ongoing Remediation and Indemnification from Columbia Gas

        Columbia Gas is the previous or current owner of the property on which our Kenova, Boldman, Cobb and Kermit facilities are located and is the previous operator of our Boldman and Cobb facilities. Columbia Gas has been or is currently involved in investigatory or remedial activities with respect to the real property underlying these four facilities pursuant to an "Administrative Order by Consent for Removal Actions" entered into by Columbia Gas and EPA Regions II, III, IV, and V in September 1994. Columbia Gas is also pursuing these remedial activities at the Boldman facility pursuant to an "Agreed Order" that it entered into with the Kentucky Natural Resources and Environmental Protection Cabinet in October 1994. The focus of the investigatory and remedial activities pursued by Columbia Gas has been the cleanup of polychlorinated biphenyls, also known as PCBs, and other hazardous substances which may be found in these real properties. Columbia Gas has agreed to retain sole liability and responsibility for, and indemnify MarkWest Hydrocarbon against, any environmental liabilities associated with the EPA Administrative Order, the Kentucky Agreed Order or any other environmental condition related to the real property prior to the effective dates of MarkWest Hydrocarbon's agreements pursuant to which MarkWest Hydrocarbon leased the real property or purchased the real property from Columbia Gas. In addition, Columbia Gas has agreed to perform all the required response actions at its cost and expense in a manner that minimizes interference with MarkWest Hydrocarbon's use of the properties. On May 24, 2002, MarkWest Hydrocarbon assigned to us the benefit of its indemnity from Columbia Gas with respect to the Cobb, Boldman and Kermit facilities. While we are not a party to the agreement under which Columbia Gas agreed to indemnify MarkWest Hydrocarbon with respect to the Kermit facility, MarkWest Hydrocarbon has agreed to provide to us the benefit of its indemnity, as well as any other third-party environmental indemnity of which it is a beneficiary. MarkWest Hydrocarbon has also agreed to provide us an additional environmental indemnification pursuant to the terms of the Omnibus Agreement. To date, Columbia Gas has been performing all actions required under these agreements, and, accordingly, we do not believe that the remediation of these properties by Columbia Gas pursuant to the EPA Administrative Order or the Kentucky Agreed Order will have a material adverse impact on our financial condition or results of operations.

  Air Emissions

        Our operations are subject to the Clean Air Act and comparable state statutes. Amendments to the Clean Air Act were enacted in 1990. Moreover, recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. As a result of these amendments, our processing and fractionating plants, pipelines, and storage facilities that emit volatile organic compounds or nitrogen oxides may become subject to increasingly stringent regulations, including requirements that some sources install maximum or reasonably available control technology. In addition, the 1990 Clean Air Act Amendments established a new operating permit for major sources, which applies to some of our facilities. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties, and may result in the limitation or cessation of construction or operation of certain air emission sources. Although we can give no assurances, we believe implementation of the 1990 Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

  Clean Water Act

        The Federal Water Pollution Control Act, also known as the Clean Water Act, and similar state laws impose restrictions and strict controls regarding the discharge of pollutants, including natural gas liquid-related wastes, into state waters or waters of the United States. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System, or NPDES, and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed there under, and that continued compliance with such existing permit conditions will not have a material effect on our results of operations.

  Safety Regulation

        Our pipelines are subject to regulation by the U.S. Department of Transportation under the Hazardous Liquid Pipeline Safety Act, as amended, or HLPSA, relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA covers crude oil, carbon dioxide, NGL and petroleum products pipelines and requires any entity which owns or operates pipeline facilities to comply with the regulations under the HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. We believe that our pipeline operations are in substantial compliance with applicable HLPSA requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the HLPSA will not have a material adverse effect on our results of operations or financial position.

        The Pipeline Safety Improvement Act of 2002, which was signed into law on December 17, 2002, includes numerous provisions that tighten federal inspectors and safety requirements for natural gas and hazardous liquids pipeline facilities. Many of the statute's provisions build on existing statutory requirements and strengthen regulations of the Research and Special Programs Administration and the office of Pipeline Safety, in particular, with respect to operator qualifications programs, natural mapping system and safe excavation practices. Management of the Partnership believes that compliance with the Pipeline Safety Improvement Acts of 2002 will not have a material effect on its operations.

Employee Safety

        The workplaces associated with the processing and storage facilities and the pipelines we operate are also subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

        In general, we expect industry and regulatory safety standards to become stricter over time, thereby resulting in increased compliance expenditures. While these expenditures cannot be accurately estimated at this time, we do not expect such expenditures will have a material adverse effect on our results of operations.

Employees

        To carry out our operations, our general partner or its affiliates employ approximately 56 individuals who operate our facilities as our agents, excluding general and administrative employees. The Paper, Allied Industrial, Chemical, and Energy Workers International Union Local 5-372 represent fourteen employees at our Siloam fractionation facility in South Shore, Kentucky. The collective bargaining agreement with this Union expires on June 28, 2004. The agreement covers only hourly, non-supervisory employees. We consider labor relations to be satisfactory at this time. The Partnership has no employees.

Available Information

        You can find more information about us at our Internet website located at www.markwest.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports are available free of charge through our internet website as soon as reasonably practicable after we electronically file such material with the SEC.

Forward-Looking Statements

        Statements included in this annual report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We use words such as "may,"

"believe," "estimate," "expect," "plan," "intend," "project," "anticipate," and similar expressions to identify forward-looking statements.

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

  •
  Our dependence on certain significant customers, producers, gatherers, treaters, and transporters of natural gas, including MarkWest Hydrocarbon;

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

        These factors are not necessarily all of the important factors that could cause actual results to differ material from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. The Partnership undertakes no obligation to update publicly any forward-looking statement whether as a result of new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements. You should read "Risk Factors" below for further information.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating MarkWest Energy Partners:

  •
  We may not have sufficient cash after the establishment of cash reserves and payment of our general partner's fees and expenses to enable us to pay the minimum quarterly distribution each quarter.

  •
  A significant decrease in natural gas and NGL production in our areas of operation would reduce our ability to make distributions to our unitholders.

  •
  We depend upon third parties for the raw natural gas we process and the NGLs we fractionate at our facilities, and any reduction in these quantities could reduce our ability to make distributions to our unitholders.

  •
  We derive the majority of our revenues from our gas processing, transportation, fractionation and storage agreements with MarkWest Hydrocarbon and its failure to satisfy its payment or other obligations under these agreements could reduce our revenues and cash flow and in turn reduce our ability to make distributions to our unitholders.

  •
  The fees charged MarkWest Hydrocarbon under the processing, transportation, fractionation and storage agreements may not escalate sufficiently to cover increases in costs and the agreements may not be renewed or may be suspended in some circumstances, which would reduce our ability to make distributions to our unitholders.

  •
  The amount of natural gas we gather and process and the amount of NGLs we transport and fractionate will decline over time unless new wells are connected to the gathering systems serving our facilities, particularly in Michigan.

  •
  Our profitability is affected by the volatility of NGL product prices and indirectly by natural gas prices.

  •
  The highly competitive nature of our industry could cause us to lose customers and future business opportunities, thereby reducing our revenues and limiting our future financial performance.

  •
  Our profitability depends upon the demand for our services and prices for our products.

  •
  We are subject to operating and litigation risks that may not be covered by insurance.

  •
  Terrorist attacks, such as the attacks that occurred on September 11, 2001, have resulted in increased costs, and future war or risk of war may adversely impact our results of operations.

  •
  Our business is subject to federal, state and local laws and regulations with respect to environmental, safety and other regulatory matters, and the violation of or the cost of compliance with such laws and regulations could adversely affect our profitability.

  •
  We are indemnified for liabilities arising from an ongoing remediation of property on which our facilities are located and our results of operation and our ability to make cash distributions to our unitholders could be adversely affected if the indemnifying party fails to perform its indemnification obligation.

  •
  Due to our lack of asset diversification, adverse developments in our gathering, processing, transportation, fractionation and storage businesses would reduce our ability to make distributions to unitholders.

  •
  Cost reimbursements and fees due our general partner may be substantial and will reduce our cash available for distribution to our unitholders.

  •
  MarkWest Hydrocarbon and its affiliates have conflicts of interest and limited fiduciary responsibilities, which may permit them to favor their own interests to the detriment of our unitholders.

  •
  Unitholders have less ability to elect or remove management than holders of common stock in a corporation.

ITEM 3. LEGAL PROCEEDINGS

        MarkWest Energy Partners, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the holders of our common units during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

        Our common units were listed on the American Stock Exchange (AMEX) national market under the symbol "MWE", beginning on May 24, 2002. Prior to May 24, 2002, our equity securities were not traded on any public trading market. The following table sets forth the range of high and low bid prices of the common units, as reported by AMEX, as well as the amount of cash distributions paid per quarter for 2002 since the close of the IPO on May 24, 2002.

			Cash Distribution History
Quarter Ended	High	Low	Per Common Unit		Per Subordinated Unit		Record Date	Payment date
June 30, 2002(1)	$21.90	$20.50	$0.21	(1)	$0.21	(1)	Aug. 13, 2002	Aug. 15, 2002
September 30, 2002	$22.64	$17.90	$0.50		$0.50		Oct. 31, 2002	Nov. 14, 2002
December 31, 2002	$23.50	$20.80	$0.52		$0.52		Jan. 31, 2003	Feb. 14, 2003

(1)
Reflects the pro rata portion of the $0.50 minimum quarterly distribution per unit, representing the period from the May 24, 2002, the closing date of our initial public offer, through December 31, 2002.

        As of February 24, 2003, there were approximately 24 holders of record of our common units, which includes an estimated 3,035 beneficial owners of our common units.

        The Partnership has also issued 3,000,000 subordinated units for which there is no established public trading market.

        The Partnership distributes 100% of its "Available Cash" within 45 days after the end of each quarter to unitholders of record and to the general partner. "Available Cash" is defined in the Partnership Agreement, and generally consists of all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the general partner for future requirements plus all cash on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. The general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters. Working capital borrowings are generally borrowings that are made under our working capital facility and in all cases are used solely for working capital purposes.

        During the subordination period (as defined in the Partnership Agreement and discussed further below), our quarterly distributions of available cash will be made in the following manner:

  •
  First, 98% to the common units and 2% to our general partner, until each common unit has received a minimum quarterly distribution of $0.50 plus any arrearages from prior quarters;

  •
  Second, 98% to the subordinated units and 2% to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.50 plus any arrearages from prior quarters; and

  •
  Third, 98% to all units, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.55 per quarter.

        There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we will be prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The information concerning restrictions on distributions required by this Item 5 is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation—Credit Facility". The subordination period generally will not end earlier than June 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA

        On May 24, 2002, the Partnership completed its initial public offering whereby the Partnership became the successor to the business of the MarkWest Hydrocarbon Midstream Business (Midstream Business). The selected financial information for the Partnership was derived from the audited consolidated and combined financial statements as of and for the year ended December 31, 2002. The selected historical financial statements of the Midstream Business as of and for the years ended December 31, 2001, 2000, and 1999 are derived from the audited financial statements of the Midstream Business. The selected historical financial statements of the Midstream Business as of and for the year ended December 31, 1998, are derived from the unaudited financial statements of the Midstream Business and, in our opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this information. The selected financial data should be read in conjunction with the combined and consolidated financial statements, including the notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Partnership	MarkWest Hydrocarbon Midstream Business
	Period From Commencement of Operations (May 24, 2002) through December 31, 2002		Year Ended December 31
		Period From January 1, 2002 Through May 23, 2002
			2001	2000	1999	1998
Statement of Operations:
Revenues(1)	$33,203	$37,043	$93,675	$109,810	$57,490	$42,676
Operating Expenses:
Purchased product costs(1)	12,308	26,598	65,483	71,341	33,549	26,260
Plant operating expenses	9,396	5,705	13,138	13,224	10,514	8,918
Selling, general and administrative expenses	3,077	2,206	5,047	4,733	3,971	3,094
Depreciation	3,064	1,916	4,490	4,341	3,413	2,958

Total operating expenses	27,845	36,425	88,158	93,639	51,447	41,230

Income from operations	5,358	618	5,517	16,171	6,043	1,446
Other income/(expenses):
Interest expense	(953)	(461)	(1,307)	(1,697)	(1,741)	(824)
Miscellaneous income	52	—	—	—	—	—

Income before income taxes	$4,457	$157	$4,210	$14,474	$4,302	$622
Provision for income taxes	—	61	1,624	5,693	1,631	235

Net income	$4,457	$96	$2,586	$8,781	$2,671	$387

Balance Sheet Data (at period end):
Working capital	$1,762	NM	$18,240	$6,047	$4,083	$1,914
Property and equipment, net	$79,824	NM	$82,008	$77,501	$69,695	$62,564
Total assets	$87,709	NM	$104,891	$95,520	$80,776	$69,540
Long-term debt	$21,400	NM	$19,179	$20,782	$17,956	$22,875
Net parent investment/partnership equity	$60,863	NM	$65,429	$50,751	$46,646	$35,288
Other Financial Data:
Sustaining capital expenditures	$393	$118	$576	$955	$489	$415
Expansion capital expenditures	1,254	380	9,075	11,192	10,055	9,048

Total capital expenditures	$1,647	$498	$9,651	$12,147	$10,544	$9,463
Operating Data:
Appalachia:
Natural gas processed for a fee (Mcf/d)(2)	255,000	219,000	246,000	235,000	171,000	170,000
NGLs fractionated for a fee (gallons/day)(3)	477,000	462,000	423,000	406,000	310,000	282,000
Michigan:
Natural gas processed for a fee (Mcf/d)	15,600	11,900	8,800	11,000	17,800	16,000

NM
Not meaningful

(1)
At the closing of its IPO, the Partnership entered into contracts with MarkWest Hydrocarbon. These contracts were substantially different from those contracts in effect under the Midstream Business. The contractual differences materially affected the comparability of the information reflected in Revenues and Purchased product costs.

(2)
Represents throughput at our Kenova, Cobb, Boldman, and Maytown processing plants.

(3)
Prior to May 24, 2002, this represents NGL product production through our Siloam fractionator.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Overview

        We are a Delaware limited partnership formed to own and operate a growing midstream business. We are engaged in the gathering and processing of natural gas and the transportation, fractionation, and storage of NGL products. We are the largest processor of natural gas in the northeastern United States, processing gas from the Appalachian basin, one of the country's oldest natural gas producing regions, and from Michigan.

        On March 24, 2003, we entered into an agreement to merge with Pinnacle Natural Gas Company and certain affiliates for approximately $38 million. The acquired assets, primarily located in Texas, are comprised of (a) three lateral natural gas pipelines transporting up to 1.1 Bcf/d of natural gas under firm contracts to power plants and (b) eighteen gathering systems gathering more than 44,000 Mcf/d. The acquisition complements and expands our core fee-based businesses, while providing geographic and customer diversification. The acquisition will be financed primarily through borrowings under our credit facility, which was recently expanded by $15 million.

        The results of operations discussed below are those of MarkWest Energy Partners, L.P. on and after May 24, 2002, the closing date of our IPO and of our predecessor, the MarkWest Hydrocarbon Midstream Business (the Midstream Business), prior to May 24, 2002. Audited financial statements for the Partnership and the Midstream Business appear elsewhere in this Form 10-K. The financial statements of the Midstream Business include charges from MarkWest Hydrocarbon for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. We believe that the allocation methods are reasonable, and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on May 24, 2002, the consolidated and combined financial statements reflect the financial statements of the Partnership and its subsidiaries, including the results of contracts entered into on May 24, 2002.

        The Midstream Business's financial statements differ substantially from our financial statements principally because of the differences in the way in which we generate revenues and the way in which the MarkWest Hydrocarbon Midstream Business generated revenues. Historically, the Midstream Business generated its revenues pursuant to two types of contracts:

  •
  "Keep-whole" contracts under which the Midstream Business would take title to and sell the NGLs it produced in its processing operations and would reimburse or "keep whole" the producers for the Btu content of the NGLs removed through the redelivery to the producers of an equivalent amount (on a Btu basis) of dry natural gas; and

  •
  "Percent-of-proceeds" contracts under which the Midstream Business would take title to the NGLs it produced in its processing operations, sell the NGLs to third parties, and pay the producer a specified percentage of the proceeds received from the sales.

        Currently, none of our revenues are generated pursuant to keep-whole contracts. We generate the majority of our revenues pursuant to contracts that we entered into with MarkWest Hydrocarbon at the closing of our IPO that provide for us to be paid a fee per unit for services that we provide. However, we continue to generate a portion of our revenues pursuant to percent-of-proceeds contracts under which we retain a percentage of the NGLs that we produce as compensation for processing the raw gas for producers. The largest of the differences between the financial statements of the Midstream

Business and our financial statements is in revenues and purchased gas cost. Generally, revenues and purchased product costs in the Midstream Business's financial statements are higher because:

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

        Accordingly, whereas the Midstream Business's results of operations depended on the volumes of NGL products sold and the difference between the sale price of NGL products and the cost of natural gas, our results of operations depend primarily on the volume of natural gas processed, NGLs fractionated and, to the extent of our percent-of-proceeds contracts, the market price of NGL products. Because of these significant differences, the results of operations for the Midstream Business discussed below may be of limited use in evaluating the business to be conducted by us. The nature of the Midstream Business's and our revenues and costs are presented in more extensive detail below and may help you better understand the historical results discussed herein, as well as our operating results going forward.

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

  MarkWest Energy Partners, L.P.

        We generate the majority of our revenues from gas processing and NGL transportation, fractionation and storage. In Appalachia, our primary sources of revenues are our operating agreements with MarkWest Hydrocarbon.

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

        In Michigan, we assumed the Midstream Business's existing contracts and gather and process natural gas directly for the third parties who are parties to those contracts. We receive 100% of all fee and percent-of-proceeds consideration for the first 10,000 Mcf/d that we gather in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly Michigan pipeline throughput in excess of 10,000 Mcf/d.

        Our principal purchased product costs are the percentage of proceeds from the sale of NGL products that we remit to a third party in Appalachia and the third-party producers in Michigan.

        Our plant operating expenses, similar to the Midstream Business, principally consist of those expenses needed to operate our facilities, including applicable personnel costs, fuel, plant utility costs and maintenance expenses. One difference between our plant operating expenses and those of the MarkWest Hydrocarbon Midstream Business is fuel costs. MarkWest Hydrocarbon retains the producer fuel reimbursement obligation in our current arrangements.

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

  Operating Data

	Period From Commencement of Operations (May 24, 2002) Through December 31, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Year Ended December 31, 2001 (MarkWest Hydrocarbon Midstream Business)
Appalachia:
Natural gas processed for a fee (Mcf/d) under contracts in effect:
Beginning May 24, 2002	255,000	—	—
Prior to May 24, 2002	—	219,000	246,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	477,000	—	—
Prior to May 24, 2002	—	462,000	423,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	23,414,000	—	—
Prior to May 24, 2002	—	75,821,000	154,550,000
Michigan:
Gas volumes processed for a fee (Mcf/d)	15,600	11,900	8,800
NGL product sales (gallons)	7,310,000	3,765,000	8,000,000

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues.    Our Combined (defined as the period from January 1, 2002 through May 23, 2002 plus the period from May 24, 2002 through December 31, 2002) revenues were $70.2 million for the year ended December 31, 2002, compared to $93.7 million for the year ended December 31, 2001, a decrease of $23.4 million, or 25%. Revenues were lower in 2002 than in 2001 primarily due to the terms of the new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-K for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business. On the percent-of-proceed contracts retained by the

Partnership, average NGL product sales prices were lower in the 2002 period than in the comparable 2001 period.

        Purchased Product Costs.    Our Combined purchased product costs were $38.9 million for the year ended December 31, 2002, compared to $65.5 million for the year ended December 31, 2001, a decrease of $26.6 million, or 41%. Purchased product costs were lower in 2002 primarily due to the terms of new contracts entered into by MarkWest Hydrocarbon and us concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in this Form 10-K for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business.

        Plant Operating and Other Expenses.    Our Combined plant operating and other expenses were $15.1 million for the year ended December 31, 2002, compared to $13.1 million for the year ended December 31, 2001, an increase of $2.0 million, or 15%. Plant operating and other expenses increased due to increased throughput in our Michigan facilities and the expansion of our Kenova processing plant.

        Selling, General and Administrative Expenses.    Our Combined selling, general and administrative expenses (SG&A) were $5.3 million for the year ended December 31, 2002, compared to $5.0 million for the year ended December 31, 2001, an increase of $0.2 million, or 5%. SG&A expenses increased principally due to the Partnership's incremental costs associated with being a publicly traded company, as well as increased insurance costs.

        Depreciation.    Our Combined depreciation expense was $5.0 million for the year ended December 31, 2002, compared to $4.5 million for the year ended December 31, 2001, an increase of $0.5 million, or 11%. The increase is principally attributable to additional fixed assets placed into service during the second half of 2001.

        Interest Expense.    Our Combined interest expense was $1.4 million for the year ended December 31, 2002, compared to $1.3 million for the year ended December 31, 2001.

        Income Taxes.    The Partnership has not been subject to income taxes since its inception on May 24, 2002.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenues.    Revenues were $93.7 million for the year ended December 31, 2001 compared to $109.8 million for the year ended December 31, 2000, a decrease of $16.1 million, or 15%. Revenues were lower in 2001 than in 2000 primarily due to a decrease in the average Appalachian NGL sales price, which accounted for $14.9 million of the decrease. The average Appalachian NGL sales price was $0.53 per gallon for the year ended December 31, 2001, compared to $0.63 per gallon for the year ended December 31, 2000, a decrease of $0.10 per gallon, or 16%. Appalachian NGL sales volumes remained essentially flat. Lower Michigan NGL sales volumes in 2001, a result of decreased pipeline throughput, accounted for the remainder of the decrease in revenues and were partially offset by a modest increase in average Michigan NGL sales price during 2001.

        Purchased Products Costs.    Purchased products costs were $65.5 million for the year ended December 31, 2001, compared to $71.3 million for the year ended December 31, 2000, a decrease of $5.9 million, or 8%. Purchased products costs were lower in 2001 primarily due to:

  •
  A decrease in the average Appalachian replacement natural gas cost, which accounted for an approximately $4.1 million decrease in purchased gas costs. The average cost of Appalachian replacement natural gas was equivalent to $0.40 per NGL gallon for the year ended

    December 31, 2001, compared to $0.44 per gallon for the year ended December 31, 2000, a decrease of $0.04 per gallon, or 9%;

  •
  A decrease in our average Appalachian NGL prices, which accounted for $2.4 million of the decrease. Reduced average Appalachian NGL prices reduced the percent of proceeds remitted to an Appalachian producer; and

  •
  Increased transportation costs, a result of an increase in the number of our sales outlets, partially offset the decrease in the average Appalachian replacement natural gas cost.

        Plant Operating and Other Expenses.    Plant operating and other expenses were $13.1 million for the year ended December 31, 2001, compared to $13.2 million for the year ended December 31, 2000, a decrease of $0.1 million, or 1%.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $5.0 million for the year ended December 31, 2001, compared to $4.7 million for the year ended December 31, 2000, an increase of $0.3 million, or 7%.

        Depreciation and Amortization.    Depreciation and amortization were $4.5 million for the year ended December 31, 2001, compared to $4.3 million for the year ended December 31, 2000, an increase of $0.1 million, or 3%.

        Interest Expense.    Interest expense was $1.3 million for the year ended December 31, 2001, compared to $1.7 million for the year ended December 31, 2000, a decrease of $0.4 million, or 23%. The decrease was principally caused by a reduction in interest rates throughout 2001.

        Provision for Income Taxes.    Provision for income taxes for the year ended December 31, 2001, was $1.6 million, compared to $5.7 million for the year ended December 31, 2000, a decrease of $4.1 million, or 72%. Provision for income taxes decreased principally due to lower income before income taxes.

        Net Income.    Net income for the year ended December 31, 2001, was $2.6 million, compared to $8.8 million for the year ended December 31, 2000, a decrease of $6.2 million, or 71%. Net income decreased principally as a result of decreased average Appalachian NGL sales prices.

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

        With respect to our percent-of-proceeds contracts, which accounted for approximately 15% of our gross margin (revenue less purchased product costs) as of December 31,2002, we are also dependent upon the sales price of NGL products, particularly propane, which fluctuates with the winter weather conditions, and other supply and demand determinants.

Liquidity and Capital Resources

        Cash generated from operations and borrowings under our credit facility are our primary sources of liquidity. At December 31, 2002, the Partnership had working capital of $1.8 million. As of December 31, 2002, the Partnership had borrowed $21.4 million of the $38.6 million available under its credit facility. In March 2003, the credit facility was amended to increase the aggregate committed sum to $75 million. We believe that cash generated from operations and funds available under our credit facility will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures. In addition, we have the ability to issue up to 1,207,500 additional common units without unitholder approval, to raise equity capital.

        Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of debt and equity financing which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

        Our primary customer is MarkWest Hydrocarbon, which accounted for 79% of our revenues since our IPO closed. Consequently, matters affecting the business and financial condition of MarkWest Hydrocarbon—including its operations, management, customers, vendors, and the like—have the potential to impact, both positively and negatively, our liquidity.

  Capital Requirements

        Sustaining capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, are estimated to be $0.5 million for the year ended December 31, 2003, exclusive of any acquisitions.

  Cash Flow

        Our Combined net cash provided by operating activities was $33.5 million for the year ended December 31, 2002. Net cash used in operating activities was $0.5 million for the year ended December 31, 2001. Net cash provided by operating activities was higher in 2002 than in 2001 primarily due to new, ongoing contracts as well as the initial conveyance contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of the IPO. You should read the Overview section appearing under "Results of Operations" earlier in Item 7 for a detailed discussion of the financial statement line items differences between the Partnership and the Midstream Business.

        Our Combined net cash used in investing activities was $2.1 million for the year ended December 31, 2002, compared to $9.0 million for the year ended December 31, 2001, for the Midstream Business. The decrease was principally attributable to the level of construction in Appalachia during 2001, which has since been completed.

        Our Combined net cash used in financing activities was $28.7 million for the year ended December 31, 2002, compared to net cash provided by financing activities of $9.5 million for the year ended December 31, 2001, for the Midstream Business. The financing activities for the year ended December 31, 2002, reflect the Partnership's IPO and related transactions. Financing activities through May 23, 2002, primarily represent repayments to MarkWest Hydrocarbon following the Midstream Business's seasonal conversion of working capital to cash.

Total Contractual Cash Obligations

        A summary of our total contractual cash obligations as of December 31, 2002, is as follows:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2003	Due in 2004-2005	Due in 2006-2007	Thereafter
	(in thousands)
Long-term debt	$21,400	$—	$21,400	$—	$—
Operating leases	2,495	527	1,054	590	324

Total contractual cash obligations	$23,895	$527	$22,454	$590	$324

Credit Facility

        You should read Note 4 of the accompanying Notes to Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K for a description of our credit facility.

Related Parties

        We entered into various agreements with MarkWest Hydrocarbon at the closing of our IPO. Specifically, we entered into a:

  •
  Gas Processing Agreement

  •
  Pipeline Liquids Transportation Agreement

  •
  Fractionation, Storage and Loading Agreement

  •
  Natural Gas Liquids Purchase Agreement

  •
  Omnibus Agreement

        These agreements were not the result of arm's-length negotiations. You should read Items 1. and 2., "Business and Properties—Our Contracts with MarkWest Hydrocarbon" for further information regarding these agreements.

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policy is discussed below. For further details on our accounting policies, you should read Note 2 of the accompanying Notes to Consolidated and Financial Statements included in Item 8 of this Form 10-K. You should also read the "Recent Accounting Pronouncements" below.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is recalculated when related events or circumstances change.

        When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on assumptions regarding the volume of reserves behind the asset and future NGL product and natural gas prices. The amount of reserves and drilling activity are dependent in part on natural gas prices. Projections of reserves and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

  •
  Changes in general economic conditions in regions in which our products are located;

  •
  The availability and prices of NGL products and competing commodities;

  •
  The availability and prices of raw natural gas supply;

  •
  Our ability to negotiate favorable marketing agreements;

  •
  The risks that third party or MarkWest Hydrocarbon's (in the case of Michigan) natural gas exploration and production activities will not occur or be successful;

  •
  Our dependence on certain significant customers, producers, gatherers, treaters, and transporters of natural gas; and

  •
  Competition from other NGL processors, including major energy companies.

        Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. Under the provisions of this statement, goodwill will not be amortized, but will be tested for impairment on an annual basis. The adoption of SFAS No. 142 did not have a material impact on the Partnership's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. With respect to our midstream services, we have certain surface facilities with ground leases requiring us to dismantle and remove these facilities upon the termination of the applicable lease. We anticipate recording a liability, if one can be reasonably estimated, for such obligations in the first quarter of 2003.

        In January 2002, the FASB Emerging Issues Task Force released Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The Task Force reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, the impact of which is preclude mark-to-market accounting for all energy trading contracts not within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Task Force also reached a consensus that gains and losses on derivative instruments within the scope of Statement 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002. We do not have any trading activities and did not account for any contracts as trading contracts in accordance with EITF Issue No. 98-10. Therefore, the EITF consensus to rescind EITF Issue No. 98-10 will not have an impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64; Amendment of SFAS Statement No. 13; and Technical Corrections, which is generally effective for transactions occurring after May 15, 2002. Through the rescission of SFAS Nos. 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishments of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 did not impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We do not believe that the adoption of SFAS No. 146 will have a material impact on our results of operations or financial position.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. The accounting recognition provisions of FIN 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FIN 45 only applies to prospective transactions, we are unable to determine the impact, if any, that adoption of the accounting recognition provisions of FIN 45 would have on our future financial position or results of operations.

        In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46), which requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. We do not have investments in any variable interest entities, and therefore, the adoption of FIN 46 is not expected to have an impact on our results of operations, financial position or cash flows.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Commodity Price Risk

        As of December 31, 2002, approximately 15% of our business (as measured by gross margin, which is defined as revenues less purchased product cost) was directly subject to NGL product price risk. Our Maytown gas processing plant in Appalachia and our Michigan operations have percent-of-proceeds contracts. Under percent-of-proceeds contracts, we, as the processor, retain a portion of the sales price of the NGL products produced as compensation for our services.

        Our primary risk management objective is to manage this NGL product price risk, thereby reducing volatility in our cash flows. Our hedging approach uses a statistical method that analyzes momentum and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. A committee, which includes members of senior management of our general partner, oversees all of our hedging activity.

        We may utilize a combination of fixed-price forward contracts, fixed-for-float price swaps and options on over-the-counter (OTC) market. New York Mercantile Exchange (NYMEX) traded futures are authorized for use. Swaps and futures allow us to protect our margins because corresponding losses or gains in the value of financial instruments are generally offset by gains or losses in the physical market.

        We enter OTC swaps with counterparties that are primarily financial institutions. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements (with non-bank counterparties) and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected requiring market purchases to meet commitments, or iii) our OTC counterparties fail to purchase or deliver the contracted quantities of NGLs or crude oil or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against unfavorable changes in such prices.

        We are also subject to basis risk. Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged.    We have two different types of NGL product basis risk. First, NGL product basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. We cannot hedge our geographic basis risk because there are no readily available products or markets. Second, NGL product basis risk also results from the difference in relative price movements between crude oil and NGL products. We may use crude oil, instead of NGL products, in our hedges because the NGL hedge products and markets are limited. Crude oil is typically highly correlated with certain NGL products. We are generally unable to hedge our basis risk for NGL products.

        We hedge our NGL product sales by selling forward propane or crude oil. As of December 31, 2002, we have hedged NGL product sales as follows:

Year Ending December 31, 2003
NGL Volumes Hedged Using Crude Oil
NGL gallons	3,731,000
NGL sales price per gallon	$0.47
NGL Volumes Hedged Using Propane
NGL gallons	1,260,000
NGL sales price per gallon	$0.40
Total NGL Volumes Hedged
NGL gallons	4,991,000
NGL sales price per gallon	$0.45

        All projected margins or prices on open positions assume (a) the basis differentials between our sales location and the hedging contract's specified location, and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

  Interest Rate Risk

        We are exposed to changes in interest rates, primarily as a result of our long-term debt under our credit facility with floating interest rates. We may make use of interest rate swap agreements expiring May 19, 2005 to adjust the ratio of fixed and floating rates in the debt portfolio. As of December 31, 2002, we are a party to contracts to fix interest rates on $8.0 million of our debt at 3.84% compared to floating LIBOR, plus an applicable margin.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated and Combined Financial Statements

Report of Independent Accountants
Consolidated and Combined Balance Sheets at December 31, 2002 and 2001
Consolidated and Combined Statements of Operations for each of the three years in the period ended December 31, 2002
Consolidated and Combined Statements of Cash Flows for each of the three years in the period ended December 31, 2002
Consolidated Statements of Changes in Capital for each of the three years in the period ended December 31, 2002
Notes to Consolidated and Combined Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of MarkWest Energy GP, L.L.C.

        In our opinion, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of operations, of cash flows and of changes in capital present fairly, in all material respects, the financial position of MarkWest Energy Partners, L.P., a Delaware partnership (the Partnership), and its subsidiaries at December 31, 2002 and the results of its operations and their cash flows for the period ended December 31, 2002 and the financial position of the MarkWest Hydrocarbon Midstream Business at December 31, 2001, and the results of its operations and its cash flows for the period from January 1, 2002 through May 23, 2002 and for both of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's and the MarkWest Hydrocarbon Midstream Business's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 12, 2003, except for Note 14,
as to which the date is March 25, 2003

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands)

	December 31, 2002 (Partnership)	December 31, 2001 (MarkWest Hydrocarbon Midstream Business)
ASSETS
Current assets:
Cash and cash equivalents	$2,776	$—
Receivables	976	8,538
Receivables from affiliate	2,847	—
Inventories	130	4,968
Prepaid replacement natural gas	—	8,081
Risk management asset	—	1,204
Other assets	336	92

Total current assets	7,065	22,883
Property, plant and equipment:
Gas gathering facilities	34,398	34,386
Gas processing plants	47,403	41,647
Fractionation and storage facilities	22,076	18,730
NGL transportation facilities	4,402	4,402
Land, building and other equipment	3,021	2,977
Construction in progress	348	6,758

	111,648	108,900
Less: Accumulated depreciation	(31,824)	(26,892)

Total property, plant and equipment, net	79,824	82,008
Deferred financing costs, net of amortization of $291	820	—

Total assets	$87,709	$104,891

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$1,199	$3,946
Payables to affiliate	723	—
Accrued liabilities	2,880	697
Risk management liability	501	—

Total current liabilities	5,303	4,643
Deferred income taxes	—	15,640
Debt due to parent	—	19,179
Long-term debt	21,400	—
Risk management liability	143	—
Commitments and contingencies (Note 10)
Capital:
Partners' capital	61,574	—
Net parent investment	—	64,461
Accumulated other comprehensive income (loss)	(711)	968

Total capital	60,863	65,429

Total liabilities and capital	$87,709	$104,891

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Period From Commencement of Operations (May 24, 2002) Through December 31, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Year ended December 31, 2001 (MarkWest Hydrocarbon Midstream Business)	Year Ended December 31, 2000 (MarkWest Hydrocarbon Midstream Business)
Revenues:
Sales to affiliates	$26,093	$—	$—	$—
Sales to unaffiliated parties	7,110	37,043	93,675	109,810

Total revenues	33,203	37,043	93,675	109,810
Operating expenses:
Purchased product costs	12,308	26,598	65,483	71,341
Plant operating and other expenses	9,396	5,705	13,138	13,224
Selling, general and administrative expenses	3,077	2,206	5,047	4,733
Depreciation	3,064	1,916	4,490	4,341

Total operating expenses	27,845	36,425	88,158	93,639

Income from operations	5,358	618	5,517	16,171
Other income and (expenses):
Interest expense	(953)	(461)	(1,307)	(1,697)
Miscellaneous income	52	—	—	—

Income before income taxes	4,457	157	4,210	14,474

Provision (benefit) for income taxes:
Current due to (from) parent	—	(1,535)	(1,468)	2,854
Deferred	—	1,596	3,092	2,839

Provision for income taxes	—	61	1,624	5,693

Net income	$4,457	$96	$2,586	$8,781

General partner's interest in net income	$89

Limited partners' interest in net income	$4,368

Net income per limited partner unit	$0.81

Weighted average units outstanding	5,415

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Period From Commencement of Operations (May 24, 2002) Through December 31, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Year ended December 31, 2001 (MarkWest Hydrocarbon Midstream Business)	Year Ended December 31, 2000 (MarkWest Hydrocarbon Midstream Business)
Cash flows from operating activities:
Net income	$4,457	$96	$2,586	$8,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,064	1,916	4,490	4,341
Amortizaton of deferred financing costs included in interest expense	291	—	—	—
Deferred income taxes	—	1,596	3,092	2,839
Other	(41)	(252)	48	—
Changes in operating assets and liabilities, net of working capital assumed:
(Increase) decrease in receivables	(3,808)	3,765	5,018	(7,183)
(Increase) decrease in inventories	(116)	2,449	(726)	(1,492)
(Increase) decrease in prepaid replacement natural gas and other assets	(320)	5,253	(7,952)	1,737
Increase (decrease) in accounts payable and accrued liabilities	4,292	7,770	(7,080)	4,974
Increase in long-term replacement natural gas payable	—	3,090	—	—

Net cash provided by (used in) operating activities	7,819	25,683	(524)	13,997
Cash flows from investing activities:
Capital expenditures	(1,647)	(498)	(9,651)	(12,147)
Proceeds from sale of assets	89	—	654	—

Net cash used in investing activities	(1,558)	(498)	(8,997)	(12,147)
Cash flows from financing activities:
Proceeds from initial public offering, net	43,625	—	—	—
Distribution to MarkWest Hydrocarbon	(63,476)	—	—	—
Distributions to unitholders	(3,923)	—	—	—
Payments for debt issuance costs	(1,111)	—	—	—
Proceeds from long-term debt	23,400	—	—	—
Repayment of long-term debt	(2,000)	—	—	—
Net advances from (distributions to) parent	—	(24,218)	11,124	(4,676)
Debt due to (from) parent	—	(967)	(1,603)	2,826

Net cash provided by (used in) financing activities	(3,485)	(25,185)	9,521	(1,850)
Net increase (decrease) in cash	2,776	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$2,776	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

			PARTNERS' CAPITAL
		Accumulated Other Comprehensive Income
	Net Parent Investment		Limited Partners				General Partner
			Common		Subordinated
	$	$	Units	$	Units	$	$	Total
Balance, December 31, 1999	$46,646	$—	—	$—	—	$—	$—	$46,646
Net income	8,781	—	—	—	—	—	—	8,781
Net change in parent advances	(4,676)	—	—	—	—	—	—	(4,676)

Balance, December 31, 2000	50,751	—	—	—	—	—	—	50,751
Comprehensive income:
Net income	2,586	—	—	—	—	—	—	2,586
Other comprehensive income:
Cumulative effect of change in accounting principle, net of tax	—	1,328	—	—	—	—	—	1,328
Risk management activities, net of tax	—	(360)	—	—	—	—	—	(360)

Ending accumulated derivative gain								968

Comprehensive income								3,554
Net change in parent advances	11,124	—	—	—	—	—	—	11,124

Balance, December 31, 2001	64,461	968	—	—	—	—	—	65,429
Net income applicable to the period from January 1 through May 23, 2002	96	—	—	—	—	—	—	96
Adjustment to reflect net liabilities not contributed by MarkWest Hydrocarbon to the Partnership	(47,142)	—	—	—	—	—	—	(47,142)
Book value of net assets contributed by MarkWest Hydrocarbon to the Partnership	(17,415)	—	—	—	3,000	17,067	348	—
Issuance of units to public (including underwriter over-allotment), net of offering and other costs	—	—	2,415	43,625	—	—	—	43,625
Distributions to unitholders	—	—	—	(1,715)	—	(2,130)	(78)	(3,923)
Net income applicable to the period from May 24 through December 31, 2002	—	—	—	1,948	—	2,420	89	4,457
Risk management activities	—	(1,679)	—	—	—	—	—	(1,679)

Balance at December 31, 2002	$—	$(711)	2,415	$43,858	3,000	$17,357	$359	$60,863

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization

        MarkWest Energy Partners, L.P. (the Partnership) was formed on January 25, 2002 as a Delaware limited partnership. The Partnership and its subsidiary, MarkWest Energy Operating Company, L.L.C. (the Operating Company), were formed to acquire, own and operate most of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.'s Midstream Business (the Midstream Business).

        On May 24, 2002, MarkWest Hydrocarbon, Inc. (MarkWest Hydrocarbon), through its subsidiaries, MarkWest Energy GP, L.L.C., the general partner of the Partnership, and MarkWest Michigan, Inc., conveyed the Midstream Business to the Partnership in exchange for:

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

  •
  The right to be reimbursed by the Partnership for $15.6 million of capital expenditures; and

  •
  The right to receive $26.7 million in cash upon the closing of the IPO and the Operating Company's new $60 million credit facility. The Operating Company is a wholly owned subsidiary of the Partnership.

        In the IPO, the transfer of assets and liabilities to the Partnership from MarkWest Hydrocarbon represented a reorganization of entities under common control and was recorded at historical cost.

        The Partnership concurrently issued 2,415,000 common units (including 315,000 units issued pursuant to the underwriters' over-allotment option), representing a 43.7% limited partnership interest in the Partnership, at a price of $20.50 per unit. The Operating Company concurrently entered into a $60 million credit facility with various lenders.

        A summary of the proceeds received and use of proceeds is as follows (in thousands):

Proceeds received:
Sale of common units	$49,508
Borrowing under term loan facility	21,400
Use of proceeds:
Underwriters' fees	3,466
Professional fees and other offering costs	2,417
Debt issuance costs	1,077
Repayment of assumed working capital liabilities	1,800
Repayment of debt due to parent	19,376
Reimbursement of capital expenditures to MarkWest Hydrocarbon	15,600
Distribution to MarkWest Hydrocarbon	26,700

Net proceeds remaining	$472

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated and combined financial statements include the accounts of the Partnership and the Midstream Business and have been prepared in accordance with accounting principles generally accepted in the United States. Intercompany balances and transactions within the Partnership and Midstream Business have been eliminated.

        The combined financial statements reflect historical cost-basis accounts for the Midstream Business for periods prior to May 24, 2002, the closing date of the Partnership's IPO (see Note 1), and include charges from MarkWest Hydrocarbon for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. Management of the Partnership believes that the allocation methods are reasonable. Beginning on May 24, 2002, the consolidated and combined financial statements reflect the financial statements of the Partnership and its subsidiaries, including the results of contracts entered into on May 24, 2002 (see Note 3).

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories

        The Midstream Business's product inventory consists primarily of finished energy products (propane, butane, isobutane, and natural gasoline) and is valued at the lower of weighted average cost or market. Materials and supplies are valued at the lower of average cost or estimated net realizable value.

  Prepaid Replacement Natural Gas

        Prepaid replacement natural gas consisted of natural gas purchased in advance of its actual use. It was valued using the first-in, first-out method.

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Expenditures that extend the useful lives of assets are capitalized. Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Interest costs for the construction or development of long-term assets are capitalized and amortized over the related asset's estimated useful life. Depreciation is provided principally on the straight-line method over the following estimated useful lives: gas gathering and processing and NGL transportation, fractionation and storage facilities—20 years or the number of years reserves behind our facilities are contractually dedicated, whichever is longer; buildings—40 years; furniture, leasehold improvements and other—3 to 10 years.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership evaluates its long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change. No impairment charges were recognized for any period presented.

  Capitalization of Interest

        We capitalize interest on major projects during construction. Interest is capitalized on borrowed funds. The interest rates used are based on the average interest rate on related debt.

  Deferred Financing Costs

        Deferred financing costs are amortized on a straight—line basis and charged to interest expense over the anticipated term of the associated agreement.

  Commodity Price Risk Management Activities

        Prior to January 1, 2001 and the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities gains and losses on hedges of production were included in the carrying amount of the inventory and were ultimately recognized in purchased gas costs or sales when the related inventory was sold. Gains and losses related to qualifying hedges, as defined by SFAS No. 80, Accounting for Futures Contracts, of firm commitments or anticipated transactions (including hedges of equity production) were recognized in purchased gas costs or sales, as reported on the Consolidated Statement of Operations, when the hedged physical transaction occurred. For purposes of the Consolidated Statement of Cash Flows, all hedging gains and losses were classified in net cash provided by operating activities.

        In June 1998, SFAS No. 133 was issued effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we are required to recognize the change in the market value of all derivatives as either assets or liabilities in our Balance Sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. See also Notes 6 and 7.

  Fair Value of Financial Instruments

        Our financial instruments consist of receivables, accounts payable and other current liabilities and debt. Except for debt, the carrying amounts of financial instruments approximate fair value due to their short maturities. At December 31, 2002 and 2001, based on rates available for similar types of debt, the fair value of our debt was not materially different from its carrying amount.

  Net Parent Investment

        The net parent investment represents a net balance as the result of various transactions between the Midstream Business and MarkWest Hydrocarbon. There were no terms of settlement or interest charges associated with this balance. The balance was the result of the Midstream Business's participation in MarkWest Hydrocarbon's central cash management program, wherein all of the Midstream Business's cash receipts were remitted to MarkWest Hydrocarbon and all cash disbursements were funded by MarkWest Hydrocarbon. Other transactions included intercompany transportation and terminating revenues and related expenses, administrative and support expenses incurred by MarkWest Hydrocarbon and allocated to the Midstream Business, and accrued interest and income taxes.

  Revenue Recognition

        Gas gathering and processing and NGL fractionation, transportation and storage revenues are recognized as volumes are processed, fractionated, transported and stored in accordance with contractual terms. Revenue for NGL product sales is recognized at the time the title is transferred.

  Income Taxes

        The Partnership is not a taxable entity. The Midstream Business's operations were included in MarkWest Hydrocarbon's consolidated federal and state income tax returns. The Midstream Business's income tax provisions were computed as though separate returns were filed. The Midstream Business accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

  Stock and Unit Compensation

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to measure compensation costs for unit-based and stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have a variable plan and certain employees of MarkWest Hydrocarbon dedicated to or otherwise principally supporting MarkWest Energy Partners received stock-based compensation awards from MarkWest Hydrocarbon. These plans are described more fully in Note 9. We account for these plans using variable and fixed accounting as appropriate. Compensation expense for the variable plan, including restricted unit grants, is measured using the market price of MarkWest Energy Partners' common units on the date the number of units in the grant becomes determinable and is amortized into earnings over the period of service. MarkWest Hydrocarbon stock options are issued under a fixed plan. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than market on the grant date.

        Had compensation cost for those employees principally supporting the Partnership who participated in MarkWest Hydrocarbon's stock-based compensation plan been determined based on the fair value at the grant dates under the plan consistent with the method prescribed by SFAS No. 123, our net income and net income per limited partner unit would have been affected as follows:

	Period From Commencement of Operations (May 24, 2002) Through December 31, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Year ended December 31, 2001 (MarkWest Hydrocarbon Midstream Business)	Year Ended December 31, 2000 (MarkWest Hydrocarbon Midstream Business)
	(in thousands)
Net income, as reported	$4,457	$96	$2,586	$8,781
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(72)	(248)	(218)

Pro forma net income	$4,345	$24	$2,338	$8,563
Net income per limited partner unit:(1)
Basic—as reported	$0.81	NA	NA	NA
Basic—pro forma	$0.80	NA	NA	NA
Diluted—as reported	$0.81	NA	NA	NA
Diluted—pro forma	$0.80	NA	NA	NA

NA—Not applicable

(1)
The MarkWest Hydrocarbon Midstream Business did not issue any units. Consequently, no earnings per limited partner unit information is available.

  Segment Reporting

        We operate in only one segment, the midstream services segment of the oil and gas industry.

  Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. Under the provisions of this statement, goodwill will not be amortized, but will be tested for impairment on an annual basis. The adoption of SFAS No. 142 did not have a material impact on the Partnership's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss is recognized on settlement. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. With respect to our midstream services, we have certain surface facilities with ground leases requiring us to dismantle and remove these facilities upon the termination of the applicable lease. We anticipate recording a liability, if one can be reasonably estimated, for such obligations in the first quarter of 2003.

        In January 2002, the FASB Emerging Issues Task Force released Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The Task Force reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, the impact of which is preclude mark-to-market accounting for all energy trading contracts not within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Task Force also reached a consensus that gains and losses on derivative instruments within the scope of Statement 133 should be shown net in the income statement if the derivative instruments are held for trading purposes. The consensus regarding the rescission of Issue 98-10 is applicable for fiscal periods beginning after December 15, 2002. We do not have any trading activities and did not account for any contracts as trading contracts in accordance with EITF Issue No. 98-10. Therefore, the EITF consensus to rescind EITF Issue No. 98-10 will not have an impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64; Amendment of SFAS Statement No. 13; and Technical Corrections, which is generally effective for transactions occurring after May 15, 2002. Through the rescission of SFAS Nos. 4 and 64, SFAS No. 145 eliminates the requirement that gains and losses from extinguishments of debt be aggregated and, if material, be classified as an extraordinary item net of any income tax effect. SFAS No. 145 made several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 did not impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We do not believe that the adoption of SFAS No. 146 will have a material impact on our results of operations or financial position.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. The accounting recognition provisions of FIN 45 are effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. As FIN 45 only applies to prospective transactions, we are unable to determine the impact, if any, that adoption of the accounting recognition provisions of FIN 45 would have on our future financial position or results of operations.

        In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46), which requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. We do not have investments in any variable interest entities, and therefore, the adoption of FIN 46 is not expected to have an impact on our results of operations, financial position or cash flows.

3. Related Party Transactions

        Prior to the IPO, substantially all related party transactions were settled immediately through the net parent investment account. Subsequent to the IPO, normal trade terms apply to transactions with MarkWest Hydrocarbon as contained in various agreements discussed below which were entered into concurrent with the closing of the IPO.

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

  Payable to Affiliate

        Under an omnibus agreement with MarkWest Hydrocarbon that the Partnership entered into at the closing of the IPO, MarkWest Hydrocarbon is continuing to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other corporate services. We reimburse MarkWest Hydrocarbon monthly for the selling, general and administrative support MarkWest Hydrocarbon allocates to us. In the first twelve months, the reimbursement will not exceed $4.9 million, but may increase thereafter. This limitation excludes the cost of any third party legal, accounting or advisory services received, and also excludes the direct expenses of MarkWest Hydrocarbon and its affiliates incurred, in connection with business development opportunities evaluated on our behalf.

        The Partnership is also reimbursing MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k), pension, and health insurance, of plant operating personnel as well as other direct operating expenses. For the year ended December 31, 2002, these costs totaled $2.6 million and appear in plant operating expenses. The Partnership has no employees.

        In Michigan, we assumed the Midstream Business's existing contracts and gather and process gas directly for those third parties. We receive 100% of all fee and percent-of-proceeds consideration for the first 10,000 Mcf/d that we gather in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly Michigan pipeline throughput in excess of 10,000 Mcf/d. For year ended December 31, 2002, MarkWest Hydrocarbon's net profit interest was $0.4 million and is included in plant operating and other expenses.

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

4. Debt

        In connection with our IPO, the Operating Company, a wholly owned subsidiary of the Partnership, entered into a $60 million credit facility (the Partnership Credit Facility) with various financial institutions. The Partnership Credit Facility was expanded by $15 million in March 2003. The Partnership Credit Facility is comprised of both a revolving and term loan credit facility.

        Under the revolving credit facility, up to $28.6 million is available to fund capital expenditures and acquisitions and up to $10 million is available for working capital purposes (including letters of credit) and to fund distributions to unitholders. However, not more than $2.25 million may be used in any four-quarter period to fund distributions to unitholders. At December 31, 2002, $21.4 million was outstanding under the Partnership Credit Facility. Total credit available to be drawn at December 31, 2002 was approximately $38.6 million.

        The Operating Company may prepay all loans at any time without penalty. The Operating Partnership will be required to reduce all working capital borrowings under the revolving credit facility to zero for a period of at least 15 consecutive days once each calendar year.

        Indebtedness under the credit facility bears interest, at the Operating Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by lender plus an applicable margin of 0.375% to 1.375% or (ii) at a rate equal to LIBOR plus an applicable margin ranging from 1.75% per annum to 2.75% per annum depending on the Partnership's ratio of Funded Debt (as defined in the Partnership Credit Facility) to EBITDA (as defined in the Partnership Credit Facility) for the four most recently completed fiscal quarters. For the year ended December 31, 2002, the weighted average interest rate was 3.58%.

        The Operating Company incurs a commitment fee on the unused portion of the credit facility at a rate ranging from 25.0 to 50.0 basis points based upon the ratio of our Funded Debt (as defined in the Partnership Credit Facility) to EBITDA (as defined in the Partnership Credit Facility) for the four most recently completed fiscal quarters. The Partnership Credit Facility matures in May 2005. At that time, both the revolving and term loan credit facilities will terminate and all outstanding amounts thereunder will be due and payable.

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

        The Partnership Credit Facility also contains covenants requiring the Operating Company to maintain:

  •
  A ratio of not less than 3.50:1.00 of EBITDA to interest expense for the prior fiscal quarter;

  •
  A ratio of not more than 3.50:1.00 of total debt to EBITDA for the prior fiscal quarter; and

  •
  A minimum net worth of $40 million, subject to adjustment for equity issuances.

        The Partnership and the subsidiaries of the Operating Company serve as joint and several guarantors of any obligations under the Partnership Credit Facility. The guarantees are full and unconditional. The Partnership Credit Facility is secured by substantially all the assets of the Partnership and its subsidiaries.

  Scheduled Debt Maturities

        Scheduled debt maturities as of December 31, 2002, were as follows (in thousands):

2003	$—
2004	—
2005	21,400
2006	—
2007	—
2008 and thereafter	—

Total debt outstanding	$21,400

5. Significant Customers and Concentration of Credit Risk

        For the year ended December 31, 2002, sales to MarkWest Hydrocarbon accounted for 37% of total revenues. For the year ended December 31, 2001, sales to two customers accounted for 16% and 10%, respectively, of total revenues. For the year ended December 31, 2000, sales to two customers accounted for 14% and 12%, respectively, of total revenues.

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade accounts receivable. Our primary customer is MarkWest Hydrocarbon. Consequently, matters affecting the business and financial condition of MarkWest Hydrocarbon—including its operations, management, customers, vendors and the like—have the potential to impact, both positively and negatively, our credit exposure. Outside of MarkWest Hydrocarbon, our customers are concentrated within the Appalachian basin and Michigan geographic areas and the retail propane, refining and petrochemical industries. Consequently, changes within these regions and/or industries also have the potential to impact, both positively and negatively, our credit exposure.

6. Commodity Price Risk Management

  Commodity Price

        Our primary risk management objective is to reduce volatility in our cash flows. Our hedging approach uses a statistical method that analyzes momentum and average pricing over time, and various fundamental data such as industry inventories, industry production, demand and weather. A committee, which includes members of senior management of our general partner, oversees all of our hedging activity.

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

        We enter OTC swaps with counterparties that are primarily financial institutions. We use standardized swap agreements that allow for offset of positive and negative exposures. Net credit exposure is marked to market daily. We are subject to margin deposit requirements under OTC agreements and NYMEX positions.

        The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected requiring market purchases to meet commitments, or iii) our OTC counterparties fail to purchase or deliver the contracted quantities of NGLs or crude oil or otherwise fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against unfavorable changes in such prices.

        Basis risk is the risk that an adverse change in the hedging market will not be completely offset by an equal and opposite change in the price of the physical commodity being hedged. We are generally unable to hedge our basis risk for NGL products. We have two different types of NGL product basis risk. First, NGL product basis risk stems from the geographic price differentials between our sales locations and hedging contract delivery locations. We cannot hedge our geographic basis risk because there are no readily available products or markets. Second, NGL product basis risk also results from the difference in relative price movements between crude oil and NGL products. We may use crude oil, instead of NGL products, in our hedges because the NGL hedge products and markets are limited. Crude oil is typically highly correlated with certain NGL products. We hedge our NGL product sales by selling forward propane or crude oil. As of December 31, 2002, we have hedged NGL product sales as follows:

Year Ending December 31, 2003
NGL Volumes Hedged Using Crude Oil
NGL gallons	3,731,000
NGL sales price per gallon	$0.47
NGL Volumes Hedged Using Propane
NGL gallons	1,260,000
NGL sales price per gallon	$0.40
Total NGL Volumes Hedged
NGL gallons	4,991,000
NGL sales price per gallon	$0.45

        All projected margins or prices on open positions assume (a) the basis differentials between our sales location and the hedging contract's specified location, and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

  Interest Rate

        We are exposed to changes in interest rates, primarily as a result of our long-term debt with floating interest rates. We may make use of interest rate swap agreements expiring May 19, 2005 to adjust the ratio of fixed and floating rates in the debt portfolio. As of December 31, 2002, we are a party to contracts to fix interest rates on $8.0 million of our debt at 3.84% compared to floating LIBOR, plus an applicable margin.

7. Adoption of SFAS No. 133

        The Midstream Business adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Midstream Business recorded on that date a $1.3 million net-of-tax cumulative effect gain to other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

        SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instruments' fair value are recognized in earnings unless specific hedge accounting criteria are met.

        SFAS No. 133 allows hedge accounting for fair-value and cash-flow hedges. A fair-value hedge applies to a recognized asset or liability or an unrecognized firm commitment. A cash-flow hedge applies to a forecasted transaction or a variable cash flow of a recognized asset or liability. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair-value hedging instrument as well as the offsetting loss or gain on the hedged item be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash-flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.) Effectiveness is evaluated by the derivative instrument's ability to generate offsetting changes in fair value or cash flows to the hedged item. The Midstream Business formally documents, designates and assesses the effectiveness of transactions receiving hedge accounting treatment.

        The Midstream Business entered into fixed-price contracts for the sale of NGL products and fixed-price contracts for the purchase of natural gas (designated as cash flow hedges) and NGL products (designated as fair value hedges). At January 1, 2001, the Midstream Business recorded a risk management asset of $2.1 million and a deferred tax liability of $0.7 million, resulting in a $1.3 million gain reported in other comprehensive income.

8. Income Taxes

        The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2001	2000
	(in thousands)
Current taxes due to (from) parent:
Federal	$(1,197)	$2,345
State	(271)	509

Total current due to (from) parent	(1,468)	2,854

Deferred:
Federal	2,722	2,390
State	370	449

Total deferred	3,092	2,839

Total provision for income taxes	$1,624	$5,693

        The deferred tax liabilities (assets) are comprised of the tax effect of the following at:

	Year Ended December 31,
	2001	2000
	(in thousands)
Property and equipment	$15,158	$12,015

Accrued liabilities	534	—

Total deferred tax liability	15,692	12,015

Alternative minimum tax credit carry forward	(52)	—

Total deferred tax asset	(52)	—

Net deferred tax liability	$15,640	$12,015

        The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes are summarized as follows:

	Year Ended December 31,
	2001	2000
	(in thousands)
Income tax at statutory rate	$1,432	$4,921
State income taxes, net of federal benefit	192	772

Total provision for income taxes	$1,624	$5,693

9. Long-Term Incentive Plan and Stock Compensation Plan

  Long-Term Incentive Plan

        Our general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of our general partner and its affiliates. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 500,000 common units, 200,000 of which may be awarded in the form of restricted units and 300,000 of which may be awarded in the form of unit options. The compensation committee of our general partner's board of directors administers the plan.

  Restricted Units

        A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. These restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of cash distributions made on common units during the vesting period, from the date of grant and will vest over a period of four years, with 25% of the grant vesting at the end of each of the second and third years and 50% vesting at the end of the fourth year. The restricted units will vest upon a change of control of our general partner, MarkWest Hydrocarbon or us.

        If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant distribution rights with respect to any additional restricted unit grants.

        For the year ended December 31, 2002, 55,587 phantom units had been granted to officers, employees and directors of our general partner and its affiliates. Of the amount granted, 5,357 units had subsequently been forfeited leaving 50,230 restricted units outstanding as of December 31, 2002. The Partnership recognized $0.1 million in compensation expense associated with these grants in 2002. The fair market value associated with these grants was $1.2 million on December 31, 2002.

  Unit Options

        The long-term incentive plan currently permits the grant of options covering common units. The compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may be less than, equal to or more than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, MarkWest Hydrocarbon or upon the achievement of specified financial objectives.

        Upon exercise of a unit option, our general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

        As of December 31, 2002, no options had been granted under the long-term incentive plan.

  Stock-Based Compensation Plan

        Certain employees of MarkWest Hydrocarbon dedicated to or otherwise principally supporting MarkWest Energy Partners, L.P. receive stock-based compensation awards from MarkWest Hydrocarbon. We apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those employees principally supporting the Partnership who participate in MarkWest Hydrocarbon's plan. Accordingly, no compensation cost has been recognized for the fixed stock option plan.

        Under its 1996 Stock Incentive Plan, MarkWest Hydrocarbon may grant options to its employees for up to 925,000 shares of common stock in the aggregate. Under this plan, the exercise price of each option equals the market price of MarkWest Hydrocarbon's stock on the date of the grant, and an option's maximum term is ten years. Options are granted periodically throughout the year and vest at the rate of 25% per year for options granted in 1999 and after and 20% per year for options granted prior to 1999.

        The fair value of each option granted in 2002, 2001, and 2000 was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of options granted.

	2002	2001	2000
Expected life options	6 years	6 years	6 years
Risk free interest rates	3.54%	4.84%	5.93%
Estimated volatility	52%	52%	43%
Dividend yield	0.0%	0.0%	0.0%

        A summary of the plan activity of those employees principally supporting the Partnership who participated in MarkWest Hydrocarbon's fixed stock option plan as of December 31, 2002, 2001 and 2000, and, changes during the years ended on those dates are presented below:

	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Fixed Options
Outstanding at beginning of year	343,849	$9.21	325,374	$9.29	270,721	$9.14
Change in employees considered to be primarily supporting the Partnership	(25,237)	9.21	—	—	—	—
Granted	—	—	19,778	7.84	54,653	10.08
Exercised	—	—	—	—	—	—
Cancelled	—	—	(1,303)	8.34	—	—

Outstanding at end of year	318,612	$9.21	343,849	$9.21	325,374	$9.29

Options exercisable at December 31, 2002, 2001 and 2000, respectively	256,886		218,482		156,516
Weighted-average fair value of options granted during the year		$0.00		$3.84		$4.94

        The following table summarizes information about outstanding and exercisable MarkWest Hydrocarbon fixed stock options, held by employees principally supporting the Partnership, at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/02	Weighted- Average Exercise Price
$ 5.38 to $ 7.65	86,453	4.23	$6.68	66,421	$6.63
$ 7.86 to $10.00	89,597	4.73	9.14	70,901	9.25
$10.50 to $10.50	28,318	5.94	10.50	22,657	10.50
$10.75 to $10.75	88,266	4.94	10.75	83,887	10.75
$11.25 to $11.38	25,978	7.93	11.25	13,020	11.25

$ 5.38 to $11.38	318,612	5.02	$9.21	256,886	$9.27

10. Commitments and Contingencies

  Legal

        MarkWest Energy Partners, in the ordinary course of business, is a party to various legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

  Lease Obligations

        We have various non-cancelable operating lease agreements for equipment expiring at various times through fiscal 2015. Annual rent expense under these operating leases was $0.6 million for each period presented. Our minimum future lease payments under these operating leases as of December 31, 2002, are as follows (in thousands):

2003	$527
2004	527
2005	527
2006	411
2007	179
2008 and thereafter	324

Total	$2,495

11. Partners' Capital

        As of December 31, 2002, partners' capital consists of 2,415,000 common units representing a 43.7% limited partner interest, 3,000,000 subordinated units representing a 54.3% limited partner interest and a 2% general partner interest. Affiliates of MarkWest Hydrocarbon, in the aggregate, owned a 46.7% interest in the Partnership consisting of 2,479,762 subordinated units and a 2% general partner interest.

        The Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. (the Partnership Agreement) contains specific provisions for the allocation of net income and losses to each of the partners for the purposes of maintaining the partner capital accounts.

  Cash distributions

        The Partnership will distribute 100% of its Available Cash (as defined in the Partnership Agreement) within 45 days after the end of each quarter to unitholders of record and to the general partner. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the general partner for future requirements plus all cash on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. The general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters. Working capital borrowings are generally borrowings that are made under our working capital facility and in all cases are used solely for working capital purposes such as to pay distributions to partners.

        During the subordination period (as defined in the Partnership Agreement and discussed further below), our quarterly distributions of available cash will be made in the following manner:

  •
  First, 98% to the common units and 2% to our general partner, until each common unit has received a minimum quarterly distribution of $0.50 plus any arrearages from prior quarters;

  •
  Second, 98% to the subordinated units and 2% to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.50 plus any arrearages from prior quarters; and

  •
  Third, 98% to all units, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.55 per quarter.

        Our general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.50	98%	2%
First Target Distribution	up to $0.55	98%	2%
Second Target Distribution	above $0.55 up to $0.625	85%	15%
Third Target Distribution	above $0.625 up to $0.75	75%	25%
Thereafter	above $0.75	50%	50%

        The quarterly cash distributions applicable to 2002 were as follows:

Quarter Ended	Record Date	Payment Date	Amount Per Unit
June 30, 2002	August 13, 2002	August 15, 2002	$0.21
September 30, 2002	October 31, 2002	November 14, 2002	$0.50
December 31, 2002	January 31, 2003	February 14, 2003	$0.52

  Subordination period

        During the subordination period, the common units have the right to receive distributions of available cash in an amount equal to the minimum quarterly distribution of $0.50 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period ends on the first day of any quarter beginning after June 30, 2009 when certain financial tests (defined in the Partnership Agreement) are met. Additionally, a portion of the subordinated units may convert earlier into common units on a one-for-one basis if additional financial tests (defined in the Partnership Agreement) are met. Generally, the earliest possible date by which all subordinated units may be converted into common units is June 30, 2007. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

12. Employee Benefit Plan

        All employees dedicated to, or otherwise principally supporting, MarkWest Energy Partners are employees of MarkWest Hydrocarbon and substantially all of these employees are participants in MarkWest Hydrocarbon's defined contribution plan. MarkWest Energy Partners' costs related to this plan were $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The plan is discretionary, with annual contributions determined by MarkWest Hydrocarbon's Board of Directors.

13. Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	MarkWest Hydrocarbon Midstream Business(1)		Partnership
				Three Months Ended
	January 1 through March 31	April 1 through May 23	May 24 through June 30
				September 30	December 31
2002
Revenue	$27,440	$9,603	$4,860	$13,868	$14,475
Income (loss) from operations	$1,422	$(803)	$940	$2,906	$1,512
Net income (loss)	$690	$(594)	$810	$2,526	$1,121
Net income per limited partner unit	NA	NA	$0.15	$0.46	$0.20
Net income per limited partner unit assuming dilution	NA	NA	$0.15	$0.46	$0.20
	MarkWest Hydrocarbon Midstream Business(1)
	Three Months Ended
	March 31	June 30	September 30	December 31
2001
Revenue	$35,959	$16,903	$19,223	$21,590
Income (loss) from operations	$3,053	$(306)	$(191)	$2,961
Net income (loss)	$1,690	$(420)	$(382)	$1,698
Net income per limited partner unit	NA	NA	NA	NA
Net income per limited partner unit assuming dilution	NA	NA	NA	NA

NA—Not applicable

(1)
The MarkWest Hydrocarbon Midstream Business did not issue any units. Accordingly, no information on a per unit basis is available.

14. Subsequent Event

        On March 24, 2003, we entered into an agreement to merge with Pinnacle Natural Gas Company and certain affiliates for approximately $38 million. The acquired assets, primarily located in Texas, are comprised of three lateral natural gas pipelines and eighteen gathering systems. The acquisition will be financed primarily through borrowings under our credit facility, which was recently expanded by $15 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management of MarkWest Energy Partners, L.P.

        MarkWest Energy GP, L.L.C., our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and will not be subject to reelection on a regular basis in the future. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. However, whenever possible, our general partner intends to incur indebtedness or other obligations that are non-recourse.

        Two members of the board of directors of our general partner serve on a Conflicts Committee to review specific matters that the board believes may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by the American Stock Exchange and certain other requirements. Any matters approved by the Conflicts Committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. The current members of the Conflicts Committee are Charles K. Dempster and William P. Nicoletti. Three members of the board of directors serve on the Compensation Committee, which oversees compensation decisions for the officers of our general partner as well as the compensation plans described below. Three members of the board of directors serve on the Audit Committee that reviews our external financial reporting, recommends engagement of our independent accountants and reviews procedures for internal auditing and the adequacy of our internal accounting controls. The members of the Compensation and Audit Committees are Charles K. Dempster, William A. Kellstrom and William P. Nicoletti.

        Some officers of our general partner spend a substantial amount of time managing the business and affairs of MarkWest Hydrocarbon and its other affiliates. These officers may face a conflict regarding the allocation of their time between our business and the other business interests of MarkWest Hydrocarbon. Our general partner intends to cause its officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

Directors and Executive Officers of MarkWest Energy GP, L.L.C.

        The following table shows information for the directors and executive officers of MarkWest Energy GP, L.L.C., our general partner as of February 28, 2002. Executive officers and directors are elected for one-year terms.

Name	Age	Position with our General Partner
John M. Fox	62	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Arthur J. Denney	54	Director, Senior Executive Vice President, Chief Operating Officer, and Assistant Secretary
Donald C. Heppermann	59	Director, Senior Executive Vice President, Chief Financial Officer, and Secretary
Randy S. Nickerson	41	Executive Vice President, Corporate Development
John C. Mollenkopf	41	Vice President, Business Development
Charles K. Dempster	60	Director
William A. Kellstrom	61	Director
William P. Nicoletti	57	Director

        John M. Fox has served as Chairman of the Board of Directors, President and Chief Executive Officer of our general partner since May 2002 and has served in the same capacity with MarkWest Hydrocarbon since its inception in April 1988. Mr. Fox was a founder of Western Gas Resources, Inc. and was its Executive Vice President and Chief Operating Officer from 1972 to 1986.

        Arthur J. Denney has served as Senior Executive Vice President, Chief Operating Officer, and Assistant Secretary of our general partner since January 2003. Prior to that, Mr. Denney served as Executive Vice President of our general partner since its inception in May 2002 and has served in the same capacity with MarkWest Hydrocarbon since December 2001. Mr. Denney has served on our general partner's board of directors since its inception. Prior to that, Mr. Denney served as MarkWest Hydrocarbon's Senior Vice President of Engineering and Project Development since January 1997, as a member of its board of directors since June 1996 and as its Vice President of Engineering and Business Development since January 1990. From 1987 to 1990, Mr. Denney served as Manager of Business Development for Lair Petroleum, Inc. From 1974 to 1987, Enron Gas Processing Co. and its predecessor companies employed Mr. Denney in a variety of positions.

        Donald C. Heppermann has served as Senior Executive Vice President, Chief Financial Officer and Secretary of our general partner since January 2003. He joined our general partner and MarkWest Hydrocarbon in November 2002 as Senior Vice President and Chief Financial Officer. Mr. Heppermann has served on our general partner's board of directors since its inception in May 2002. Prior to joining our general partner and MarkWest Hydrocarbon, Mr. Heppermann was a private investor and a career executive in the energy industry with major responsibilities in operations, finance, business development and strategic planning. From 1990 to 1997 he served as President and Chief Operating Officer for InterCoast Energy Company, an unregulated subsidiary of Mid American Energy Company. From 1987 to 1990 Mr. Heppermann was with Pinnacle West Capital Corporation, the holding company for Arizona Public Service Company, where he was Vice President of Finance. Prior to 1987, Enron Corporation and its predecessors employed Mr. Heppermann in a variety of positions, including Executive Vice President, Gas Pipeline Group.

        Randy S. Nickerson has served as Executive Vice President, Corporate Development of our general partner since January 2003. Prior to that, Mr. Nickerson served as Senior Vice President of our general partner since its inception in May 2002 and of MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Nickerson served as MarkWest Hydrocarbon's Vice President and the General Manager of the Appalachia Business Unit since June 1997. Mr. Nickerson joined MarkWest Hydrocarbon in July 1995 as Manager, New Projects and served as General Manager of the Michigan

Business Unit from June 1996 until June 1997. From 1990 to 1995, Mr. Nickerson was a Senior Project Manager and Regional Engineering Manager for Western Gas Resources, Inc. From 1984 to 1990, Mr. Nickerson worked for Chevron USA and Meridian Oil Inc. in various process and project engineering positions.

        John C. Mollenkopf has served as Vice President, Business Development of our general partner since January 2003. Prior to that, he served as Vice President—Michigan Business Unit of our general partner since its inception in May 2002 and in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Mollenkopf was General Manager of the Michigan Business Unit of MarkWest Hydrocarbon since 1997. He joined MarkWest Hydrocarbon in 1996 as Manager, New Projects. From 1983 to 1996, Mr. Mollenkopf worked for ARCO Oil and Gas Company, holding various positions in process and project engineering, as well as operations supervision.

        Charles K. Dempster has served as a member of the board of directors of our general partner since December 2002. Mr. Dempster has more than 30 years of experience in the natural gas and power industry since 1969. He held various management and executive positions with Enron between 1969 and 1986 focusing on natural gas supply, transmission and distribution. From 1986 through 1992 Mr. Dempster served as President of Reliance Pipeline Company and Executive Vice President of Nicor Oil and Gas Corporation, which were oil and gas midstream and exploration subsidiaries of Nicor Inc. in Chicago. He was appointed President of Aquila Energy Corporation in 1993, a wholly owned midstream, pipeline and energy-trading subsidiary of Utilicorp, Inc. Mr. Dempster retired in 2000 as Chairman and CEO of Aquila Energy Company.

        William A. Kellstrom has served as a member of the board of directors of our general partner since its inception in May 2002. Mr. Kellstrom has served as a director of MarkWest Hydrocarbon since May 2000. Mr. Kellstrom has held a variety of managerial positions in the natural gas industry since 1968. They include distribution, pipelines and marketing. He held various management and executive positions with Enron Corp., including Executive Vice President, Pipeline Marketing and Senior Vice President, Interstate Pipelines. In 1989, he created and was President of Tenaska Marketing Ventures, a gas marketing company for the Tenaska Power Group. From 1992 until 1997 he was with NorAm Energy Corporation (since merged with Reliant Energy, Incorporated) where he was President of the Energy Marketing Company and Senior Vice President, Corporate Development.

        William P. Nicoletti has served as a member of the board of directors of our general partner since its inception in May 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., a private banking firm. From March 1998 until July 1999, Mr. Nicoletti was a Managing Director and co-head of Energy Investment Banking for McDonald Investments Inc. Prior to forming Nicoletti & Company Inc. in 1991, Mr. Nicoletti was a Managing Director and head of Energy Investment Banking for PaineWebber Incorporated. Previously, he held a similar position at E.F. Hutton & Company Inc. He is chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of plastic and steel industrial containers; a director of Southwest Royalties, Inc., an oil and gas production company; and a director of Star Gas LLC, the general partner of Star Gas Partners, L.P., a retail propane and heating oil master limited partnership.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our general partner's directors and executive officers, and persons who own more than 10% of any class of our equity securities registered under Section 12 of the Exchange Act, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our Company. SEC regulations also require directors, executive officers and greater than 10% unitholders to furnish us with copies of all Section 16(a) reports they file.

        To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe our directors, executive officers and greater than 10% unitholders complied with all Section 16(a) filing requirements during the year ended December 31, 2002, except for the Form 4s filed in June 2002 reporting the issuance of restricted units to Messrs. Heppermann, Kellstrom, Nickerson, and Nicoletti, which improperly noted the issuer as MarkWest Energy GP, L.L.C. Amended Form 4s for each of these individuals were filed in July 2002 with the correct issuer name of MarkWest Energy Partners, L.P.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

        The Partnership has no employees. It is managed by the officers of its general partner. Aside from restricted unit awards (discussed later), the executive officers of our general partner are compensated by MarkWest Hydrocarbon and do not receive compensation from our general partner or us for their services in such capacities. We reimburse MarkWest Hydrocarbon for a portion of their salaries pursuant to the terms of the omnibus agreement. You should read Item 13, "Certain Relationships and Related Transactions" for further information regarding the omnibus agreement.

        The following table sets forth the cash and non-cash compensation earned for fiscal years 2002, 2001 and 2000 by our general partner's Chief Executive Officer and the three other highest paid officers, whose salary and bonus exceeded $100,000 for services rendered (Named Executive Officers). One other individual is also included in the table. This individual would have been a Named Executive Officer but for the fact he was not an executive officer of our general partner as of December 31, 2002.

        Our general partner was created in January 2002 and our initial public offering closed in May 2002, at which point we commenced reimbursing MarkWest Hydrocarbon for general and administrative expenses, including a portion of the Named Executive Officers' compensation, properly allocated to us pursuant to the omnibus agreement. Information included in the following table for the periods ended prior to May 24, 2002 is provided for comparability purposes.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Positions	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Restricted Unit Awards ($)(3)	Other Compensation ($)(4)
John M. Fox President and Chief Executive Officer	2002 2001 2000	$190,515 186,213 179,196	$3,199 9,595 78,270	$110,000 — —	$15,241 12,900 13,600
Arthur J. Denney Senior Executive Vice President, Chief Operating Officer and Assistant Secretary	2002 2001 2000	176,096 172,120 164,797	2,957 8,868 72,346	110,000	14,088 12,692 13,184
Randy S. Nickerson Executive Vice President, Corporate Development	2002 2001 2000	154,943 147,628 141,432	2,601 7,602 62,013	110,000 — —	12,395 10,948 11,301
John C. Mollenkopf Vice President, Business Development	2002 2001 2000	129,322 124,892 117,857	2,171 5,991 42,925	110,000 — —	10,346 9,056 12,901
Gerald A. Tywoniuk	2002 2001 2000	164,764 160,336 148,495	2,957 8,142 66,423	110,000 — —	91,120 11,731 11,798

(1)
Represents actual salary earned in each respective fiscal year for services rendered on behalf of both the Partnership and MarkWest Hydrocarbon. Mr. Tywoniuk's salary in fiscal 2002 represents the pro rata portion of his annual salary from January 1 through the end of his employment with our general partner on November 30.

(2)
Represents actual bonus earned in each respective fiscal year for services rendered on behalf of both the Partnership and MarkWest Hydrocarbon. Bonuses are paid to all employees in quarterly installments based on year-to-date performance in May, August, and December with the balance paid in March of the following year in accordance with provisions of MarkWest Hydrocarbon's Incentive Compensation Plan.

(3)
Represents the sum of 2002 quarterly cash distributions received and the value of the executive officer's restricted unit award (calculated by multiplying $21.50—the closing market price of our common units on the date of grant, May 24, 2002—by the number of units awarded). Messrs. Fox, Denney, Nickerson, Mollenkopf, and Tywoniuk were granted 5,000 restricted units each. At December 31, 2002, our aggregate outstanding restricted units totaled 50,230 units, valued at $1.2 million. The restricted units vest over a period of four years, with 25% of the grant vesting at the end of each of the second and third years and 50% vesting at the end of the fourth year.

(4)
Represents actual MarkWest Hydrocarbon contributions under MarkWest Hydrocarbon's 401(k) Savings and Profit Sharing Plan. Mr. Tywoniuk's total also includes a one-time only payment of $0.1 million received upon his resignation from our general partner and MarkWest Hydrocarbon effective November 30, 2002 pursuant to his severance plan.

Non-Competition, Non-Solicitation and Confidentiality Agreement and Severance Plan

        Each of our general partner's named executive officers is a party to a Non-Competition, Non-Solicitation and Confidentiality Agreements (the Non-Competition Agreements). As a result of signing the Non-Competition Agreements, the named executive officers are eligible for the 1997 Severance Plan (the Severance Plan). The Severance Plan provides for payment of benefits in the event that (i) the employee terminates his or her employment for "good reason" (as defined), (ii) the employee's employment is terminated "without cause" (as defined), (iii) the employee's employment is terminated by reason of death or disability or (iv) the employee voluntarily resigns. In the case of (i), (ii) and (iii) above, the employee shall be entitled to receive base salary and continued medical benefits for a period ranging from six months to twenty-four months, depending upon the employee's status at the time of the termination. In the case of (iv) above, the employee shall be entitled to receive base salary for a period ranging from one month to six months and continued medical benefits for a period ranging from one month to six months. In either case, the aggregate amount of benefits paid to an employee shall in no event exceed twice the employee's annual compensation during the year immediately preceding the termination.

Long-Term Incentive Plan

        Our general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of our general partner and employees of its affiliates who perform services for us. The long-term incentive plan consists of two components, restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering an aggregate of 500,000 common units, 200,000 of which may be awarded in the form of restricted units and 300,000 of which may be awarded in the form of unit options. The compensation committee of our general partner's board of directors administers the plan.

        Our general partner's board of directors in its discretion may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner's board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of the participant.

  Restricted Units

        A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or in the discretion of the compensation committee, cash equivalent to the value of a common unit. These restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of cash distributions made on common units during the vesting period, from the date of grant. The restricted units vest over a period of four years, with 25% of the grant vesting at the end of each of the second and third years and 50% vesting at the end of the fourth year. In the future, the compensation committee may determine to make additional grants under the plan to employees and directors containing such terms as the compensation committee shall determine under the plan. The compensation committee will determine the period over which restricted units granted to employees and directors will vest. The committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of our general partner, MarkWest Hydrocarbon or us.

        If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. The compensation committee, in its discretion, may grant distribution rights with respect to any additional restricted unit grants.

        We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

        For the year ended December 31, 2002, 55,587 restricted units had been granted to officers, employees and directors of our general partner and its affiliates. Of the amount granted, 5,357 units had subsequently been forfeited leaving 50,230 restricted units outstanding as of December 31, 2002.

  Unit Options

        The long-term incentive plan currently permits the grant of options covering common units. In the future, the compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, in the discretion of the committee, may be less than, equal to or more than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. In addition, the unit options will become exercisable upon a change in control of us, our general partner, MarkWest Hydrocarbon or upon the achievement of specified financial objectives.

        Upon exercise of a unit option, our general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring these common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

        At December 31, 2002, we had not granted common unit options to directors or employees of our general partner, or employees of its affiliates or members of senior management.

Reimbursement of Expenses of our General Partner

        Our general partner does not receive any management fee or other compensation for its management of our partnership. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocated to us, and all other expenses necessary or appropriate to the conduct of the business of, and allocated to, us. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. For the first year following our IPO, the amount that we will reimburse the general partner and its affiliates for costs incurred with respect to the general and administrative services performed on our behalf will not exceed $4.9 million. This reimbursement cap does not apply to the cost of any third party legal, accounting or advisory services received, or the direct expenses of management incurred, in connection with acquisition or business development opportunities evaluated on behalf of the partnership.

Director Compensation

        Directors who are employees of our general partner receive no compensation, as such, for services as members of the board. All non-employee directors receive an attendance fee of $1,500 for each board meeting or committee meeting attended in person by that director and $700 for each board meeting or committee meeting in which such director participates by telephone. Directors who serve on the Conflicts Committee receive an annual retainer of $12,000. All directors are reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings. In addition, pursuant to our Long-Term Incentive Plan, each non-employee director received up to 1,500 restricted units.

Compensation Committee Interlocks and Insider Participation

        There are no Compensation Committee interlocks.

Compensation Committee Report

        MarkWest Energy Partners, L.P. does not currently have employees. We receive the services of employees of MarkWest Hydrocarbon and its affiliates under the omnibus agreement. Under that agreement, we reimburse MarkWest Hydrocarbon for (a) direct and indirect payroll costs relating to employees who perform work that is unique to us and (b) various general and administrative services provided by MarkWest Hydrocarbon, such as legal, accounting, information technology, and treasury. The Compensation Committee of MarkWest Energy GP, L.L.C. does not make decisions relating to compensation of employees of MarkWest Hydrocarbon and its affiliates, including the executive officers of MarkWest Energy GP, L.L.C., even though portions of that compensation may be reimbursed directly or indirectly under the omnibus agreement. The functions of the compensation committee of MarkWest Energy GP, L.L.C. are therefore currently limited to administration of its Long-Term Incentive Plan to executive officers of MarkWest Energy GP, L.L.C., including its chief executive officer, in 2002.

                      Compensation Committee of MarkWest Energy GP, L L.C.
                      Mr. Charles K. Dempster, Chairman
                      Mr. William A. Kellstrom
                      Mr. William P. Nicoletti

Independent Accountants' Compensation

        The services provided by our independent accountants, PricewaterhouseCoopers LLP, for the 2002 fiscal year included its audit of our consolidated and combined financial statements and services rendered in preparation of the filing of our Registration Statement on Form S-1, as amended.

        PricewaterhouseCoopers LLP's fees for professional expenses for the 2002 fiscal year totaled of $0.5 million. PricewaterhouseCoopers' fees break down as follows:

2002
(in thousands)
Audit fees	$116
Preparation of Registration Statement on Form S-1, as amended	248
Tax fees	185
Other fees	—

Total professional services paid	$549

Performance Graph

(1)
Source: Factset.

(2)
Peer group companies include Crosstex Energy, L.P. and Atlas Pipeline Partners, L.P. Crosstex Energy, L.P. began trading on 12/12/02. The index is weighted based on market capitalization. Peer group companies were selected based on their business mix and market capitalization.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information, as of December 31, 2002, regarding our common units that may be issued upon conversion of outstanding restricted units granted under our Long-Term Incentive Plan to employees and directors of our general partner and employees of its affiliates who perform services for us. For more information about this plan, which did not require approval by the Partnership's limited partners, refer to Item 11, "Executive Compensation—Long-Term Incentive Plan".

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	50,230	—	449,770

Total	50,230	$—	449,770

(1)
The amount in column (a) of this total reflect only restricted units granted as of December 31, 2002. No unit options have been granted. No value is shown in column (b) of the table, since the restricted units do not have an exercise price.

        The following table sets forth certain information as of February 28, 2003, regarding the beneficial ownership of units held by beneficial owners of 5% or more of the units, by directors of our general partner, by each named executive officer and by all directors and officers of our general partner as a group.

	Common Units		Subordinated Units
					Percentage of Total Units Beneficially Owned
Name of Beneficial Owner(1)	Number of Units	Percentage of Class	Number of Units	Percentage of Class
MarkWest Energy GP, L.L.C.	—	—	—	—	—
MarkWest Hydrocarbon, Inc.(2)	—	—	2,479,762	82.6%	45.8%
John M. Fox(3)	21,000	*	2,484,388	82.8%	45.8%
Tortoise MWEP, L.P. 233 West 47th Street Kansas City, Missouri 64112	—	—	500,000	16.7%	9.2%
Arthur J. Denney	2,000	*	4,626	*	*
Donald C. Heppermann	1,500	*	—	—	—
Randy S. Nickerson	1,875	*	4,626	*	*
John C. Mollenkopf	—	—	4,626	*	*
Charles K. Dempster	—	—	—	—	—
William A. Kellstrom	2,000	*	—	—	—
William P. Nicoletti	2,000	*	—	—	—
All directors and officers as a group (8 people)	30,375	1.3%	2,498,266	83.2%	46.1%
Other(4)	—	—	1,734	*	*

*
Less than 1%

(1)
Unless otherwise noted, the address for the individual or company listed is c/o MarkWest Hydrocarbon, Inc., 155 Inverness, Drive West, Suite 200, Englewood, Colorado 80112-5000.

(2)
Includes securities owned directly and indirectly through subsidiaries.

(3)
Includes 4,626 subordinated units owned directly by Mr. Fox and 2,479,762 subordinated units owned by MarkWest Hydrocarbon and its subsidiaries. As of February 28, 2003, Mr. Fox beneficially owned approximately 50% of the voting securities of MarkWest Hydrocarbon and serves as its Chairman of the Board, President and Chief Executive Officer. As a result, Mr. Fox may be deemed to be the beneficial owner of the ownership interests owned by MarkWest Hydrocarbon.

(4)
Held by two key officers of MarkWest Hydrocarbon.

        The following table sets forth certain information the beneficial ownership of our general partner as of February 28, 2003, regarding the beneficial ownership of units held by beneficial owners of 5% or more of the units, by directors of our general partner, by each named executive officer and by all directors and officers of our general partner as a group.

Name of Beneficial Owner	Percentage of Limited Liability Company Interest Owned
MarkWest Hydrocarbon, Inc	93.0%
John M. Fox(1)	94.6
Arthur J. Denney	1.6
Donald C. Heppermann	0.0
Randy S. Nickerson	1.6
John C. Mollenkopf	1.6
Charles K. Dempster	0.0
William A. Kellstrom	0.0
William P. Nicoletti	0.0
All directors and executive officers as a group (8 persons)	6.4
Other(2)	*

*
Less than 1%

(1)
Includes a 1.6% ownership interest held directly by Mr. Fox and 91.4% ownership interest held by MarkWest Hydrocarbon. As of April 1, 2002, Mr. Fox beneficially owned approximately 50% of the voting securities of MarkWest Hydrocarbon and serves as its Chairman of the Board, President and Chief Executive Officer. As a result, Mr. Fox may be deemed to be the beneficial owner of the ownership interests owned by MarkWest Hydrocarbon.

(2)
Held by two key officers of MarkWest Hydrocarbon.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        MarkWest Hydrocarbon controls our operations through its ownership of our general partner, as well as a significant limited partner ownership interest in us through its ownership of a majority of our subordinated units. As of December 31, 2002, affiliates of MarkWest Hydrocarbon, in the aggregate, owned a 46.7% interest in the Partnership consisting of 2,479,762 subordinated units and a 2% general partner interest.

Distributions and Payments to our General Partner and its Affiliates

        The following table summarizes the distributions and payments to be made by us to our general partners, MarkWest Hydrocarbon and each of their affiliates in connection with the formation, ongoing operation, and liquidation of MarkWest Energy Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Formation Stage

The consideration received by our general partner and its affiliates for the transfer of their interests in the subsidiaries which hold our operation assets	—	3,000,000 subordinated units;
	—	2% general partner interest in MarkWest Energy Partners, L.P.;
	—	the incentive distribution rights; and

—	the assumption of certain indebtedness and the reimbursement of certain capital expenditures.
—	You should read Note 1, Organization, under Item 1, "Financial statements and Supplementary Data" for further information regarding our general partner and its affiliates' consideration.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to the unitholders, including MarkWest Hydrocarbon and its affiliates, as holders of all of the subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $208,000 on its 2% general partner interest and MarkWest Hydrocarbon and its affiliates would receive an aggregate annual distribution of $6.0 million on their subordinated units. You should read Note 11, Item 8, "Financial Statements and Supplementary Data" for further information regarding cash distributions made during the year ended December 31, 2002.
Payments to our general partner and its affiliates
Pursuant to the omnibus agreements, we will reimburse our general partner, MarkWest Hydrocarbon and its affiliates for direct and indirect expenses they incur on our behalf, such as legal, accounting, treasury, information technology, insurance and other corporate services. Additionally, we will reimburse MarkWest Hydrocarbon and its affiliates for direct expenses they incur on our behalf, such as salaries and employee benefit costs, which include health insurance, pension and retiree medical. The cost of general and administrative services performed on our behalf will not exceed $4.9 million for the first year following our initial public offering.
Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements Governing the Transactions

        We entered into various agreements with MarkWest Hydrocarbon at the closing of our IPO. Specifically, we entered into a:

  •
  Gas Processing Agreement

  •
  Pipeline Liquids Transportation Agreement

  •
  Fractionation, Storage and Loading Agreement

  •
  Natural Gas Liquids Purchase Agreement

  •
  Omnibus Agreement

        These agreements were not the result of arm's-length negotiations. You should read Items 1. and 2., "Business and Properties—Our Contracts with MarkWest Hydrocarbon" for further information regarding these agreements.

Relationship of a Director of our General Partner with a Customer of MarkWest Hydrocarbon

        William P. Nicoletti, who serves as a member of our general partner's board of directors, is a member of the Board of Directors of Star Gas LLC, the general partner of Star Gas Partners, L.P., a retail propane and heating oil master limited partnership. Star Gas is a significant customer of MarkWest Hydrocarbon, and accounted for approximately 8% of its revenues for the year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

        Based on their evaluation of the internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Partnership's general partner including the Chief Executive Officer of the general partner and the Chief Financial Officer of the general partner, have concluded that the effectiveness of the Partnership's controls and procedures is satisfactory. Further, there were not any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

    You should read the Index to Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K for a list of all financial statements filed as a part of this report.

  (2)
  Financial Statement Schedules: None required.

  (3)
  Exhibits:

Exhibit Number	Description
3.1(1)	Certificate of Limited Partnership of MarkWest Energy Partners, L.P.
3.2(6)	Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. dated as of May 24, 2002
3.3(1)	Certificate of Formation of MarkWest Energy Operating Company, L.L.C.
3.4(2)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy Operating Company, L.L.C. dated as of May 24, 2002
3.5(1)	Certificate of Formation of MarkWest Energy GP, L.L.C.
3.6(4)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy GP, L.L.C. dated as of May 24, 2002
10.1(7)	Credit Agreement dated as of May 20, 2002 among MarkWest Energy Operating Company, L.L.C (as the Borrower), MarkWest Energy Partners, L.P. (as a Guarantor) and various lenders
10.3(5)
Contribution, Conveyance and Assumption Agreement dated as of May 24, 2002 among MarkWest Energy Partners, L.P.; MarkWest Energy Operating Company, L.L.C.; MarkWest Energy GP, L.L.C.; MarkWest Michigan, Inc.; MarkWest Energy Appalachia, L.L.C.; West Shore Processing Company, L.L.C.; Basin Pipeline, L.L.C.; and MarkWest Hydrocarbon, Inc.
10.4(2)	MarkWest Energy GP, L.L.C. Long-Term Incentive Plan
10.5(4)	Omnibus Agreement dated of May 24, 2002 among MarkWest Hydrocarbon, Inc., MarkWest Energy GP, L.L.C; MarkWest Energy Partners, L.P. and MarkWest Energy Operating Company, L.L.C.
10.6(5)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.7(5)+	Gas Processing Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.8(5)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.9(4)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.10(7)+	Gas Processing Agreement (Maytown) dated as of May 28, 2002 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.11(7)	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002 between Equitable Production Company and MarkWest Hydrocarbon, Inc.
21.1(2)	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
99.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Form S-1 Registration Statement, filed January 31, 2002.

(2)
Incorporated by reference to Amendment No. 1 to Form S-1, filed on March 22, 2002.

(3)
Incorporated by reference to previously filed with Amendment No. 2 to Form S-1, filed April 16, 2002.

(4)
Incorporated by reference to previously filed with Amendment No. 3 to Form S-1, filed April 25, 2002.

(5)
Incorporated by reference to previously filed with Amendment No. 4 to Form S-1, filed May 1, 2002.

(6)
Incorporated by reference to previously filed with Amendment No. 5 to Form S-1, filed May 8, 2002.

(7)
Incorporated by reference to previously filed with Amendment No. 6 to Form S-1, filed May 14, 2002.

+
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested and has been filed separately with the Securities and Exchange Commission.

*
Filed herewith.

(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 26, 2003.

MARKWEST ENERGY PARTNERS, L.P. (Registrant)
By: MARKWEST ENERGY GP, L.L.C., Its General Partner
By:	/s/ JOHN M. FOX John M. Fox President, Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. FOX John M. Fox President, Chief Executive Officer and Chairman	March 26, 2003
/s/ DONALD C. HEPPERMANN Donald C. Heppermann Senior Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 26, 2003
/s/ ARTHUR J. DENNEY Arthur J. Denney Senior Executive Vice President, Chief Operating Officer, Assistant Secretary and Director	March 26, 2003
/s/ CHARLES K. DEMPSTER Charles K. Dempster Director	March 26, 2003
/s/ WILLIAM A. KELLSTROM William A. Kellstrom Director	March 26, 2003
/s/ WILLIAM P. NICOLETTI William P. Nicoletti Director	March 26, 2003

CERTIFICATION

I, John M. Fox, certify that:

1.
I have reviewed this annual report on Form 10-K of MarkWest Energy Partners, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2002
/s/ JOHN M. FOX John M. Fox President and Chief Executive Officer

CERTIFICATION

I, Donald C. Heppermann, certify that:

1.
I have reviewed this annual report on Form 10-K of MarkWest Energy Partners, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ DONALD C. HEPPERMANN Donald C. Heppermann Senior Executive Vice President, Chief Financial Officer and Secretary