Form 10-Q
period 2003-06-30
MARKWEST ENERGY PARTNERS L P
filed 2003-08-14
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    ☒     No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes    ☒     No    ☐

The number of the registrant’s Common Units outstanding at July 31, 2003, was 2,790,000 common units and 3,000,000 subordinated units.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated and Combined Balance Sheets at June 30, 2003 and December 31, 2002
Consolidated and Combined Statements of Operations for the Three Months Ended June 30, 2003 and 2002
Consolidated and Combined Statements of Operations for the Six Months Ended June 30, 2003 and 2002
Consolidated and Combined Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002
Consolidated and Combined Statements of Changes in Capital for the Six Months Ended June 30, 2003
Notes to the Consolidated and Combined Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Glossary of Terms

Bcf/d	billion cubic feet of natural gas per day
Btu	British thermal units, an energy measurement
LIBOR	London Inter-Bank Offering Rate
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
NGLs	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	December 31, 2002
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$7,920	$2,776
Receivables	7,550	976
Receivables from affiliate	1,919	2,847
Inventories	114	130
Other assets	528	336
Total current assets	18,031	7,065

Property, plant and equipment:
Gas gathering equipment	34,398	34,398
Gas processing plants	47,427	47,403
Pipelines	38,056	—
Fractionation and storage equipment	22,076	22,076
NGL transportation equipment	4,415	4,402
Land, building and other equipment	3,088	3,021
Construction in progress	736	348
	150,196	111,648
Less: Accumulated depreciation	(35,004)	(31,824)
Total property, plant and equipment, net	115,192	79,824

Deferred financing costs	1,141	820
Total assets	$134,364	$87,709

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$6,251	$1,199
Payables to affiliate	893	723
Accrued liabilities	5,712	2,880
Risk management liability	567	501
Total current liabilities	13,423	5,303

Long-term debt	55,100	21,400
Risk management liability	310	143
Commitments and contingencies

Capital:
Partners’ capital	66,441	61,574
Accumulated other comprehensive income (loss), net of tax	(910)	(711)
Total capital	65,531	60,863
Total liabilities and capital	$134,364	$87,709

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2003 (Partnership)	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From April 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
	(in thousands, except per unit amounts)
Revenues:
Sales to affiliate	$10,082	$3,875	$—
Sales to unaffiliated parties	19,554	985	9,603
Total revenues	29,636	4,860	9,603

Operating expenses:
Purchased gas costs	18,423	1,533	6,923
Facility expenses	5,167	1,343	1,926
Selling, general and administrative expenses	1,678	529	843
Depreciation	1,860	515	714
Total operating expenses	27,128	3,920	10,406

Income (loss) from operations	2,508	940	(803)

Other income and (expenses):
Interest expense, net	(984)	(136)	(161)
Miscellaneous income	14	6	—

Income (loss) before income taxes	1,538	810	(964)

Provision (benefit) for income taxes:
Current due to (from) parent	—	—	(1,315)
Deferred	—	—	945
Provision (benefit) for income taxes	—	—	(370)
Net income (loss)	$1,538	$810	$(594)

General partner’s interest in net income	$31	$16

Limited partners’ interest in net income	$1,507	$794

Net income per limited partner unit	$0.28	$0.15

Weighted average units outstanding	5,428	5,415

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30, 2003 (Partnership)	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
	(in thousands, except per unit amounts)
Revenues:
Sales to affiliates	$23,476	$3,875	$—
Sales to unaffiliated parties	23,853	985	37,043
Total revenues	47,329	4,860	37,043

Operating expenses:
Purchased gas costs	26,815	1,533	26,598
Facility expenses	9,504	1,343	5,705
Selling, general and administrative expenses	2,931	529	2,206
Depreciation	3,205	515	1,916
Total operating expenses	42,455	3,920	36,425

Income from operations	4,874	940	618

Other income and (expenses):
Interest expense, net	(1,745)	(136)	(461)
Miscellaneous income	34	6	—

Income before income taxes	3,163	810	157

Provision (benefit) for income taxes:
Current due to (from) parent	—	—	(1,535)
Deferred	—	—	1,596
Provision for income taxes	—	—	61
Net income	$3,163	$810	$96

General partner’s interest in net income	$63	$16

Limited partners’ interest in net income	$3,100	$794

Net income per limited partner unit	$0.57	$0.15

Weighted average units outstanding	5,422	5,415

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2003 (Partnership)	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
	(in thousands)
Cash flows from operating activities:
Net income	$3,163	$810	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,205	515	1,916
Amortization of deferred financing costs includedinterest expense	438	—	—
Non-cash compensation expense	400	—	—
Deferred income taxes	—	—	1,596
Other	9	37	(252)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,511	(4,852)	3,765
(Increase) decrease in inventories	16	(104)	2,449
(Increase) decrease in prepaid replacement natural gas and other assets	(114)	(79)	5,253
Increase (decrease) in accounts payable and accrued liabilities	250	3,652	7,770
Increase in long-term replacement natural gas payable	—	—	3,090
Net cash flow provided by (used in) operating activities	9,878	(21)	25,683

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	(38,238)	—	—
Capital expenditures	(1,144)	(57)	(498)
Proceeds from sale of assets	3	—	—
Net cash used in investing activities	(39,379)	(57)	(498)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	43,649	—
Proceeds from private placement of common units, net	7,807	—	—
Proceeds from long-term debt	51,000	21,400	—
Repayment of long-term debt	(17,300)	—	—
Distributions to unitholders	(6,103)	—	—
Net advances from (distributions to) parent	—	—	(24,218)
Debt due to (from) parent	—	—	(967)
Payments for debt issuance costs	(759)	(1,018)	—
Distribution to MarkWest Hydrocarbon	—	(63,476)	—
Net cash provided by (used in) financing activities	34,645	555	(25,185)

Net increase in cash	5,144	477	—
Cash and cash equivalents at beginning of period	2,776	—	—
Cash and cash equivalents at end of period	$7,920	$477	$—

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN CAPITAL

(UNAUDITED)

						Accumulated Other Comprehensive Income (Loss)	Total
	PARTNERS’ CAPITAL
	Limited Partners
	Common		Subordinated		General Partner
	Units	$	$	Units	$	$
	(in thousands)
Balance at December 31, 2002	2,415	$43,858	3,000	$17,357	$359	$(711)	$60,863

Private placement of common units, net of transaction costs	300	7,807	—	—	—	—	7,807

Distributions to partners	—	(2,657)	—	(3,300)	(146)	—	(6,103)

Net income	—	1,384	—	1,716	63	—	3,163

Change in fair value of derivatives	—	—	—	—	—	(199)	(199)

Balance at June 30, 2003	2,715	$50,392	3,000	$15,773	$276	$(910)	$65,531

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.              Organization

MarkWest Energy Partners, L.P. (the “Partnership”, “we” or “us”), a Delaware limited partnership, was formed in January 2002 to own and operate substantially all of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.’s (“MarkWest Hydrocarbon”) midstream business (the “MarkWest Hydrocarbon Midstream Business” or the “Midstream Business”). We are engaged in the business of gathering, processing and transporting natural gas and the transportation, fractionation and storage of NGL products.

2.              Basis of Presentation

The accompanying unaudited consolidated and combined financial statements include the accounts of MarkWest Energy Partners, L.P. and its wholly owned subsidiaries. The financial statements have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting.  These financial statements involve the use of estimates and judgments where appropriate. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s and the Midstream Business’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. You should read these consolidated and combined financial statements along with the audited financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K.  Results for the three and six months ended June 30, 2003, are not necessarily indicative of results for the full year 2003.

3.              Pinnacle Acquisition

On March 28, 2003, we completed the acquisition (the “Pinnacle Acquisition”) of Pinnacle Natural Gas Company, Pinnacle Pipeline Company, PNG Transmission Company, Inc., PNG Utility Company and Bright Star Gathering, Inc. (collectively, the “Sellers”). The purchase price was comprised of $23.4 million paid in cash to the Sellers, plus the assumption of specified liabilities, including $16.6 million of bank indebtedness.

The Pinnacle Acquisition was accomplished through a merger under Texas law of the Sellers and four newly formed wholly owned subsidiaries of the Partnership as buyers. In the merger, most of the assets and liabilities of the Sellers were allocated to the MarkWest Energy Partners entities, and all entities survived the merger. The assets acquired from the Sellers, primarily located in the state of Texas, with the balance located in New Mexico, Louisiana, Mississippi and Kansas, are comprised of three lateral natural gas pipelines and twenty gathering systems.

The purchase price was allocated as follows (in thousands):

Acquisition costs:
Long-term debt incurred	$39,471
Direct acquisition costs	450
Current liabilities assumed	8,150
Total	$48,071

Allocation of acquisition costs:
Current assets	$10,643
Fixed assets (including long-term contracts)	37,428
Total	$48,071

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the comparable periods presented, as though the Pinnacle Acquisition had occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of future results.

	Six Months Ended June 30, 2003	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
	(in thousands, except per unit data)

Revenue	$65,867	$9,523	$51,687
Net income	$3,878	$547	$15
Basic net income per limited partner unit(1)	$0.70	$0.10	N/A
Diluted net income per limited partner unit(1)	$0.70	$0.10	N/A

N/A- Not applicable

(1)          The MarkWest Hydrocarbon Midstream Business did not issue any units. Consequently, no earnings per limited partner unit information is a available.

4.              Private Placement

The Partnership sold 375,000 common units in two installments at a price of $26.23 per unit in a private placement to certain accredited investors. The first installment of 300,031 units was completed on June 27, 2003, and grossed approximately $7.9 million. The second installment of 74,969 units was completed on July 10, 2003, and grossed approximately $1.9 million. The Partnership’s general partner paid its pro rata contribution in July 2003 after the second installment was completed. We used the proceeds to pay down debt under our credit facility.

5.              Distribution to Unitholders

On May 15, 2003, we paid our cash distribution of $0.58 per unit for the quarterly period ended March 31, 2003. The distribution was declared on April 17, 2003, payable to unitholders of record as of May 5, 2003.

On July 11, 2003, we declared our cash distribution of $0.58 per unit for the quarterly period ended June 30, 2003. The distribution will be paid on August 14, 2003, to unitholders of record as of August 4, 2003.

6.              Net Income Per Limited Partner Unit

Basic and diluted net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, by the weighted average number of outstanding common units and subordinated units.

7.              Stock and Unit Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to measure compensation costs for unit-based and stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have a variable plan and certain employees of MarkWest Hydrocarbon who perform services for MarkWest Energy Partners receive stock-based compensation awards from MarkWest Hydrocarbon. We account for these plans using variable and fixed accounting as appropriate. Compensation expense for the variable plan, including restricted unit grants, is measured using the market price of MarkWest Energy Partners’ common units on the last trading day of the corresponding quarter and is amortized into earnings over the period of service. For the six months ended June 30, 2003, we recognized $0.4 million of compensation expense for the variable plan. MarkWest Hydrocarbon stock options are issued under a fixed plan. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than market on the grant date.

Had compensation cost for those employees principally supporting the Partnership who participated in MarkWest Hydrocarbon’s stock-based compensation plan been determined based on the fair value at the grant dates under the plan consistent with the method prescribed by SFAS No. 123, our net income and net income per limited partner unit would have been affected as follows:

	Three Months Ended June 30, 2003 (Partnership)	Period From Commencement of Operation (May 24, 2002) Through June 30, 2002 (Partnership)	Period from April 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
	(in thousands, except per unit data)
Net income (loss) as reported	$1,538	$810	$(594)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(19)	(27)
Pro forma net income (loss)	$1,491	$791	$(567)

Net income per limited partner unit: (1)
Basic—as reported	$0.28	$0.15	N/A
Basic—pro forma	$0.27	$0.15	N/A
Diluted—as reported	$0.28	$0.15	N/A
Diluted—pro forma	$0.27	$0.15	N/A

	Six Months Ended June 30, 2003 (Partnership)	Period From Commencement of Operation (May 24, 2002) Through June 30, 2002 (Partnership)	Period from January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
	(in thousands, except per unit data)
Net income, as reported	$3,163	$810	$96
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(92)	(19)	(72)
Pro forma net income	$3,071	$791	$24

Net income per limited partner unit: (1)
Basic—as reported	$0.57	$0.15	N/A
Basic—pro forma	$0.57	$0.15	N/A
Diluted—as reported	$0.57	$0.15	N/A
Diluted—pro forma	$0.57	$0.15	N/A

N/A—Not applicable

(1)          The MarkWest Hydrocarbon Midstream Business did not issue any units. Consequently, no earnings per limited partner unit information is available.

8.              Subsequent Events

On July 31, 2003, the Partnership, through its wholly owned subsidiary, MarkWest Pinnacle, L.P., entered into a Purchase and Sale Agreement to purchase a 68-mile intrastate gas transmission pipeline near Lubbock, Texas from a subsidiary of ConocoPhillips for approximately $12 million. The transaction is expected to close on September 1, 2003, and it will be financed through borrowings under our existing credit facility.

On July 14, 2003, MarkWest Energy Partners was notified of the bankruptcy filing of Mirant Inc. We are party to a long-term fixed transport fee arrangement with one of Mirant Inc.’s wholly owned subsidiaries that provides electrical power to the ERCOT power grid. Depending upon the outcome of the bankruptcy filings and the subsequent legal proceedings that follow, payment of MarkWest’s monthly transport fee of approximately $180,000 for transportation services may be impacted.

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

•                  Our ability to integrate the Pinnacle Acquisition.

Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

Results of Operations

Overview

We are a Delaware limited partnership formed by MarkWest Hydrocarbon to acquire most of the assets, liabilities and operations of the Midstream Business. We are engaged in the gathering, processing and transportation of natural gas and the transportation, fractionation, and storage of NGL products. We are the largest processor of natural gas in the northeastern United States, processing gas from the Appalachian basin, one of the country’s oldest natural gas producing regions, and from Michigan. Additionally, since March 28, 2003, through our merger with the Pinnacle companies (see further information below), we gather and transport natural gas in the western part of Texas.

The financial statements of MarkWest Energy Partners, L.P., reflect historical cost-basis accounts of the Midstream Business for periods prior to May 24, 2002, the closing date of our IPO (see Note 1 of the Notes to Consolidated and Combined Financial Statements appearing earlier in this Form 10-Q) and include charges from MarkWest Hydrocarbon for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. Beginning on May 24, 2002, the consolidated and combined financial statements reflect the financial statements of the Partnership and its subsidiaries, including the results of contracts entered into on May 24, 2002.

The Midstream Business’s financial statements differ substantially from our financial statements principally because of the differences in the way in which we generate revenues compared to the way in which the MarkWest Hydrocarbon Midstream Business generated revenues. Historically, the Midstream Business primarily generated its revenues pursuant to:

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

•                  Fee-based contracts under which the Midstream Business received a fee in exchange for services – transportation, processing, or fractionation – that it provided.

However, currently, none of our revenues are generated pursuant to keep-whole contracts. Rather, we generate the majority of our revenues pursuant to:

•                  Percent-of-proceeds contracts that were acquired in connection with the Pinnacle Acquisition, under which we retain a percentage of the proceeds from the sale of natural gas and NGLs we transport, primarily in Texas, as compensation for our services. We also generate revenues in Texas from contracts pursuant to which we receive a flat monthly fee in exchange for delivering natural gas to end users.

•                  Contracts that we entered into with MarkWest Hydrocarbon at the closing of our IPO that provide for us to be paid a fee per unit for processing, fractionation and other services that we provide in Appalachia.

•                  Percent-of-proceeds contracts, which we assumed from MarkWest Hydrocarbon at the completion of our IPO, under which we retain a percentage of the NGLs that we produce in Appalachia and Michigan as compensation for processing the raw gas for producers.

•                  Fee-based contracts under which we receive a fee in exchange for services — transportation, processing, for fractionation – that we provide.

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

In contrast, our revenues and purchased product costs, for the most part, do not include these items. Instead,

•                  Our revenues include just the fees we receive for the provision of gathering, processing, transportation, fractionation and storage services and the aggregate proceeds from natural gas and NGL sales we receive under our percent-of-proceeds and percent-of-index contracts.

•                  Our purchased product costs primarily consists of the percentage of proceeds from the sale of natural gas and NGL products remitted to producers under our percent-of-proceeds and percent- of-index contracts.

Accordingly, whereas the Midstream Business’s results of operations depended on the volumes of NGL products sold and the difference between the sale price of NGL products and the cost of replacement natural gas, our results of operations depend primarily on the volume of natural gas processed, NGLs fractionated and, to the extent of our percent-of-proceeds contracts, the market price of natural gas and NGL products. Because of these significant differences, the “Results of Operations” for the Midstream Business discussed below may be of limited use in evaluating the business conducted by us. The nature of the Midstream Business’s and our revenues and costs are presented in more extensive detail below and may help you better understand the historical results discussed herein, as well as our operating results going forward.

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

The Midstream Business’s facility expenses principally consisted of costs needed to operate its facilities, including personnel costs, fuel needed to operate the plants, plant utility costs and maintenance expenses. The Midstream Business’s fuel costs were partially offset by contractual reimbursements from producers. Some operating costs, such as fuel costs, fluctuated depending on the amount of natural gas processed or NGL products fractionated and the price of natural gas.

The Midstream Business’s general and administrative expenses were costs allocated by MarkWest Hydrocarbon. Historically, these costs have included legal, accounting, treasury, engineering, information technology, insurance and other corporate services.

MarkWest Energy Partners, L.P.

We generate the majority of our revenues from natural gas gathering, processing and transportation and NGL transportation, fractionation and storage.

With the completion of the Pinnacle Acquisition on March 28, 2003, revenues are primarily generated by providing the end user with natural gas gathering and transportation services in producing areas located in Texas, New Mexico, Louisiana and Mississippi. The Pinnacle Acquisition provides us with additional customer diversification as all of the revenues generated from the Pinnacle assets are with third parties. For the three months ended June 30, 2003, the first full quarter in which the Pinnacle Acquisition’s results were included in our Statement of Operations, the Pinnacle assets generated 56% of our revenues.

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

Our principal purchased product costs are the percentage of proceeds from the sale of NGL products that we remit to a third party in Appalachia and the third-party producers in Michigan. We also pay third-party producers in Texas a percentage of index or a percentage of proceeds for the gas we gather.

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

Our general and administrative expenses are dictated by the terms of the omnibus agreement between MarkWest Hydrocarbon and us. We reimburse MarkWest Hydrocarbon monthly for the general and administrative support it provided us in the prior month. In the first year of the agreement (ended May 23, 2003), this reimbursement did not exceed $4.9 million. This limitation excluded the cost of any third party legal, accounting or advisory services received, or the direct expenses of MarkWest Hydrocarbon and its affiliates incurred, in connection with business development opportunities evaluated on our behalf.

Pinnacle Acquisition

We completed the Pinnacle Acquisition on March 28, 2003. The purchase price was comprised of $23.4 million paid in cash to the Sellers, plus the assumption of specified liabilities, including $16.6 million of bank indebtedness. The Pinnacle Acquisition was accomplished through a merger under Texas law of the Sellers and four newly formed wholly owned subsidiaries of the Partnership as buyers. In the merger, most of the assets and liabilities of the Sellers were allocated to the MarkWest Energy Partners entities, and all entities survived the merger.  The assets acquired from the Sellers, primarily located in the state of Texas, with the balance located in New Mexico, Louisiana, Mississippi and Kansas, are comprised of three lateral natural gas pipelines and twenty gathering systems. The three lateral natural gas pipelines consist of approximately 67 miles of pipe and transport up to 1.1 Bcf/d under firm contracts to power plants. The twenty gathering systems gather more than 44 MMcf/d.

Extended Facility Maintenance

In addition to the routinely scheduled annual maintenance of our Kenova, Boldman and Cobb gas processing plants and the Siloam fractionator (all of which are located in Appalachia), additional maintenance was required at the Kenova and Cobb facilities. This extended maintenance resulted in reduced fractionation and processing revenues.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating Data

	Three Months Ended June 30, 2003 (Partnership)	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From April 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
Appalachia:
Natural gas processed for a fee(1) (Mcf/d) under contracts in effect:
Beginning May 24, 2002	252,000	—	—
Prior to May 24, 2002	—	252,000	283,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	391,000	449,000	—
Prior to May 24, 2002	—	—	463,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	8,116,000	3,551,000	—
Prior to May 24, 2002	—	—	18,555,000
Texas(2):
Pipeline throughput (Mcf/d)	42,000	—	—
Michigan:
Natural gas processed for a fee (Mcf/d)	14,500	13,400	11,200
NGL product sales (gallons)	2,917,000	1,140,000	1,314,400

(1)  Includes throughput from our Kenova, Cobb, Boldman and Maytown processing plants.

(2)  Acquired March 28, 2003, our MarkWest Pinnacle assets are located primarily in Texas and four surrounding states.

Revenues.  Revenues were $29.6 million for the three months ended June 30, 2003, compared to our combined revenues of $14.5 million for the three months ended June 30, 2002, an increase of $15.2 million, or 105%. Revenues were higher in 2003 than in 2002 primarily due to the Pinnacle Acquisition, which added $16.7 million in revenues. The Pinnacle-related additions were offset by lower throughput volumes in Appalachia, a result of unexpected repairs to certain facilities, and new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our IPO. You should read the Overview section appearing under “Results of Operations” earlier in this Form 10-Q for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business.

Purchased Product Costs. Purchased product costs were $18.4 million for the three months ended June 30, 2003, compared to our combined purchased product costs of $8.4 million for the three months ended June 30, 2002, an increase of $10.0 million, or 118%. Purchased product costs were higher in 2003 than in 2002 primarily due to the Pinnacle Acquisition, which added $13.8 million in purchased product costs. The Pinnacle-related additions were offset by lower throughput and sales volumes in Appalachia, a result of unexpected repairs to certain facilities, and new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering. You should read the Overview section appearing under “Results of Operations” earlier in this Form 10-Q for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business.

Facility Expenses. Facility expenses were $5.2 million for the three months ended June 30, 2003, compared to our combined facility expenses of $3.3 million for the three months ended June 30, 2002, an increase of $1.9 million, or 58%. Facility expenses increased $0.9 million due to the Pinnacle Acquisition. The remainder of the increase is attributable to higher fuel and repair costs in Appalachia and increased throughput in Michigan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2003, compared to our combined expenses of $1.4 million for the three months ended June 30, 2002, an increase of $0.3 million, or 16%.  Increased expenses are primarily attributable to the Pinnacle Acquisition.

Depreciation. Depreciation expense was $1.9 million for the three months ended June 30, 2003, compared to our combined depreciation expense of $1.2 million for the three months ended June 30, 2002, an increase of $0.6 million, or 51%. The increase is principally due to the Pinnacle Acquisition.

Interest Expense. Interest expense was $1.0 million for the three months ended June 30, 2003, compared to our combined interest expense of $0.3 million for the three months ended June 30, 2002. The increase in interest expense is primarily a result of the additional debt used to finance the Pinnacle Acquisition.

Income Taxes. The Partnership has not been subject to income taxes since its inception on May 24, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating Data

	Six Months Ended June 30, 2003 (Partnership)	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)
Appalachia:
Natural gas processed for a fee(1) (Mcf/d) under contracts in effect:
Beginning May 24, 2002	258,000	—	—
Prior to May 24, 2002	—	252,000	274,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	418,000	449,000	—
Prior to May 24, 2002	—	—	462,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	18,199,000	3,551,000	—
Prior to May 24, 2002	—	—	75,821,000
Texas(2):
Pipeline throughput (Mcf/d)	42,000	—	—
Michigan:
Natural gas processed for a fee (Mcf/d)	14,900	13,400	11,900
NGL product sales (gallons)	5,859,000	1,140,000	3,747,000

(1)  Includes throughput from our Kenova, Cobb, Boldman and Maytown processing plants.

(2)  Acquired March 28, 2003, our MarkWest Pinnacle assets are located primarily in Texas and four surrounding states.

Revenues.  Revenues were $47.3 million for the six months ended June 30, 2003, compared to our combined revenues of $41.9 million for the six months ended June 30, 2002, an increase of $5.4 million, or 13%.  Revenues were higher in 2003 than in 2002 primarily due to the Pinnacle Acquisition, which added $17.5 million in revenues. The Pinnacle-related additions were offset by lower throughput volumes in Appalachia, a result of unexpected repairs to certain facilities, and new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering. You should read the Overview section appearing under “Results of Operations” earlier in this Form 10-Q for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business.

Purchased Product Costs. Purchased product costs were $26.8 million for the six months ended June 30, 2003, compared to our combined purchased product costs of $28.1 million for the six months ended June 30, 2002, a decrease of $1.3 million, or 5%. Purchased product costs were lower in 2003 than in 2002 primarily due to lower throughput and sales volumes in Appalachia, a result of unexpected repairs to certain facilities, new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our IPO. You should read the Overview section appearing under “Results of Operations” earlier in this Form 10-Q for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business. These decreases were partially offset by the Pinnacle Acquisition.

Facility Expenses. Facility expenses were $9.5 million for the six months ended June 30, 2003, compared to our combined facility expenses of $7.0 million for the six months ended June 30, 2002, an increase of $2.5 million, or 35%. The Pinnacle acquisition increased facility expenses by $1.0 million. The remainder of the increase is principally attributable to higher fuel and repair costs in Appalachia and increased throughput in Michigan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.9 million for the six months ended June 30, 2003, compared to our combined selling, general and administrative expenses of $2.7 million for the six months ended June 30, 2002, an increase of $0.2 million, or 7%.

Depreciation. Depreciation expense was $3.2 million for the six months ended June 30, 2003, compared to $2.4 million for the six months ended June 30, 2002, an increase of $0.8 million, or 32%. Depreciation expense increased primarily due to the Pinnacle Acquisition.

Interest Expense. Interest expense was $1.7 million for the six months ended June 30, 2003, compared to $0.6 million for the six months ended June 30, 2002. Interest expense increased due to additional debt used for the financing of the Pinnacle Acquisition.

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

With respect to our percent-of-proceeds and percent-of-index contracts, which account for approximately 25% of our gross margin (revenue less purchased product costs) for the six months ended June 30, 2003, we are dependent upon the sales prices of natural gas and NGL products, particularly propane, which fluctuates with the winter weather conditions, and other supply and demand determinants.

Liquidity and Capital Resources

We believe that cash generated from operations and funds available under our credit facility will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures. Over a two-week period ended July 10, 2003, we issued an additional 375,000 common units in a private placement to certain accredited investors raising approximately $9.7 million after transaction costs.  We have the ability to issue additional common units to raise capital. The potential $12.0 million Power-Tex pipeline acquisition, expected to close September 1, 2003, will be financed through borrowings under our credit facility. Our ability to fund additional acquisitions will likely require the issuance of additional common units, the expansion of our credit facility, or the issuance of additional debt instruments.

Our ability to pay distributions to our unitholders and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

Our primary customer is MarkWest Hydrocarbon. For the three months ended June 30, 2003, the first full quarter in which the Pinnacle Acquisition’s results were included in our Statement of Operations, MarkWest Hydrocarbon accounted for 55% of our gross margin (defined as revenue less purchased product cost). Consequently, matters affecting the business and financial condition of MarkWest Hydrocarbon—including its operations, management, customers, vendors, and the like—have the potential to impact, both positively and negatively, our liquidity.

Sustaining capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, are estimated to approximate $0.3 million for the remainder of 2003. Additionally, our budget for Pinnacle pipeline connections and other system improvements, excluding the potential Power-Tex pipeline acquisition, for the remainder of 2003 is $1.2 million. Under certain circumstances, the party from which we acquired the Pinnacle assets has the right to require MarkWest Energy Partners to purchase an additional lateral pipeline for up to $2.5 million.

Cash Flows.  Net cash provided by operating activities was $9.9 million for the six months ended June 30, 2003, compared to our combined cash flow $25.7 million for the six months ended June 30, 2002.  The difference in net cash provided by operating activities is attributable to the inherent differences in the businesses and contracts of the Partnership and the Midstream Business. You should read the Overview section appearing under “Results of Operations” earlier in this Form 10-Q for a detailed discussion of the differences between the Partnership and the Midstream Business.

Net cash used in investing activities was $39.4 million for the six months ended June 30, 2003, compared to our combined cash flow of $0.6 million for the six months ended June 30, 2002. The increase was primarily caused by the acquisition of the Pinnacle companies on March 28, 2003.

Net cash provided by financing activities was $34.6 million for the six months ended June 30, 2003. Our combined net cash used in investing activities was $24.6 million for the six months ended June 30, 2002. Net cash provided by financing activities for 2003 was caused by borrowings used to finance the Pinnacle Acquisition and proceeds from the private placement of common units. Financing activities through June 30, 2002, primarily represent repayments to MarkWest Hydrocarbon following the Midstream Business’s seasonal conversion of working capital to cash.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

As of June 30, 2003, approximately 25% of our business (as measured by gross margin, which is defined as revenues less purchased product cost) was directly subject to NGL product price or natural gas risk. Our Maytown gas processing plant in Appalachia and our Michigan operations have percent-of-proceeds contracts. Under percent-of-proceeds contracts, we, as the processor, retain a portion of the sales price of the NGL products produced as compensation for our services. Additionally, we are subject to natural gas price risk as a result of the Pinnacle Acquisition. MarkWest Energy Partners gathers and transports natural gas for producers behind our gathering systems in Texas, many under percent-of-proceeds or percent-of-index contracts. Under these contracts MarkWest Energy Partners is entitled to approximately 10% of the natural gas produced.

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

We hedge our Appalachian and Michigan NGL product sales by selling forward propane or crude oil.  As of June 30, 2003, we have hedged NGL product sales as follows:

Year Ending December 31, 2003
NGL Volumes Hedged Using Crude Oil
NGL gallons	1,865,000
NGL sales price per gallon	$0.46

NGL Volumes Hedged Using Propane
NGL gallons	630,000
NGL sales price per gallon	$0.41

Total NGL Volumes Hedged
NGL gallons	2,495,000
NGL sales price per gallon	$0.44

All projected margins or prices on open positions assume (a) the basis differentials between our sales location and the hedging contract’s specified location, and (b) the correlation between crude oil and NGL products, are consistent with historical averages.

We hedge our natural gas price risk in Texas (part of our Pinnacle acquisition) by entering into fixed-for-float swaps or buy puts. As of June 30, 2003, we had hedged our Texas natural gas price risk via swaps as follows:

	Year Ending December 31,
	2003	2004	2005

MMBtu	92,000	183,000	182,500
$/MMBtu	$5.09	$4.57	$4.26

As of June 30, 2003, we had hedged our Texas natural gas price risk via puts as follows:

	Year Ending December 31,
	2003	2004	2005

MMBtu	184,000	366,000	—
Strike price ($/MMBtu)	$4.50	$4.00	$—

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our long-term debt under our credit facility with floating interest rates. We make use of interest rate swap agreements expiring May 19, 2005 to adjust the ratio of fixed and floating rates in the debt portfolio. As of June 30, 2003, we are a party to contracts to fix interest rates on $8.0 million of our debt at 3.84% compared to floating LIBOR, plus an applicable margin.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1*                    Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*                    Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1*                    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*                    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(b) Reports on Form 8-K

A report on Form 8-K was filed with the SEC on April 14, 2003, announcing that MarkWest Energy Partners, L.P. completed its acquisition of Pinnacle Natural Gas Company and certain affiliates on March 28, 2003, amended by Form 8-K/A filed with the SEC on June 11, 2003, which included the unaudited financial statements of PNG Corporation and subsidiaries.

A report on Form 8-K was filed with the SEC on May 14, 2003, concerning the Partnership’s first quarter 2003 earnings release dated May 14, 2003.

A report on Form 8-K was filed with the SEC on June 19, 2003, announcing the Partnership’s June 13, 2003, sale of 300,000 common units, including an option to purchase 75,000 more common units, in a private placement to certain accredited investors.

A report on Form 8-K was filed with the SEC on June 25, 2003, concerning the Partnership’s June 24, 2003, press release with respect to midyear financial and operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C., Its General Partner

Date: August 14, 2003	By:	/s/ Donald C. Heppermann
Donald C. Heppermann
Senior Executive Vice President, Chief Financial Officer and Secretary