Form 10-K/A
period 2002-12-31
MARKWEST ENERGY PARTNERS L P
filed 2004-01-22
CIK 1166036

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-31239

MARKWEST ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0005456 (I.R.S. Employer Identification No.)
155 Inverness Drive West, Suite 200, Englewood, CO 80112-5000 (Address of principal executive offices)
Registrant's telephone number, including area code: 303-290-8700

Securities registered pursuant to Section 12(b) of the Act: Common Units, $0.01 par value, American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☐    No ☒

        The aggregate market value of Common Units held by non-affiliates of the registrant on June 30, 2002 was approximately $51,269,438.

        The number of the registrant's Common Units as of February 28, 2003, was 2,384,625.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

MarkWest Energy Partners, L.P.
Form 10-K/A
Table of Contents

PART II
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
PART III
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES

Explanatory Note

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K originally filed by MarkWest Energy Partners, L.P. (the "Partnership") on March 28, 2003 for the fiscal year ended December 31, 2002 (the "Original Annual Report"). The Partnership has filed this Amendment to:

  •
  Present our statements of operations and of cash flows for the year ended December 31, 2002 on a combined basis. Previously, the Partnership reported two separate statements of operations and of cash flows for the year ended December 31, 2002. One statement of operations and one statement of cash flows were presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002. Another statement of operations and a statement of cash flows were presented for the period from May 24, 2002 through December 31, 2002. The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost. Consequently, the Partnership has now determined that it should have combined these statements and presented them for the full year ended December 31, 2002.

  •
  Restate net income per limited partner unit to report such amount for the year ended December 31, 2002, and report net income per limited partner unit for the years ended December 31, 2001 and 2000. The Partnership had previously only reported net income per limited partner unit for the period from May 24, 2002 through December 31, 2002. In its restated financial statements, the Partnership has restated net income per limited partner unit to report such amount for the year ended December 31, 2002.

  •
  Report the elimination of the deferred tax liability resulting from our conversion to partnership form in our statement of operations for the year ended December 31, 2002. Previously, the elimination of the deferred tax liability resulting from our conversion to partnership form had been credited to the partners' capital portion of the Partnership's balance sheet without impacting our statement of operations. In our revised presentation, the elimination of the deferred tax liability is reflected in the statement of operations as a part of the provision (benefit) for income taxes, increasing net income by $17.2 million and ultimately reflected in the partners' capital portion of the balance sheet. Accordingly, the adjustment results in no net change to the balance sheet of the Partnership.

        The effects of the above described financial statement restatements are discussed in Note 15 to the Partnership's Consolidated and Combined Financial Statements included herein and have been reflected in Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis and in quarterly financial information included herein.

        The information contained in the Original Annual Report, as amended by this Amendment, has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the Original Annual Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Partnership has restated in its entirety each item of its Original Annual Report affected by this Amendment.

PART II

ITEM 6. SELECTED FINANCIAL DATA

        On May 24, 2002, the Partnership completed its initial public offering, the proceeds of which were used by the Partnership to acquire and become the successor to the MarkWest Hydrocarbon Midstream Business (Midstream Business). The selected financial information for the Partnership is derived from the audited consolidated and combined financial statements as of and for the year ended December 31, 2002. The selected historical financial statements of the Midstream Business as of and for the years ended December 31, 2001, 2000, and 1999 are derived from the audited financial statements of the Midstream Business. The selected historical financial statements of the Midstream Business as of and for the year ended December 31, 1998, are derived from the unaudited financial statements of the Midstream Business and, in our opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this information. The selected financial data should be read in conjunction with the combined and consolidated financial statements, including the notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Partnership	MarkWest Hydrocarbon Midstream Business
	Year Ended December 31,
	2002(4)	2001	2000	1999	1998
	(in thousands, except per unit and operating data)
Statement of Operations:
Revenues(1)	$70,246	$93,675	$109,810	$57,490	$42,676
Operating Expenses:
Purchased product costs(1)	38,906	65,483	71,341	33,549	26,260
Plant operating expenses	15,101	13,138	13,224	10,514	8,918
Selling, general and administrative expenses	5,283	5,047	4,733	3,971	3,094
Depreciation	4,980	4,490	4,341	3,413	2,958

Total operating expenses	64,270	88,158	93,639	51,447	41,230

Income from operations	5,976	5,517	16,171	6,043	1,446
Other income/expenses:
Interest expense	(1,414)	(1,307)	(1,697)	(1,741)	(824)
Miscellaneous income	52	—	—	—	—

Income before income taxes	$4,614	$4,210	$14,474	$4,302	$622
Provision for income taxes	61	1,624	5,693	1,631	235

Net income	$4,553	$2,586	$8,781	$2,671	$387

Basic net income per limited partner unit	$4.86	$—	$—	$—	$—
Distributions declared and paid	$3,923	$—	$—	$—	$—
Balance Sheet Data (at period end):
Working capital	$1,762	$18,240	$6,047	$4,083	$1,914
Property, plant and equipment, net	$79,824	$82,008	$77,501	$69,695	$62,564
Total assets	$87,709	$104,891	$95,520	$80,776	$69,540
Long-term debt	$21,400	$19,179	$20,782	$17,956	$22,875
Net parent investment/partnership equity	$60,863	$65,429	$50,751	$46,646	$35,288
Other Financial Data:
Sustaining capital expenditures	$511	$576	$955	$489	$415
Expansion capital expenditures	1,634	9,075	11,192	10,055	9,048

Total capital expenditures	$2,145	$9,651	$12,147	$10,544	$9,463
Operating Data:
Appalachia:
Natural gas processed for a fee (Mcf/d)(2)	202,000	192,000	196,000	171,000	170,000
NGLs fractionated for a fee (gallons/day)(3)	476,000	423,000	406,000	310,000	282,000
Michigan:
Natural gas processed for a fee (Mcf/d)	13,800	8,800	11,000	17,800	16,000

(1)
At the closing of its IPO, the Partnership entered into contracts with MarkWest Hydrocarbon. These contracts were substantially different from those contracts in effect under the Midstream Business. The contractual differences materially affected the comparability of the information reflected in Revenues and Purchased product costs.

(2)
Represents throughput at our Kenova, Cobb, and Boldman processing plants.

(3)
Prior to May 24, 2002, this represents NGL product production through our Siloam fractionator.

(4)
As Restated. See Note 15 to the Consolidated and Combined Financial Statements included herein.

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

        The results of operations discussed below are those of MarkWest Energy Partners, L.P. on and after May 24, 2002, the closing date of our IPO and of our predecessor, the MarkWest Hydrocarbon Midstream Business (the Midstream Business), prior to May 24, 2002. Audited financial statements for the Partnership and the Midstream Business appear elsewhere in this annual report. The financial statements of the Midstream Business include charges from MarkWest Hydrocarbon for direct costs and allocations of indirect corporate overhead and the results of contracts in force at that time. We believe that the allocation methods are reasonable, and that the allocations are representative of the costs that would have been incurred on a stand-alone basis. Beginning on May 24, 2002, the consolidated and combined financial statements reflect the financial statements of the Partnership and its subsidiaries, including the results of contracts entered into on May 24, 2002.

        The Midstream Business's financial statements differ substantially from our financial statements principally because of the differences in the way in which we generate revenues and the way in which the Midstream Business generated revenues. Historically, the Midstream Business generated its revenues pursuant to two types of contracts:

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

  Restatement

        The Partnership previously reported two separate statements of operations and of cash flows for the year ended December 31, 2002. One statement of operations and one statement of cash flows was presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002. Another statement of operations and statement of cash flows was presented for the period from May 24, 2002 through December 31, 2002.

        The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost. Consequently, the Partnership has now determined that it should have combined these statements and presented them for the full year ended December 31, 2002.

        In addition, the Partnership had previously reported net income per limited partner unit for the period from May 24, 2002 through December 31, 2002. In its restated financial statements, the Partnership has restated net income per limited partner unit to report such amount for the year ended December 31, 2002. Further, the Partnership has now reported net income per limited partner unit for the years ended December 31, 2001 and 2000. Finally, the elimination of the deferred tax liability resulting from our conversion to partnership form had previously been credited to the partners' capital portion of the Partnership's balance sheet without impacting our statement of operations. In our revised presentation, the elimination of the deferred tax liability is reflected in the statement of operations as a part of the provision (benefit) for income taxes, increasing net income and net income per limited partner unit and ultimately reflected in the partners' capital portion of the balance sheet. Accordingly, the adjustment results in no net change to the balance sheet of the Partnership. See Note 15 to our Consolidated and Combined Financial Statements included herein.

  Operating Data

	Year Ended December 31,
	2002	2001
Appalachia:
Natural gas processed for a fee (Mcf/d) under contracts in effect:
Beginning May 24, 2002	255,000	—
Prior to May 24, 2002	—	246,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	477,000	—
Prior to May 24, 2002	462,000	423,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	23,414,000	—
Prior to May 24, 2002	75,821,000	154,550,000
Michigan:
Gas volumes processed for a fee (Mcf/d)	13,800	8,800
NGL product sales (gallons)	11,075,000	8,000,000

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues.    Our combined revenues were $70.2 million for the year ended December 31, 2002, compared to $93.7 million for the year ended December 31, 2001, a decrease of $23.4 million, or 25%. Revenues were lower in 2002 than in 2001 primarily due to the terms of the new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering. On the percent-of-proceed contracts retained by the Partnership, average NGL product sales prices were lower in the 2002 period than in the comparable 2001 period.

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

        Facility Expenses.    Our combined facility expenses were $15.1 million for the year ended December 31, 2002, compared to $13.1 million for the year ended December 31, 2001, an increase of $2.0 million, or 15%. Facility expenses increased due to increased throughput in our Michigan facilities and the expansion of our Kenova processing plant.

        Selling, General and Administrative Expenses.    Our combined selling, general and administrative expenses were $5.3 million for the year ended December 31, 2002, compared to $5.0 million for the year ended December 31, 2001, an increase of $0.2 million, or 5%. Selling, general and administrative expenses increased principally due to the Partnership's incremental costs associated with being a publicly traded company, as well as increased insurance costs.

        Depreciation.    Our combined depreciation expense was $5.0 million for the year ended December 31, 2002, compared to $4.5 million for the year ended December 31, 2001, an increase of $0.5 million, or 11%. The increase is principally attributable to additional fixed assets placed into service during the second half of 2001.

        Interest Expense.    Our combined interest expense was $1.4 million for the year ended December 31, 2002, compared to $1.3 million for the year ended December 31, 2001 an increase of $0.1 million, or 8%.

        Income Taxes.    The Partnership has not been subject to income taxes since its inception. The Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership. Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the year ended December 31, 2002, which increased net income by $17.2 million.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        Revenues.    Revenues were $93.7 million for the year ended December 31, 2001 compared to $109.8 million for the year ended December 31, 2000, a decrease of $16.1 million, or 15%. Revenues were lower in 2001 than in 2000 primarily due to a decrease in the average Appalachian NGL sales price, which accounted for $14.9 million of the decrease. The average Appalachian NGL sales price was $0.53 per gallon for the year ended December 31, 2001, compared to $0.63 per gallon for the year ended December 31, 2000, a decrease of $0.10 per gallon, or 16%. Appalachian NGL sales volumes remained essentially flat from 2000 to 2001. Lower Michigan NGL sales volumes in 2001, a result of decreased pipeline throughput, accounted for the remainder of the decrease in revenues and were partially offset by a modest increase in average Michigan NGL sales price during 2001.

        Purchased Product Costs.    Purchased product costs were $65.5 million for the year ended December 31, 2001, compared to $71.3 million for the year ended December 31, 2000, a decrease of $5.9 million, or 8%. Purchased product costs were lower in 2001 primarily due to:

  •
  a decrease in the average Appalachian replacement natural gas cost, which accounted for an approximately $4.1 million decrease in purchased product costs. The average cost of Appalachian replacement natural gas was equivalent to $0.39 per NGL gallon for the year ended December 31, 2001, compared to $0.42 per gallon for the year ended December 31, 2000, a decrease of $0.03 per gallon, or 7%.

  •
  a decrease in our average Appalachian NGL prices, which accounted for $2.4 million of the decrease. Reduced average Appalachian NGL prices reduced the percent of proceeds remitted to an Appalachian producer.

  •
  increased transportation costs, a result of an increase in the number of our sales outlets, partially offset the decrease in the average Appalachian replacement natural gas cost.

        Facility Expenses.    Facility expenses were $13.1 million for the year ended December 31, 2001, compared to $13.2 million for the year ended December 31, 2000, a decrease of $0.1 million, or 1%.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $5.0 million for the year ended December 31, 2001, compared to $4.7 million for the year ended December 31, 2000, an increase of $0.3 million, or 7%.

        Depreciation.    Depreciation expense was $4.5 million for the year ended December 31, 2001, compared to $4.3 million for the year ended December 31, 2000, an increase of $0.1 million, or 3%.

        Interest Expense.    Interest expense was $1.3 million for the year ended December 31, 2001, compared to $1.7 million for the year ended December 31, 2000, a decrease of $0.4 million, or 23%. The decrease was principally caused by a reduction in interest rates throughout 2001.

        Income Taxes.    Income taxes for the year ended December 31, 2001, were $1.6 million, compared to $5.7 million for the year ended December 31, 2000, a decrease of $4.1 million, or 72%. Income taxes decreased principally due to lower income before income taxes.

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

        With respect to our percent-of-proceeds contracts, which accounted for approximately 15% of our gross margin (revenue less purchased product costs) as of December 31, 2002, we are also dependent upon the sales price of NGL products, particularly propane, which fluctuates with the winter weather conditions, and other supply and demand determinants.

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

  Cash Flow

        Our combined net cash provided by operating activities was $33.5 million for the year ended December 31, 2002. Net cash used in operating activities was $0.5 million for the year ended December 31, 2001. Net cash provided by operating activities was higher in 2002 than in 2001 primarily due to new, ongoing contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering.

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

Total Contractual Cash Obligations

        A summary of our total contractual cash obligations as of December 31, 2002, is as follows:

	Payment Due by Period
Type of Obligation	Total Obligation	Due in 2003	Due in 2004-2005	Due in 2006-2007	Due Thereafter
	(in thousands)
Long-term debt	$21,400	$—	$21,400	$—	$—
Operating leases	2,495	527	1,054	590	324

Total contractual cash obligations	$23,895	$527	$22,454	$590	$324

Credit Facility

        You should read Note 4 of the accompanying Notes to Consolidated and Combined Financial Statements included in Item 8 of this annual report for a description of our credit facility.

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

Critical Accounting Policies

        The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical. Our critical accounting policy is discussed below. For further details on our accounting policies, you should read Note 2 of the accompanying Notes to Consolidated and Financial Statements included in Item 8 of this annual report. You should also read the "Recent Accounting Pronouncements" below.

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

Report of Independent Auditors
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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of MarkWest Energy GP, L.L.C.

        In our opinion, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of operations, of cash flows and of changes in capital present fairly, in all material respects, the financial position of MarkWest Energy Partners, L.P., a Delaware partnership (the Partnership), and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 and the financial position of the MarkWest Hydrocarbon Midstream Business at December 31, 2001, and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 15 to the consolidated and combined financial statements, the Partnership has restated its consolidated and combined statements of operations, of cash flows and of changes in capital for the year ended December 31, 2002 and the presentation of basic and diluted net income per limited partner unit for the years ended December 31, 2001 and 2000.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
February 12, 2003, except for Note 14,
as to which the date is March 25, 2003 and, except for
Note 15, as to which the date is
January 10, 2004

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

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31, 2002 (As Restated. See Note 15)	Year Ended December 31, 2001 (MarkWest Hydrocarbon Midstream Business)	Year Ended December 31, 2000 (MarkWest Hydrocarbon Midstream Business)
Revenues:
Sales to affiliates	$26,093	$—	$—
Sales to unaffiliated parties	44,153	93,675	109,810

Total revenues	70,246	93,675	109,810
Operating expenses:
Purchased product costs	38,906	65,483	71,341
Facility expenses	15,101	13,138	13,224
Selling, general and administrative expenses	5,283	5,047	4,733
Depreciation	4,980	4,490	4,341

Total operating expenses	64,270	88,158	93,639

Income from operations	5,976	5,517	16,171
Other income and (expenses):
Interest expense, net	(1,414)	(1,307)	(1,697)
Miscellaneous income	52	—	—

Income before income taxes	4,614	4,210	14,474

Provision (benefit) for income taxes:
Current due to (from) parent	(1,535)	(1,468)	2,854
Deferred	(15,640)	3,092	2,839

Provision (benefit) for income taxes	(17,175)	1,624	5,693

Net income	$21,789	$2,586	$8,781

General partner's interest in net income	$89	$—	$—

Limited partners' interest in net income	$21,700	$2,586	$8,781

Basic net income per limited partner unit(1)	$4.86	$0.86	$2.93

Diluted net income per limited partner unit(1)	$4.83	$0.86	$2.93

Weighted average units outstanding:
Basic(1)	4,469	3,000	3,000

Diluted(1)	4,493	3,000	3,000

(1)
As Restated. See Note 15.

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2002 (As Restated. See Note 15)	Year Ended December 31, 2001 (MarkWest Hydrocarbon Midstream Business)	Year Ended December 31, 2000 (MarkWest Hydrocarbon Midstream Business)
Cash flows from operating activities:
Net income	$21,789	$2,586	$8,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,980	4,490	4,341
Amortization of deferred financing costs included in interest expense	291	—	—
Deferred income taxes	(15,640)	3,092	2,839
Other	(293)	48	—
Changes in operating assets and liabilities, net of working capital assumed:
(Increase) decrease in receivables	(43)	5,018	(7,183)
(Increase) decrease in inventories	2,333	(726)	(1,492)
(Increase) decrease in prepaid replacement natural gas and other assets	4,933	(7,952)	1,737
Increase (decrease) in accounts payable and accrued liabilities	12,062	(7,080)	4,974
Increase in long-term replacement natural gas payable	3,090	—	—

Net cash provided by (used in) operating activities	33,502	(524)	13,997
Cash flows from investing activities:
Capital expenditures	(2,145)	(9,651)	(12,147)
Proceeds from sale of assets	89	654	—

Net cash used in investing activities	(2,056)	(8,997)	(12,147)
Cash flows from financing activities:
Proceeds from initial public offering, net	43,625	—	—
Distribution to MarkWest Hydrocarbon	(63,476)	—	—
Distributions to unitholders	(3,923)	—	—
Payments for debt issuance costs	(1,111)	—	—
Proceeds from long-term debt	23,400	—	—
Repayment of long-term debt	(2,000)	—	—
Net advances from (distributions to) parent	(24,218)	11,124	(4,676)
Debt due to (from) parent	(967)	(1,603)	2,826

Net cash provided by (used in) financing activities	(28,670)	9,521	(1,850)

Net increase (decrease) in cash	2,776	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$2,776	$—	$—

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

			PARTNERS' CAPITAL
							General Partner
			Limited Partners
	Net Parent Investment	Accumulated Other Comprehensive Income
			Common		Subordinated
	$	$	Units	$	Units	$	$	Total
Balance, December 31, 1999	$46,646	$—	—	$—	—	$—	$—	$46,646
Net income	8,781	—	—	—	—	—	—	8,781
Net change in parent advances	(4,676)	—	—	—	—	—	—	(4,676)

Balance, December 31, 2000	50,751	—	—	—	—	—	—	50,751
Comprehensive income:
Net income	2,586	—	—	—	—	—	—	2,586
Other comprehensive income:
Cumulative effect of change in accounting principle, net of tax	—	1,328	—	—	—	—	—	1,328
Risk management activities, net of tax	—	(360)	—	—	—	—	—	(360)

Ending accumulated derivative gain								968

Comprehensive income								3,554
Net change in parent advances	11,124	—	—	—	—	—	—	11,124

Balance, December 31, 2001	64,461	968	—	—	—	—	—	65,429
Net income applicable to the period from January 1 through May 23, 2002(1)	17,332	—	—	—	—	—	—	17,332
Net change in parent advances	(24,218)	—	—	—	—	—	—	(24,218)
Adjustment to reflect net liabilities not assumed by the Partnership(1)	23,316	—	—	—	—	—	—	23,316
Book value of net assets contributed by MarkWest Hydrocarbon to the Partnership(1)	(80,891)	—	—	—	3,000	79,273	1,618	—
Distribution to MarkWest Hydrocarbon(1)	—	—	—	—	—	(62,206)	(1,270)	(63,476)
Issuance of units to public (including underwriter over-allotment), net of offering and other costs	—	—	2,415	43,625	—	—	—	43,625
Distributions to unitholders	—	—	—	(1,715)	—	(2,130)	(78)	(3,923)
Net income applicable to the period from May 24 through December 31, 2002	—	—	—	1,948	—	2,420	89	4,457
Risk management activities	—	(1,679)	—	—	—	—	—	(1,679)

Balance at December 31, 2002	$—	$(711)	2,415	$43,858	3,000	$17,357	$359	$60,863

(1)
As Restated. See Note 15.

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization

        MarkWest Energy Partners, L.P. (the Partnership) was formed on January 25, 2002 as a Delaware limited partnership. The Partnership and its subsidiary, MarkWest Energy Operating Company, L.L.C. (the Operating Company), were formed to acquire, own and operate most of the assets, liabilities and operations of MarkWest Hydrocarbon Midstream Business.

        On May 24, 2002, MarkWest Hydrocarbon, Inc. (MarkWest Hydrocarbon), through its subsidiaries, MarkWest Energy GP, L.L.C., the general partner of the Partnership, and MarkWest Michigan, Inc., conveyed the MarkWest Hydrocarbon Midstream Business to the Partnership in exchange for:

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

  •
  The right to be reimbursed by the Partnership for $15.6 million of capital expenditures; and

  •
  The right to receive $26.7 million in cash upon the closing of the Initial Public Offering ("IPO") and the Operating Company's new $60 million credit facility. The Operating Company is a wholly owned subsidiary of the Partnership.

        The transfer of assets and liabilities to the Partnership from MarkWest Hydrocarbon represented a reorganization of entities under common control and was recorded at historical cost.

        The Partnership concurrently issued 2,415,000 common units in its IPO (including 315,000 units issued pursuant to the underwriters' over-allotment option), representing a 43.7% limited partnership interest in the Partnership, at a price of $20.50 per unit. The Operating Company concurrently entered into a $60 million credit facility with various lenders.

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

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated and combined financial statements include the accounts of the Partnership and the MarkWest Hydrocarbon Midstream Business and have been prepared in accordance with accounting principles generally accepted in the United States. Intercompany balances and transactions within the Partnership and MarkWest Hydrocarbon Midstream Business have been eliminated.

        Prior to May 24, 2002, the date on which the MarkWest Hydrocarbon Midstream Business was conveyed to the Partnership (see Note 1) the financial statements include charges from MarkWest Hydrocarbon for direct costs and allocations of indirect corporate overhead as well as federal and state income tax provisions. Selling, general and administrative expenses for the MarkWest Hydrocarbon Midstream Business in 2000 and 2001 are comprised entirely of allocations of indirect corporate overhead from MarkWest Hydrocarbon. Management of the Partnership believes that the allocation methods are reasonable. Commencing with the conveyance of the MarkWest Hydrocarbon Midstream Business to the Partnership on May 24, 2002, the consolidated financial statements do not reflect any amounts for federal and state income taxes as the Partnership is not a taxable entity (see Note 8). However, the consolidated financial statements of the Partnership subsequent to May 24, 2002 do include charges from MarkWest Hydrocarbon for direct costs and allocation of indirect corporate overhead as more fully described in Note 3.

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

  Deferred Financing Costs

        Deferred financing costs are amortized on a straight-line basis and charged to interest expense over the anticipated term of the associated agreement.

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

  Net Parent Investment

        The net parent investment represents a net balance as the result of various transactions between the MarkWest Hydrocarbon Midstream Business and MarkWest Hydrocarbon. There were no terms of settlement or interest charges associated with this balance. The balance was the result of the MarkWest Hydrocarbon Midstream Business's participation in MarkWest Hydrocarbon's central cash management program, wherein all of the MarkWest Hydrocarbon Midstream Business's cash receipts were remitted to MarkWest Hydrocarbon and all cash disbursements were funded by MarkWest Hydrocarbon. Other transactions included intercompany transportation and terminating revenues and related expenses, administrative and support expenses incurred by MarkWest Hydrocarbon and allocated to the MarkWest Hydrocarbon Midstream Business, and accrued interest and income taxes.

  Revenue Recognition

        Gas gathering and processing and NGL fractionation, transportation and storage revenues are recognized as volumes are processed, fractionated, transported and stored in accordance with contractual terms. Revenue for NGL product sales is recognized at the time the title is transferred.

  Income Taxes

        The Partnership is not a taxable entity. The MarkWest Hydrocarbon Midstream Business's operations were included in MarkWest Hydrocarbon's consolidated federal and state income tax returns. The MarkWest Hydrocarbon Midstream Business's income tax provisions were computed as though separate returns were filed up to the date of the formation of the Partnership. The MarkWest Hydrocarbon Midstream Business accounted for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Using this method, deferred tax liabilities and assets were determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates.

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

        Had compensation cost for those employees principally supporting the Partnership who participated in MarkWest Hydrocarbon's stock-based compensation plan been determined based on the fair value at the grant dates under the plan consistent with the method prescribed by SFAS No. 123, our net income and net income per limited partner unit would have been affected as follows:

	Year Ended December 31, 2002 (As Restated. See Note 15)	Year Ended December 31, 2001 (MarkWest Hydrocarbon Midstream Business)	Year Ended December 31, 2000 (MarkWest Hydrocarbon Midstream Business)
	(in thousands)
Net income, as reported	$21,789	$2,586	$8,781
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(248)	(218)

Pro forma net income	$21,605	$2,338	$8,563

Net income per limited partner unit:(1)
Basic—as reported	$4.86	$0.86	$2.93
Basic—pro forma	$4.81	$0.78	$2.85
Diluted—as reported	$4.83	$0.86	$2.93
Diluted—pro forma	$4.79	$0.78	$2.85

(1)
As Restated. See Note 15.

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

3. Related Party Transactions

        Prior to the conveyance of the MarkWest Hydrocarbon Midstream Business to the Partnership, substantially all transactions with MarkWest Hydrocarbon and its subsidiaries were settled immediately through the net parent investment account. Subsequent to the conveyance, normal trade terms apply to transactions with MarkWest Hydrocarbon as contained in various agreements discussed below which were entered into concurrent with the conveyance.

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

  Payable to Affiliate

        MarkWest Hydrocarbon provides centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other corporate services, which are included in selling, general and administrative expenses. We reimburse MarkWest Hydrocarbon monthly for the selling, general and administrative support MarkWest Hydrocarbon allocates to us. MarkWest Hydrocarbon has allocated to the Partnership approximately $2.2 million (during the period from January 1, 2002 to May 23, 2002) and $1.9 million (during the period from May 24, 2002 to December 31, 2002) of these costs which are included in selling, general and administrative expenses.

        The Partnership is also reimbursing MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k), pension, and health insurance, of plant operating personnel as well as other direct operating expenses. For the year ended December 31, 2002, these costs totaled $2.6 million and appear in plant operating expenses. The Partnership has no employees.

        In Michigan, we assumed the MarkWest Hydrocarbon Midstream Business's existing contracts and gather and process gas directly for those third parties. We receive 100% of all fee and percent-of-proceeds consideration for the first 10 MMcf/d that we gather in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly Michigan pipeline throughput in excess of 10 MMcf/d. For year ended December 31, 2002, MarkWest Hydrocarbon's net profit interest was $0.4 million and is included in plant operating and other expenses.

  Debt Due to Affiliate

        Prior to the IPO, the MarkWest Hydrocarbon Midstream Business financed its working capital requirements and its capital expenditures through intercompany accounts between the MarkWest Hydrocarbon Midstream Business and MarkWest Hydrocarbon. Effective October 12, 2001, MarkWest Hydrocarbon formalized the terms under which certain intercompany accounts would be settled between the MarkWest Hydrocarbon Midstream Business and MarkWest Hydrocarbon. Interest on the outstanding balance was charged annually based on MarkWest Hydrocarbon's average borrowing rate from a third party. Interest charges were settled through the net parent investment account. Interest was charged at a weighted average rate of 6.3% and 6.5% for the period from January 1, 2002 through May 23, 2002, and the year ended December 31, 2001, respectively. On May 24, 2002, debt due to MarkWest Hydrocarbon was assumed by the Partnership and paid in full with proceeds from the IPO.

4. Debt

        In connection with our IPO, the Operating Company, a wholly owned subsidiary of the Partnership, entered into a $60 million credit facility (the Partnership Credit Facility) with various financial institutions. The Partnership Credit Facility was expanded by $15 million in March 2003. The

Partnership Credit Facility is comprised of both a revolving and term loan credit facility. On December 1, we amended and restated the Partnership Credit Facility to increase the revolving credit facility, to eliminate the term loan facility and to extend the expiration date to November 30, 2006.

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

7. Adoption of SFAS No. 133

        The MarkWest Hydrocarbon Midstream Business adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the MarkWest Hydrocarbon Midstream Business recorded on that date a $1.3 million net-of-tax cumulative effect gain to other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

        SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instruments' fair value are recognized in earnings unless specific hedge accounting criteria are met.

        SFAS No. 133 allows hedge accounting for fair-value and cash-flow hedges. A fair-value hedge applies to a recognized asset or liability or an unrecognized firm commitment. A cash-flow hedge applies to a forecasted transaction or a variable cash flow of a recognized asset or liability. SFAS No. 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair-value hedging instrument as well as the offsetting loss or gain on the hedged item be recognized currently in earnings in the same accounting period. SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash-flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. (The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.) Effectiveness is evaluated by the derivative instrument's ability to generate offsetting changes in fair value or cash flows to the hedged item. The MarkWest Hydrocarbon Midstream Business formally documents, designates and assesses the effectiveness of transactions receiving hedge accounting treatment.

        The MarkWest Hydrocarbon Midstream Business entered into fixed-price contracts for the sale of NGL products and fixed-price contracts for the purchase of natural gas (designated as cash flow hedges) and NGL products (designated as fair value hedges). At January 1, 2001, the MarkWest Hydrocarbon Midstream Business recorded a risk management asset of $2.1 million and a deferred tax liability of $0.7 million, resulting in a $1.3 million gain reported in other comprehensive income.

8. Income Taxes

        The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2002 (As Restated. See Note 15)	2001	2000
	(in thousands)
Current taxes due to (from) parent:
Federal	$(1,252)	$(1,197)	$2,345
State	(283)	(271)	509

Total current due to (from) parent	$(1,535)	$(1,468)	$2,854

Deferred:
Federal	$1,406	$2,722	$2,390
State	190	370	449
Change in tax status	(17,236)

Total deferred	(15,640)	3,092	2,839

Total provision (benefit) for income taxes	$(17,175)	$1,624	$5,693

        The deferred tax liabilities (assets) are comprised of the tax effect of the following at:

	Years Ended December 31,
	2001	2000
	(in thousands)
Property and equipment	$15,158	$12,015
Accrued liabilities	534	—

Total deferred tax liability	15,692	12,015

Alternative minimum tax credit carry forward	(52)	—

Total deferred tax asset	(52)	—

Net deferred tax liability	$15,640	$12,015

        As further described in Note 15, the Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the Midstream Business from MarkWest Hydrocarbon to the Partnership. Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the year ended December 31, 2002, which increased net income by $17.2 million.

        The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes are summarized as follows:

	Year Ended December 31,
	2002 (As Restated. See Note 15)	2001	2000
	(in thousands)
Income tax at statutory rate	$53	$1,432	$4,921
State income taxes, net of federal benefit	8	192	772
Change in tax status	(17,236)	—	—

Total provision (benefit) for income taxes	$(17,175)	$1,624	$5,693

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

        The following table summarizes information about outstanding and exercisable MarkWest Hydrocarbon fixed stock options, held by employees principally supporting the Partnership, at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 12/31/02		Weighted- Average Exercise Price	Number Exercisable At 12/31/02	Weighted- Average Exercise Price
$ 5.38 to $ 7.65	86,453	4.23	$6.68	66,421	$6.63
$ 7.86 to $10.00	89,597	4.73	9.14	70,901	9.25
$10.50 to $10.50	28,318	5.94	10.50	22,657	10.50
$10.75 to $10.75	88,266	4.94	10.75	83,887	10.75
$11.25 to $11.38	25,978	7.93	11.25	13,020	11.25

$ 5.38 to $11.38	318,612	5.02	$9.21	256,886	$9.27

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

11. Partners' Capital

        As of December 31, 2002, partners' capital consisted of 2,415,000 common units representing a 43.7% limited partner interest, 3,000,000 subordinated units representing a 54.3% limited partner interest and a 2% general partner interest. Affiliates of MarkWest Hydrocarbon, in the aggregate, owned a 46.7% interest in the Partnership consisting of 2,479,762 subordinated units and a 2% general partner interest.

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

13. Quarterly Results of Operations (Unaudited)

        The following summarizes certain quarterly results of operations:

	Three Months Ended
	March 31	June 30(1)	September 30	December 31
	(in thousands, except per unit amounts)
2002
Revenue	$27,440	$14,463	$13,868	$14,475
Income (loss) from operations	$1,422	$137	$2,906	$1,511
Net income (loss)	$690	$17,452	$2,526	$1,121
Net income per limited partner unit(1)	$0.23	$4.35	$0.46	$0.20
Net income per limited partner unit assuming dilution(1)	$0.23	$4.34	$0.45	$0.20
	MarkWest Hydrocarbon Midstream Business
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
2001
Revenue	$35,959	$16,903	$19,223	$21,590
Income (loss) from operations	$3,053	$(306)	$(191)	$2,961
Net income (loss)	$1,690	$(420)	$(382)	$1,698
Net income (loss) per limited partner unit(1)	$0.56	$(0.14)	$(0.13)	$0.57
Net income (loss) per limited partner unit assuming dilution(1)	$0.56	$(0.14)	$(0.13)	$0.57

(1)
As Restated and adjusted to reflect the $17.2 million deferred tax adjustment in the three months ended June 30, 2002, as discussed in Note 15. Amounts as previously reported were as follows:

	MarkWest Hydrocarbon Midstream Business(1)		Partnership
				Three Months Ended
	January 1 through March 31	April 1 through May 23	May 24 through June 30
				September 30	December 31
	(in thousands, except per unit amounts)
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
	(in thousands, except per unit amounts)
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

15. Restatement

        The Partnership previously reported two separate statements of operations and of cash flows for the year ended December 31, 2002. One statement of operations and one statement of cash flows was presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002 (See Note 1). Another

statement of operations and statement of cash flows was presented for the period from May 24, 2002 (the date the MarkWest Hydrocarbon Midstream Business was conveyed to the Partnership) through December 31, 2002.

        As indicated in Note 1, the conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost. Consequently, the Partnership has concluded these statements should be presented on a combined basis for the year ended December 31, 2002.

        In addition, the Partnership had previously reported net income per limited partner unit for the period from May 24, 2002 through December 31, 2002. In its restated financial statements, the Partnership has restated net income per limited partner unit to report such amount for the year ended December 31, 2002. In addition, the Partnership has now reported net income per limited partner unit for the years ended December 21, 2001 and 2000. The weighted average amounts outstanding used in the calculation of net income per limited partner unit for the years ended December 31, 2001 and 2000 retroactively reflect the 3,000,000 subordinated units issued by the Partnership in connection with the conveyance of the MarkWest Hydrocarbon Midstream Business to the Partnership. The units used in the 2002 calculation represent the weighted average of the aforementioned 3,000,000 subordinated units and the 2,415,000 common units issued in the May 24, 2002 initial public offering. Net income used in the 2002 calculation has been reduced by the General Partner's interest in net income.

        In its restated financial statements for the year ended December 31, 2002, the Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership. Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the year ended December 31, 2002 which increased net income by $17.2 million. This adjustment resulted from the change in the tax status of the MarkWest Hydrocarbon Midstream Business from a taxable entity to a Partnership, which is not subject to taxation.

        In addition, the Partnership had previously reported certain captions in the consolidated and combined statements of changes in capital net of the following: (i) distribution of cash to MarkWest Hydrocarbon in connection with the conveyance, (ii) change in parent advances, and (iii) the net liabilities not assumed by the partnership. The Partnership has now reported these captions on a gross basis and separately disclosed the amounts.

        The following sets forth the effects of the restatements discussed above.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	As Previously Reported
	Period From Commencement of Operations (May 24, 2002) Through December 31, 2002 Partnership	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Adjustments	Total Year Ended December 31, 2002 (As Restated)
Revenues:
Sales to affiliates	$26,093	$—	$—	$26,093
Sales to unaffiliated parties	7,110	37,043		44,153

Total revenues	33,203	37,043		70,246
Operating expenses:
Purchased product costs	12,308	26,598		38,906
Facility expenses	9,396	5,705		15,101
Selling, general and administrative expenses	3,077	2,206		5,283
Depreciation	3,064	1,916		4,980

Total operating expenses	27,845	36,425		64,270

Income from operations	5,358	618		5,976
Other income and (expenses):
Interest expense, net	(953)	(461)		(1,414)
Miscellaneous income	52	—		52

Income before income taxes	4,457	157		4,614

Provision (benefit) for income taxes:
Current due to (from) parent	—	(1,535)		(1,535)
Deferred	—	1,596	(17,236)	(15,640)

Provision for income taxes	—	61	(17,236)	(17,175)

Net income	$4,457	$96	$17,236	$21,789

General partner's interest in net income	$89			$89

Limited partners' interest in net income	$4,368			$21,700

Net income per limited partner unit	$0.81			$4.86

Weighted average units outstanding	5,415			4,469

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	As Previously Reported
	Period From Commencement of Operations (May 24, 2002) Through December 31, 2002 Partnership	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Adjustments	Total Year Ended December 31, 2002 (As Restated)
Cash flows from operating activities:
Net income	$4,457	$96	$17,236	$21,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,064	1,916		4,980
Amortization of deferred financing costs included in interest expense	291	—		291
Deferred income taxes	—	1,596	(17,236)	(15,640)
Other	(41)	(252)		(293)
Changes in operating assets and liabilities, net of working capital assumed:
(Increase) decrease in receivables	(3,808)	3,765		(43)
(Increase) decrease in inventories	(116)	2,449		2,333
(Increase) decrease in prepaid replacement natural gas and other assets	(320)	5,253		4,933
Increase in accounts payable and accrued liabilities	4,292	7,770		12,062
Increase in long-term replacement natural gas payable	—	3,090		3,090

Net cash provided by operating activities	7,819	25,683	—	33,502
Cash flows from investing activities:
Capital expenditures	(1,647)	(498)		(2,145)
Proceeds from sale of assets	89	—		89

Net cash used in investing activities	(1,558)	(498)	—	(2,056)
Cash flows from financing activities:
Proceeds from initial public offering, net	43,625	—		43,625
Distribution to MarkWest Hydrocarbon	(63,476)	—		(63,476)
Distributions to unitholders	(3,923)	—		(3,923)
Payments for debt issuance costs	(1,111)	—		(1,111)
Proceeds from long-term debt	23,400	—		23,400
Repayment of long-term debt	(2,000)	—		(2,000)
Net distributions to parent	—	(24,218)		(24,218)
Debt from parent	—	(967)		(967)

Net cash used in financing activities	(3,485)	(25,185)	—	(28,670)

Net increase in cash	2,776	—	—	2,776
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$2,776	$—	$—	$2,776

        The following sets forth the restated net income per limited partner unit for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
	(in thousands, except per unit amounts)
Limited partners' interest in net income as previously reported	$4,368	$—	$—

Limited partners' interest in net income as restated	$21,700	$2,586	$8,781

Basic weighted average units outstanding as previously reported	5,415	—	—

Basic weighted average units outstanding as restated	4,469	3,000	3,000

Diluted weighted average units outstanding, as previously reported	—	—	—

Diluted weighted average units outstanding, as restated	4,493	3,000	3,000

Basic net income per limited partner unit as previously reported	$0.81	$—	$—

Basic net income per limited partner unit as restated	$4.86	$0.86	$2.93

Diluted net income as previously reported	$—	$—	$—

Diluted net income as restated	$4.83	$0.86	$2.93

        The following sets forth the restated captions in the consolidated statement of changes in capital for the year ended December 31, 2002:

	As Previously Reported	As Restated
	(in thousands)
Net Parent Investment:
Net income applicable to the period from January 1 to May 23, 2002	$96	$17,332
Net change in parent advances	—	(24,218)
Adjustment to reflect net liabilities not assumed by the Partnership	(47,142)	23,316
Book value of net assets contributed by MarkWest Hydrocarbon to the Partnership	(17,415)	(80,891)

Adjustments to net parent investment	$(64,461)	$(64,461)

Limited Partners' Subordinated Units:
Book value of net assets contributed by MarkWest Hydrocarbon to the Partnership	$17,067	$79,273
Distribution to MarkWest Hydrocarbon	—	(62,206)

Adjustments to Limited Partners' Subordinated Units	$17,067	$17,067

General Partner Interest:
Book value of net assets contributed by MarkWest Hydrocarbon to the Partnership	$348	$1,618
Distribution to MarkWest Hydrocarbon	—	(1,270)

Adjustments to General Partner Interest	$348	$348

Total Partners' Capital:
Net income applicable to the period from January 1 through May 23, 2002	$96	$17,332
Net change in parent advances	—	(24,218)
Adjustment to reflect net liabilities not assumed by the Partnership	(47,142)	23,316
Distribution to MarkWest Hydrocarbon	—	(63,476)

Adjustments to Total Partners' Capital	$(47,046)	$(47,046)

PART III

ITEM 14. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2002, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2002, our disclosure controls and procedures were effective.

        There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2002 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        As discussed in Note 15 to the Consolidated and Combined Financial Statements included herein, we restated our 2002 financial statements. The circumstances causing the restatement arose due to the complex nature of the conveyance transaction as described in Note 1 to the Consolidated and Combined Financial Statements. As a result of such restatement, we reevaluated the effectiveness of our disclosure controls and procedures. Based upon such reevaluation, and despite such restatement, we do not believe that our disclosure controls and procedures are ineffective or that any changes to our disclosure controls and procedures or our internal controls over financial reporting are necessary or appropriate.

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
10.4(2)	MarkWest Energy GP, L.L.C. Long-Term Incentive Plan
10.5(4)	Omnibus Agreement dated of May 24, 2002 among MarkWest Hydrocarbon, Inc., MarkWest Energy GP, L.L.C; MarkWest Energy Partners, L.P. and MarkWest Energy Operating Company, L.L.C.
10.6(5)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.7(5)+	Gas Processing Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.8(5)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.9(4)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.10(7)+	Gas Processing Agreement (Maytown) dated as of May 28, 2002 between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.11(7)	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002 between Equitable Production Company and MarkWest Hydrocarbon, Inc.
21.1(2)	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of MarkWest Energy Partners' General Partner
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of MarkWest Energy Partners' General Partner
32.1*	Section 1350 Certification of Chief Executive Officer of MarkWest Energy Partners' General Partner
32.2*	Section 1350 Certification of Chief Financial Officer of MarkWest Energy Partners' General Partner

(1)
Incorporated by reference to Form S-1 Registration Statement, filed January 31, 2002.

(2)
Incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement, filed March 22, 2002.

(3)
Incorporated by reference to Amendment No. 2 to Form S-1 Registration Statement, filed April 16, 2002.

(4)
Incorporated by reference to Amendment No. 3 to Form S-1 Registration Statement, filed April 25, 2002.

(5)
Incorporated by reference to Amendment No. 4 to Form S-1 Registration Statement, filed May 1, 2002.

(6)
Incorporated by reference to Amendment No. 5 to Form S-1 Registration Statement, filed May 8, 2002.

(7)
Incorporated by reference to Amendment No. 6 to Form S-1 Registration Statement, filed May 14, 2002.

+
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested and has been filed separately with the Securities and Exchange Commission.

*
Filed herewith.

(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on January 21, 2004.

MARKWEST ENERGY PARTNERS, L.P. (Registrant)
By: MARKWEST ENERGY GP, L.L.C., Its General Partner
By:	/s/ DONALD C. HEPPERMANN Donald C. Heppermann Senior Executive Vice President, Chief Financial Officer, Secretary and Director

Exhibit Index

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
10.4(2)	MarkWest Energy GP, L.L.C. Long-Term Incentive Plan
10.5(4)	Omnibus Agreement dated of May 24, 2002 among MarkWest Hydrocarbon, Inc., MarkWest Energy GP, L.L.C; MarkWest Energy Partners, L.P. and MarkWest Energy Operating Company, L.L.C.
10.6(5)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.7(5)+	Gas Processing Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.8(5)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.9(4)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002 between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.10(7)+	Gas Processing Agreement (Maytown) dated as of May 28, 2002 between Equitable Production Company and MarkWest Hydrocarbon, Inc.
10.11(7)	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002 between Equitable Production Company and MarkWest Hydrocarbon, Inc.
21.1(2)	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer of MarkWest Energy Partners' General Partner
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer of MarkWest Energy Partners' General Partner

32.1*	Section 1350 Certification of Chief Executive Officer of MarkWest Energy Partners' General Partner
32.2*	Section 1350 Certification of Chief Financial Officer of MarkWest Energy Partners' General Partner

(1)
Incorporated by reference to Form S-1 Registration Statement, filed January 31, 2002.

(2)
Incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement, filed March 22, 2002.

(3)
Incorporated by reference to Amendment No. 2 to Form S-1 Registration Statement, filed April 16, 2002.

(4)
Incorporated by reference to Amendment No. 3 to Form S-1 Registration Statement, filed April 25, 2002.

(5)
Incorporated by reference to Amendment No. 4 to Form S-1 Registration Statement, filed May 1, 2002.

(6)
Incorporated by reference to Amendment No. 5 to Form S-1 Registration Statement, filed May 8, 2002.

(7)
Incorporated by reference to Amendment No. 6 to Form S-1 Registration Statement, filed May 14, 2002.

+
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested and has been filed separately with the Securities and Exchange Commission.

*
Filed herewith.