Form 10-Q/A
period 2003-06-30
MARKWEST ENERGY PARTNERS L P
filed 2004-01-22
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q originally filed by MarkWest Energy Partners, L.P. (the “Partnership”) on August 14, 2003 for the second quarter ended June 30, 2003 (the “Original Report”).

The Partnership has filed this Amendment to:

•      Present our statements of operations for each of the three and six months ended June 30, 2003, and of cash flows for the six months ended June 30, 2002, on a combined basis.  Previously, the Partnership reported two separate statements of operations and of cash flows for each of the periods ended June 30, 2002. For the six months ended June 30, 2003, one statement of operations and one statement of cash flows were presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002, and another statement of operations and a statement of cash flows were presented for the period from May 24, 2002 through June 30, 2002. The presentation of the statement of operations for the three months ended June 30, 2002, was similarly bifurcated before and after May 24, 2002. The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost. Consequently, the Partnership has now determined that it should have combined these statements and presented them for the full three and six months ended June 30, 2002, as applicable.

•      Restate net income per limited partner unit to report such amount for the three and six months ended June 30, 2002.  The Partnership had previously reported net income per limited partner unit only for the period from May 24, 2002 through June 30, 2002. The units used in the 2002 calculation of net income per limited partner unit represent the weighted average of the 3,000,000 subordinated units issued by the Partnership in connection with the conveyance of the MarkWest Hydrocarbon Midstream Business to the Partnership and the 2,415,000 common units issued in the May 24, 2002 initial public offering. Net income used in the 2002 calculation has been reduced by the general partner’s interest in net income.

•      Report the elimination of the deferred tax liability resulting from our conversion to partnership form in our statement of operations for the three and six months ended June 30, 2002.  Previously, the elimination of the deferred tax liability resulting from our conversion to partnership form had been credited to the partners’ capital portion of the Partnership’s balance sheet without impacting our statement of operations. In our revised presentation, the elimination of the deferred tax liability is reflected in the statement of operations as a part of the provision (benefit) for income taxes, increasing net income by $17.2 million and ultimately reflected in the partners’ capital portion of the balance sheet. Accordingly, the adjustment results in no net change to the balance sheet of the Partnership.

•      Restate the statement of operations for the three and six months ended June 30, 2003 and statement of changes in capital for the six months ended June 30, 2003 to reflect the general partner’s incentive distribution rights paid during the three and six-month periods then ended, as applicable.

The effects of the above described financial statement restatements are discussed in Note 9 to the Partnership’s Consolidated and Combined Financial Statements included herein and have been reflected in Item 2. Management’s Discussion and Analysis included herein.

The information contained in the Original Report, as amended by this Amendment, has not been updated to reflect events and circumstances occurring since its original filing.  Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the Original Report.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Partnership has restated in its entirety each item of its Original Report affected by this Amendment.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	December 31, 2002
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$7,920	$2,776
Receivables	7,550	976
Receivables from affiliate	1,919	2,847
Inventories	114	130
Other assets	528	336
Total current assets	18,031	7,065

Property, plant and equipment:
Gas gathering equipment	34,398	34,398
Gas processing plants	47,427	47,403
Pipelines	38,056	—
Fractionation and storage equipment	22,076	22,076
NGL transportation equipment	4,415	4,402
Land, building and other equipment	3,088	3,021
Construction in progress	736	348
	150,196	111,648
Less: Accumulated depreciation	(35,004)	(31,824)
Total property, plant and equipment, net	115,192	79,824

Deferred financing costs	1,141	820
Total assets	$134,364	$87,709

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$6,251	$1,199
Payables to affiliate	893	723
Accrued liabilities	5,712	2,880
Risk management liability	567	501
Total current liabilities	13,423	5,303

Long-term debt	55,100	21,400
Risk management liability	310	143
Commitments and contingencies

Capital:
Partners’ capital	66,441	61,574
Accumulated other comprehensive loss, net of tax	(910)	(711)
Total capital	65,531	60,863
Total liabilities and capital	$134,364	$87,709

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2003	2002 (As Restated. See Note 9)
	(in thousands, except per unit amounts)
Revenues:
Sales to affiliate	$10,082	$3,875
Sales to unaffiliated parties	19,554	10,588
Total revenues	29,636	14,463

Operating expenses:
Purchased product costs	18,423	8,456
Facility expenses	5,167	3,269
Selling, general and administrative expenses	1,678	1,372
Depreciation	1,860	1,229
Total operating expenses	27,128	14,326

Income from operations	2,508	137

Other income (expense):
Interest expense, net	(984)	(297)
Miscellaneous income	14	6

Income (loss) before income taxes	1,538	(154)

Benefit for income taxes:
Current due from parent	—	(1,315)
Deferred	—	(16,291)
Benefit for income taxes	—	(17,606)
Net income	$1,538	$17,452

General partner’s interest in net income(1)	$60	$16
Limited partners’ interest in net income(1)	$1,478	$17,436

Basic net income per limited partner unit(1)	$0.27	$4.35
Diluted net income per limited partner unit(1)	$0.27	$4.34

Weighted average units outstanding:
Basic	5,428	4,008
Diluted	5,476	4,022

(1)  As Restated. See Note 9.

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002 (As Restated. See Note 9)
	(in thousands, except per unit amounts)
Revenues:
Sales to affiliates	$23,476	$3,875
Sales to unaffiliated parties	23,853	38,028
Total revenues	47,329	41,903

Operating expenses:
Purchased product costs	26,815	28,131
Facility expenses	9,504	7,048
Selling, general and administrative expenses	2,931	2,735
Depreciation	3,205	2,431
Total operating expenses	42,455	40,345

Income from operations	4,874	1,558

Other income and (expenses):
Interest expense, net	(1,745)	(597)
Miscellaneous income	34	6

Income before income taxes	3,163	967

Benefit for income taxes:
Current due from parent	—	(1,535)
Deferred	—	(15,640)
Benefit for income taxes	—	(17,175)
Net income	$3,163	$18,142

General partner’s interest in net income(1)	$92	$16
Limited partners’ interest in net income(1)	$3,071	$18,126

Basic net income per limited partner unit(1)	$0.57	$5.17
Diluted net income per limited partner unit(1)	$0.56	$5.16

Weighted average units outstanding:
Basic	5,422	3,507
Diluted	5,470	3,514

(1)  As Restated. See Note 9.

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2003	2002 (As Restated. See Note 9)
	(in thousands)
Cash flows from operating activities:
Net income	$3,163	$18,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,205	2,431
Amortization of deferred financing costs included in interest expense	438	—
Non-cash compensation expense	400	—
Deferred income taxes	—	(15,640)
Other	9	(215)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,511	(1,087)
Decrease in inventories	16	2,345
(Increase) decrease in prepaid replacement natural gas and other assets	(114)	5,174
Increase in accounts payable and accrued liabilities	250	11,422
Increase in long-term replacement natural gas payable	—	3,090
Net cash flow provided by operating activities	9,878	25,662

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	(38,238)	—
Capital expenditures	(1,144)	(555)
Proceeds from sale of assets	3
Net cash used in investing activities	(39,379)	(555)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	43,649
Proceeds from private placement of common units, net	7,807	—
Proceeds from long-term debt	51,000	21,400
Repayment of long-term debt	(17,300)	—
Distributions to unitholders	(6,103)	—
Net distributions to parent	—	(24,218)
Debt due from parent	—	(967)
Payments for debt issuance costs	(759)	(1,018)
Distribution to MarkWest Hydrocarbon	—	(63,476)
Net cash provided by (used in) financing activities	34,645	(24,630)

Net increase in cash	5,144	477
Cash and cash equivalents at beginning of period	2,776	—
Cash and cash equivalents at end of period	$7,920	$477

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN CAPITAL

(UNAUDITED)

						Accumulated Other Comprehensive Loss	Total
	PARTNERS’ CAPITAL
	Limited Partners
	Common		Subordinated		General Partner
	Units	$	Units	$	$	$
	(in thousands)
Balance at December 31, 2002	2,415	$43,858	3,000	$17,357	$359	$(711)	$60,863

Private placement of common units, net of transaction costs	300	7,807	—	—	—	—	7,807

Distributions to partners	—	(2,657)	—	(3,300)	(146)	—	(6,103)

Net income(1)	—	1,371	—	1,700	92	—	3,163

Change in fair value of derivatives	—	—	—	—	—	(199)	(199)

Balance at June 30, 2003	2,715	$50,379	3,000	$15,757	$305	$(910)	$65,531

(1)  As Restated. See Note 9.

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

2.              Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mark West Energy Partners, L.P. and its wholly owned subsidiaries. For periods prior to May 24, 2002, the date on which the assets of the Midstream Business were conveyed to the Partnership, the financial statements reflect historical cost-basis accounts of the Midstream Business. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Preparation of these financial statements involve the use of estimates and judgments where appropriate. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s and the Midstream Business’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. You should read these condensed consolidated and combined financial statements along with the audited financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K, as amended. Results for the three and six months ended June 30, 2003, are not necessarily indicative of results for the full year 2003 or any other future period.

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

Pro Forma Results of Operations

The following table reflects the unaudited pro forma consolidated results of operations for the comparable periods presented, as though the Pinnacle Acquisition had occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of future results.

	Six Months Ended June 30,
	2003	2002 (As Restated. See Note 9)
	(in thousands, except per unit data)
Revenue	$65,867	$61,210
Net income	$3,878	$17,798
Basic net income per limited partner unit	$0.70	$5.07
Diluted net income per limited partner unit	$0.70	$5.06

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

6.              Net Income Per Limited Partner Unit

Basic net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, by the weighted average number of outstanding common units and subordinated units.  Diluted net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, including any incentive distribution rights received, by the weighted average number of outstanding common units and subordinated units, increased to include the dilutive effect of outstanding restricted units.

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

Had compensation cost for those employees principally supporting the Partnership who participated in MarkWest Hydrocarbon’s stock-based compensation plan been determined based on the fair value at the grant dates under the plan consistent with the method prescribed by SFAS No. 123, our net income and net income per limited partner unit would have been affected as follows:

	Three Months Ended June 30,
	2003	2002 (As Restated. See Note 9)
	(in thousands, except per unit data)
Net income as reported	$1,538	$17,452
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(46)
Pro forma net income	$1,491	$17,406

Net income per limited partner unit:
Basic—as reported	$0.27	$4.35
Basic—pro forma	$0.26	$4.34
Diluted—as reported	$0.27	$4.34
Diluted—pro forma	$0.26	$4.32

	Six Months Ended June 30,
	2003	2002 (As Restated. See Note 9)
	(in thousands, except per unit data)
Net income, as reported	$3,163	$18,142
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(92)	(91)
Pro forma net income	$3,071	$18,051

Net income per limited partner unit:
Basic—as reported	$0.57	$5.17
Basic—pro forma	$0.56	$5.14
Diluted—as reported	$0.56	$5.16
Diluted—pro forma	$0.55	$5.13

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

9.     Restatement

The Partnership previously reported two separate statements of operations for the three and six months ended June 30, 2002, and of cash flows for the six months ended June 30, 2002. One statement of operations and one statement of cash flows were presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002, and another statement of operations and statement of cash flows was presented for the period from May 24, 2002 (the date the MarkWest Hydrocarbon Midstream Business was conveyed to the Partnership) through June 30, 2002. Similarly, the presentation of the statement of operations for the three months ended June 30, 2002, was bifurcated before and after May 24, 2002.

The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost. Consequently, the Partnership has concluded these statements of operations for the three and six months ended June 30, 2002, and the statement of cash flows for the six months ended June 30, 2002, each should be presented on a combined basis.

In addition, the Partnership had previously reported net income per limited partner unit for the period from May 24, 2002 through June 30, 2002. In its restated financial statements, the Partnership has restated net income per limited partner unit to report such amount for the three and six months ended June 30, 2002. The units used in the 2002 calculation of income per limited partner unit represent the weighted average of the 3,000,000 subordinated units issued by the Partnership in connection with the conveyance of the MarkWest Hydrocarbon Midstream Business to the Partnership and the 2,415,000 common units issued in the May 24, 2002 initial public offering. Net income used in the 2002 calculation has been reduced by the general partner’s interest in net income.

In its restated financial statements for the three and six months ended June 30, 2002 the Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership. Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the three and six months ended June 30, 2002, which increased net income by $17.2 million. This adjustment resulted from the change in the tax status of the MarkWest Hydrocarbon Midstream Business from a taxable entity to a partnership, which is not subject to taxation.

We have also restated to reflect the general partner’s incentive distribution rights paid during the three-month and six-month period ended June 30, 2003, as follows:

	Three Months Ended June 30, 2003 As Previously Reported	Three Months Ended June 30, 2003 As Restated	Six Months Ended June 30, 2003 As Previously Reported	Six Months Ended June 30, 2003 As Restated
	(in thousands, except per unit amounts)
General partner’s interest in net income	$31	$60	$63	$92
Limited partners’ interest in net income	$1,507	$1,478	$3,100	$3,071
Basic net income per limited partner unit	$0.28	$0.27	$0.57	$0.57
Diluted net income per limited partner unit		$0.27		$0.56

The following sets forth the effects of the other restatements discussed above.

MARKWEST ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9.     Restatement (continued)

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	As Previously Reported
	Period From May 24, 2002 (Commencement of Operations) Through June 30, 2002 (Partnership)	Period From April 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Adjustments	Total Three Months Ended June 30, 2002 (As Restated)
	(in thousands, except per unit amounts)
Revenues:
Sales to affiliate	$3,875	$—	$—	$3,875
Sales to unaffiliated parties	985	9,603		10,588
Total revenues	4,860	9,603		14,463

Operating expenses:
Purchased product costs	1,533	6,923		8,456
Facility expenses	1,343	1,926		3,269
Selling, general and administrative expenses	529	843		1,372
Depreciation	515	714		1,229
Total operating expenses	3,920	10,406		14,326

Income (loss) from operations	940	(803)		137

Other income (expense):
Interest expense, net	(136)	(161)		(297)
Miscellaneous income	6	—		6

Income (loss) before income taxes	810	(964)		(154)

Provision (benefit) for income taxes:
Current due from parent	—	(1,315)		(1,315)
Deferred	—	945	(17,236)	(16,291)
Provision (benefit) for income taxes	—	(370)	(17,236)	(17,606)
Net income (loss)	$810	$(594)	$17,236	$17,452

General partner’s interest in net income	$16			$16
Limited partners’ interest in net income	$794			$17,436

Basic net income per limited partner unit	$0.15			$4.35
Diluted net income per limited partner unit				$4.34

Weighted average units outstanding:
Basic	5,415			4,008
Diluted				4,022

MARKWEST ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9.     Restatement (continued)

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	As Previously Reported
	Period From May 24, 2002 (Commencement of Operations) Through June 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Adjustments	Total Six Months Ended June 30, 2002 (As Restated)
	(in thousands, except per unit amounts)
Revenues:
Sales to affiliates	$3,875	$—	$—	$3,875
Sales to unaffiliated parties	985	37,043		38,028
Total revenues	4,860	37,043		41,903

Operating expenses:
Purchased product costs	1,533	26,598		28,131
Facility expenses	1,343	5,705		7,048
Selling, general and administrative expenses	529	2,206		2,735
Depreciation	515	1,916		2,431
Total operating expenses	3,920	36,425		40,345

Income from operations	940	618		1,558

Other income (expense):
Interest expense, net	(136)	(461)		(597)
Miscellaneous income	6	—		6

Income before income taxes	810	157		967

Provision (benefit) for income taxes:
Current due from parent	—	(1,535)		(1,535)
Deferred	—	1,596	(17,236)	(15,640)
Provision (benefit) for income taxes	—	61	(17,236)	(17,175)
Net income	$810	$96	$17,236	$18,142

General partner’s interest in net income	$16			$16
Limited partners’ interest in net income	$794			$18,126

Basic net income per limited partner unit	$0.15			$5.17
Diluted net income per limited partner unit				$5.16

Weighted average units outstanding
Basic	5,415			3,507
Diluted				3,514

MARKWEST ENERGY PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9.     Restatement (continued)

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	As Previously Reported
	Period From Commencement of Operations (May 24, 2002) Through June 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Adjustments	Total Six Months Ended June 30 2002 (As Restated)
	(in thousands)
Cash flows from operating activities:
Net income	$810	$96	$17,236	$18,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	515	1,916		2,431
Deferred income taxes	—	1,596	(17,236)	(15,640)
Other	37	(252)		(215)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,852)	3,765		(1,087)
(Increase) decrease in inventories	(104)	2,449		2,345
(Increase) decrease in prepaid replacement natural gas and other assets	(79)	5,253		5,174
Increase in accounts payable and accrued liabilities	3,652	7,770		11,422
Increase in long-term replacement natural gas payable	—	3,090		3,090
Net cash flow provided by (used in) operating activities	(21)	25,683	—	25,662

Cash flows from investing activities:
Capital expenditures	(57)	(498)		(555)
Net cash used in investing activities	(57)	(498)	—	(555)

Cash flows from financing activities:
Proceeds from initial public offering, net	43,649	—		43,649
Proceeds from long-term debt	21,400	—		21,400
Net distributions to parent	—	(24,218)		(24,218)
Debt due from parent	—	(967)		(967)
Payments for debt issuance costs	(1,018)	—		(1,018)
Distribution to MarkWest Hydrocarbon	(63,476)	—		(63,476)
Net cash provided by (used in) financing activities	555	(25,185)	—	(24,630)

Net increase in cash	477	—	—	477
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$477	$0	—	$477

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

Restatement

The Partnership previously reported two separate statements of operations for the three and six months ended June 30, 2002, and of cash flows for the six months ended June 30, 2002. For the six months ended June 30, 2002, one statement of operations and one statement of cash flows were presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002, and another statement of operations and statement of cash flows was presented for the period from May 24, 2002 through June 30, 2002. Similarly, the presentation of the statement of operations for the three months ended June 30, 2002, was bifurcated before and after May 24, 2002.

The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost. Consequently, the Partnership has now determined these statements of operations for the three and six months ended June 30, 2002, and the statement of cash flows for the six months ended June 30, 2002 each should be presented on a combined basis.

In addition, the Partnership had previously reported net income per limited partner unit for the period from May 24, 2002 through June 30, 2002. In its restated financial statements, the Partnership has restated income per limited partner unit to report such amount for the three and six months ended June 30, 2002. Finally, the elimination of the deferred tax liability resulting from our conversion to partnership form had previously been credited to the partners’ capital portion of the Partnership’s balance sheet without impacting our statement of operations. In our revised presentation, the elimination of the deferred tax liability is reflected in the statement of operations as a part of the provision (benefit) for income taxes, increasing net income and net income per unit and ultimately reflected in the partners’ capital portion of the balance sheet. Accordingly, the adjustment results in no net change to the balance sheet of the Partnership. See Note 9 to our Unaudited Condensed Consolidated and Combined Financial Statements for more information.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating Data

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Appalachia:
Natural gas processed for a fee(1) (Mcf/d) under contracts in effect:
Beginning May 24, 2002	252,000	—
Prior to May 24, 2002	—	535,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	391,000	449,000
Prior to May 24, 2002	—	463,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	8,116,000	355,000
Prior to May 24, 2002	—	18,555,000
Texas(2):
Pipeline throughput (Mcf/d)	42,000	—
Michigan:
Natural gas processed for a fee (Mcf/d)	14,500	24,600
NGL product sales (gallons)	2,917,000	2,454,400

(1)  Includes throughput from our Kenova, Cobb, Boldman and Maytown processing plants.

(2)  Acquired March 28, 2003, our MarkWest Pinnacle assets are located primarily in Texas and four surrounding states.

Revenues.  Revenues were $29.6 million for the three months ended June 30, 2003, compared to our combined revenues of $14.5 million for the three months ended June 30, 2002, an increase of $15.2 million, or 105%. Revenues were higher in 2003 than in 2002 primarily due to the Pinnacle Acquisition, which added $16.7 million in revenues. The Pinnacle-related additions were offset by lower throughput volumes in Appalachia, a result of unexpected repairs to certain facilities, and new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our IPO. You should read the Overview section appearing under “Results of Operations” earlier in this report for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business.

Purchased Product Costs. Purchased product costs were $18.4 million for the three months ended June 30, 2003, compared to our combined purchased product costs of $8.4 million for the three months ended June 30, 2002, an increase of $10.0 million, or 118%. Purchased product costs were higher in 2003 than in 2002 primarily due to the Pinnacle Acquisition, which added $13.8 million in purchased product costs. The Pinnacle-related additions were offset by lower throughput and sales volumes in Appalachia, a result of unexpected repairs to certain facilities, and new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering. You should read the Overview section appearing under “Results of Operations” earlier in this report for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business.

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

Income Taxes. The Partnership has not been subject to income taxes since its inception. The Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership. Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the three months ended June 30, 2002, which increased net income by $17.2 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating Data

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Appalachia:
Natural gas processed for a fee(1) (Mcf/d) under contracts in effect:
Beginning May 24, 2002	258,000	—
Prior to May 24, 2002	—	526,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	418,000	449,000
Prior to May 24, 2002	—	462,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	18,199,000	3,551,000
Prior to May 24, 2002	—	75,821,000
Texas(2):
Pipeline throughput (Mcf/d)	42,000	—
Michigan:
Natural gas processed for a fee (Mcf/d)	14,900	25,300
NGL product sales (gallons)	5,859,000	4,887,000

(1)  Includes throughput from our Kenova, Cobb, Boldman and Maytown processing plants.

(2)  Acquired March 28, 2003, our MarkWest Pinnacle assets are located primarily in Texas and four surrounding states.

Revenues.  Revenues were $47.3 million for the six months ended June 30, 2003, compared to our combined revenues of $41.9 million for the six months ended June 30, 2002, an increase of $5.4 million, or 13%.  Revenues were higher in 2003 than in 2002 primarily due to the Pinnacle Acquisition, which added $17.5 million in revenues. The Pinnacle-related additions were offset by lower throughput volumes in Appalachia, a result of unexpected repairs to certain facilities, and new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our initial public offering. You should read the Overview section appearing under “Results of Operations” earlier in this report for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business.

Purchased Product Costs. Purchased product costs were $26.8 million for the six months ended June 30, 2003, compared to our combined purchased product costs of $28.1 million for the six months ended June 30, 2002, a decrease of $1.3 million, or 5%. Purchased product costs were lower in 2003 than in 2002 primarily due to lower throughput and sales volumes in Appalachia, a result of unexpected repairs to certain facilities, new contracts entered into by us with MarkWest Hydrocarbon concurrent with the closing of our IPO. You should read the Overview section appearing under “Results of Operations” earlier in this report for a detailed discussion of the financial statement line item differences between the Partnership and the Midstream Business. These decreases were partially offset by the Pinnacle Acquisition.

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

Income Taxes. The Partnership has not been subject to income taxes since its inception.  The Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership. Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the six months ended June 30, 2002, which increased net income by $17.2 million.

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

Cash Flows.  Net cash provided by operating activities was $9.9 million for the six months ended June 30, 2003, compared to our combined cash flow $25.7 million for the six months ended June 30, 2002.  The difference in net cash provided by operating activities is attributable to the inherent differences in the businesses and contracts of the Partnership and the Midstream Business. You should read the Overview section appearing under “Results of Operations” earlier in this report for a detailed discussion of the differences between the Partnership and the Midstream Business.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (who we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Note 9 to the Unaudited Condensed Consolidated and Combined Financial Statements included herein, we restated our 2002 financial statements.  The circumstances causing the restatement arose due to the complex nature of the conveyance transaction as described in Note 1 to the Consolidated and Combined Financial Statements included in our 2002 Form 10-K, as amended.  As a result of such restatement, we reevaluated the effectiveness of our disclosure controls and procedures.  Based upon such reevaluation, and despite such restatement, we do not believe that our disclosure controls and procedures are ineffective or that any changes to our disclosure controls and procedures or our internal controls over financial reporting are necessary or appropriate.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description
31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(b) Reports on Form 8-K

A report on Form 8-K was filed with the SEC under items 2 and 7 of Form 8-K on April 14, 2003, announcing that MarkWest Energy Partners, L.P. completed its acquisition of Pinnacle Natural Gas Company and certain affiliates on March 28, 2003.

A report on Form 8-K was furnished to the SEC pursuant to item 12 of Form 8-K under item 9 of Form 8-K on May 14, 2003, concerning the Partnership’s first quarter 2003 earnings release dated May 14, 2003.

An amended report on Form 8-K/A was filed with the SEC under items 2 and 7 of Form 8-K on June 11, 2003, which included unaudited financial statements of PNC Corporation and its subsidiaries. The amendment amended the registrant’s Form 8-K filed with the SEC on April 14, 2003.

A report on Form 8-K was filed with the SEC under items 5 and 7 of Form 8-K on June 19, 2003, announcing the Partnership’s June 13, 2003, sale of 300,000 common units, including an option to purchase 75,000 more common units, in a private placement to certain accredited investors.

A report on Form 8-K was filed with the SEC under items 5 and 7 of Form 8-K on June 25, 2003, concerning the Partnership’s June 24, 2003, press release with respect to midyear financial and operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: January 21, 2004	By:	/s/ Donald C. Heppermann
Donald C. Heppermann
Senior Executive Vice President, Chief Financial Officer, Secretary and Director

Exhibit Index

Exhibit No.	Exhibit Description
31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.