Form 10-Q/A
period 2003-09-30
MARKWEST ENERGY PARTNERS L P
filed 2004-01-22
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31239

MARKWEST ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	27-0005456
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

155 Inverness Drive West, Suite 200, Englewood, CO  80112-5000

(Address of principal executive offices)

Registrant’s telephone number, including area code:  001-31239

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q originally filed by MarkWest Energy Partners, L.P. (the “Partnership”) on November 13, 2003 for the third quarter ended September 30, 2003 (the “Original Report”).

The Partnership has filed this Amendment to:

• Present our statements of operations and of cash flows for the nine months ended September 30, 2002, on a combined basis.  Previously, the Partnership reported two separate statements of operations and of cash flows for the nine months ended September 30, 2002.  One statement of operations and one statement of cash flows were presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002.  Another statement of operations and a statement of cash flows were presented for the period from May 24, 2002 through September 30, 2002.  The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost.  Consequently, the Partnership has now determined that it should have combined these statements and presented them for the full nine months ended September 30, 2002.

• Restate net income per limited partner unit to report such amount for the nine months ended September 30, 2002.  The Partnership had previously reported net income per limited partner unit for the period from May 24, 2002 through September 30, 2002.  The units used in the 2002 calculation of net income per limited partner unit represent the weighted average of the 3,000,000 subordinated units issued by the Partnership in connection with the conveyance of the MarkWest Hydrocarbon Midstream Business to the Partnership and the 2,415,000 common units issued in the May 24, 2002 initial public offering.  Net income used in the 2002 calculation has been reduced by the general partner’s interest in net income.

• Report the elimination of the deferred tax liability resulting from our conversion to partnership form in our statement of operations for the nine months ended September 30, 2002.  Previously, the elimination of the deferred tax liability resulting from our conversion to partnership form had been credited to the partners’ capital portion of the Partnership’s balance sheet without impacting our statement of operations.  In our revised presentation, the elimination of the deferred tax liability is reflected in the statement of operations as a part of the provision (benefit) for income taxes, increasing net income by $17.2 million and ultimately reflected in the partners’ capital portion of the balance sheet.  Accordingly, the adjustment results in no net change to the balance sheet of the Partnership.

• Restate the statement of operations for the three and nine months ended September 30, 2003, and the statement of changes in capital for the nine months ended September 30, 2003, to reflect the general partner’s incentive distribution rights paid during the three- and nine-month period then ended, as applicable.

The effects of the above described financial statement restatements are discussed in Note 12 to the Partnership’s Consolidated and Combined Financial Statements included herein and have been reflected in Item 2. Management’s Discussion and Analysis included herein.

This information contained in the Original Report, as amended by this Amendment, has not been updated to reflect events and circumstances occurring since its original filing.  Such matters have been or will be addressed in reports filed with the Securities and Exchange Commission (other than this Amendment) subsequent to the date of the Original Report.  Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, the Partnership has restated in its entirety each item of its Original Report affected by this Amendment.

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

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per unit amounts)

Revenues:
Sales to unaffiliated parties	$18,888	$3,096
Sales to affiliate	12,524	10,772
Total revenues	31,412	13,868

Operating expenses:
Purchased product costs	18,510	4,903
Facility expenses	5,396	3,893
Selling, general and administrative expenses	1,883	894
Depreciation	2,026	1,272
Total operating expenses	27,815	10,962

Income from operations	3,597	2,906

Other income (expenses):
Interest expense, net	(847)	(392)
Miscellaneous income	17	12

Net income	$2,767	$2,526

General partner’s interest in net income (1)	$86	$51
Limited partners’ interest in net income (1)	$2,681	$2,475

Basic net income per limited partner unit (1)	$0.46	$0.46
Diluted net income per limited partner unit (1)	$0.46	$0.45

Weighted average units outstanding:
Basic	5,783	5,415
Diluted	5,833	5,449

(1) As Restated.  See Note 12.

The accompanying notes are an integral part of these unaudited financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,
	2003 (Partnership)	2002 (As Restated. See Note 12)
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$42,741	$41,124
Sales to affiliates	36,000	14,647
Total revenues	78,741	55,771

Operating expenses:
Purchased product costs	45,325	33,034
Facility expenses	14,900	10,941
Selling, general and administrative expenses	4,814	3,629
Depreciation	5,231	3,703
Total operating expenses	70,270	51,307

Income from operations	8,471	4,464

Other income (expense):
Interest expense, net	(2,592)	(989)
Miscellaneous income	51	18

Income before income taxes	5,930	3,493

Benefit for income taxes:
Current due from parent	—	(1,535)
Deferred	—	(15,640)
Benefit for income taxes	—	(17,175)
Net income	$5,930	$20,668

General partner’s interest in net income (1)	$178	$67
Limited partners’ interest in net income (1)	$5,752	$20,601

Basic net income per limited partner unit (1)	$1.04	$4.96
Diluted net income per limited partner unit (1)	$1.03	$4.95

Weighted average units outstanding:
Basic	5,543	4,150
Diluted	5,593	4,166

(1) As Restated.  See Note 12.

The accompanying notes are an integral part of these unaudited financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003 (Partnership)	2002 (As Restated. See Note 12)
	(in thousands)
Cash flows from operating activities:
Net income	$5,930	$20,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,231	3,703
Amortization of deferred financing costs included in interest expense	702	—
Non-cash compensation expense	554	—
Deferred income taxes	—	(15,640)
Other	20	(184)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	3,369	(1,036)
Decrease in inventories	16	2,349
Decrease in prepaid replacement natural gas and other assets	285	5,180
Increase in accounts payable and accrued liabilities	333	11,011
Increase in long-term replacement natural gas payable	—	3,090
Net cash flow provided by operating activities	16,440	29,141

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	(38,238)	—
Lubbock pipeline acquisition	(12,222)	—
Capital expenditures	(1,934)	(1,905)
Proceeds from sale of assets	3	18
Net cash used in investing activities	(52,391)	(1,887)

Cash flows from financing activities:
Proceeds from initial public offering, net of transaction costs	—	43,662
Proceeds from private placement of common units, net of transaction costs	9,764	—
Proceeds from long-term debt	67,600	23,400
Repayment of long-term debt	(27,700)	(2,000)
Distributions to unitholders	(9,557)	(1,160)
Capital contribution from general partner	201	—
Net distributions to parent	—	(24,218)
Debt due from parent	—	(967)
Payments for debt issuance costs	(760)	(1,077)
Distribution to MarkWest Hydrocarbon	—	(63,476)
Net cash provided by (used in) financing activities	39,548	(25,836)
Net increase in cash	3,597	1,418
Cash and cash equivalents at beginning of period	2,776	—
Cash and cash equivalents at end of period	$6,373	$1,418

The accompanying notes are an integral part of these unaudited financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(UNAUDITED)

	PARTNERS’ CAPITAL					Accumulated Other Comprehensive Income (Loss)

	Limited Partners				General Partner
	Common		Subordinated
	Units	$	Units	$	$	$	Total
	(in thousands)

Balance at December 31, 2002	2,415	$43,858	3,000	$17,357	$359	$(711)	$60,863

Private placement of common units, net of transaction costs	375	9,764	—	—	201	—	9,965

Distributions to partners	—	(4,275)	—	(5,040)	(242)	—	(9,557)

Net income (1)	—	2,630	—	3,122	178	—	5,930

Change in fair value of derivatives	—	—	—	—	—	240	240

Balance at September 30, 2003	2,790	$51,977	3,000	$15,439	$496	$(471)	$67,441

(1) As Restated.  See Note 12.

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

2.     Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of MarkWest Energy Partners, L.P. and its wholly owned subsidiaries. For periods prior to May 24, 2002, the date on which the assets of the Midstream Business were conveyed to the Partnership, the financial statements reflect historical cost-basis accounts of the Midstream Business. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  The year-end consolidated balance sheet data was derived from audited financial statements. Preparation of these financial statements involve the use of estimates and judgments where appropriate. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s and the Midstream Business’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. You should read these condensed consolidated and combined financial statements along with the audited financial statements and notes thereto included in our December 31, 2002 Annual Report on Form 10-K, as amended.  Results for the three and nine months ended September 30, 2003, are not necessarily indicative of results for the full year 2003 or any other future period.

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

3.     Pinnacle Acquisition (continued)

        Pro Forma Results of Operations

The following table reflects the unaudited pro forma consolidated results of operations for the comparable periods presented, as though the Pinnacle Acquisition had occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Nine Months Ended September 30,
	2003 (Partnership)	2002 (As Restated See Note 12)
	(in thousands, except per unit data)
Revenue	$96,528	$85,861
Net income	$6,645	$20,363
Basic net income per limited partner unit	$1.17	$4.89
Diluted net income per limited partner unit	$1.16	$4.87

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

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7.     Net Income Per Limited Partner Unit

Basic net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, by the weighted average number of outstanding common units and subordinated units. Diluted net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest, including any incentive distribution rights, by the weighted average number of outstanding common units and subordinated units, increased to include the dilutive effect of outstanding restricted units.

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

Had compensation cost for those employees principally supporting the Partnership who participated in MarkWest Hydrocarbon’s stock-based compensation plan been determined based on the fair value at the grant dates under the plan consistent with the method prescribed by SFAS No. 123, our net income and net income per limited partner unit would have been affected as follows:

	Three Months Ended September 30,
	2003	2002
	(in thousands, except per unit data)
Net income as reported	$2,767	$2,526
Add: Compensation expenses included in reported net income	116	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163)	(47)
Pro forma net income	$2,720	$2,479

Net income per limited partner unit:
Basic—as reported	$0.47	$0.46
Basic—pro forma	$0.46	$0.45
Diluted—as reported	$0.47	$0.46
Diluted—pro forma	$0.46	$0.45

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8.     Stock and Unit Compensation (continued)

	Nine Months Ended September 30,
	2003 (Partnership)	2002 (As Restated. See Note 12)
	(in thousands, except per unit data)
Net income, as reported	$5,930	$20,668
Add: Compensation expense included in reported net income	554	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(693)	(138)
Pro forma net income	$5,791	$20,530

Net income per limited partner unit:
Basic—as reported	$1.04	$4.96
Basic—pro forma	$1.01	$4.85
Diluted—as reported	$1.03	$4.95
Diluted—pro forma	$1.00	$4.83

9.     Adoption of SFAS No. 143

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

10.  Recent Accounting Pronouncements

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10.  Recent Accounting Pronouncements (continued)

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

11.  Subsequent Event

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

12.  Restatement

The Partnership previously reported two separate statements of operations and of cash flows for the nine months ended September 30, 2002. One statement of operations and one statement of cash flows was presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002.  Another statement of operations and statement of cash flows was presented for the period from May 24, 2002 (the date the MarkWest Hydrocarbon Midstream Business was conveyed to the Partnership) through September 30, 2002.

The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
AND COMBINED FINANCIAL STATEMENTS (Continued)

12.  Restatement (Continued)

historical cost.  Consequently, the Partnership has concluded these statements should be presented on a combined basis for the nine months ended September 30, 2002.

In addition, the Partnership had previously reported net income per limited partner unit for the period from May 24, 2002 through September 30, 2002. In its restated financial statements, the Partnership has restated net income per limited partner unit to report such amount for the nine months ended September 30, 2002. The units used in the 2002 calculation of net income per limited partner unit represent the weighted average of the 3,000,000 subordinated units issued by the Partnership in connection with the conveyance of the MarkWest Hydrocarbon Midstream Business to the Partnership and the 2,415,000 common units issued in the May 24, 2002 initial public offering. Net income used in the 2002 calculation has been reduced by the general partner’s interest in net income.

In its restated financial statements for the nine months ended September 30, 2002 the Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership. Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the nine-months ended September 30, 2002 which increased net income by $17.2 million. This adjustment resulted from the change in the tax status of the MarkWest Hydrocarbon Midstream Business from a taxable entity to a partnership, which is not subject to taxation.

We have also restated to reflect the general partner’s incentive distribution rights paid during the three- and nine-month periods ended September 30, 2003 as shown below.

	Three Months Ended September 30, 2003 As Previously Reported	Three Months Ended September 30, 2003 As Restated	Nine Months Ended September 30, 2003 As Previously Reported	Nine Months Ended September 30, 2003 As Restated
	(In thousands, except per unit amounts)
General partners’ interest in net income	$55	$86	$119	$178
Limited partners’ interest in net income	$2,712	$2,681	$5,811	$5,752
Basic net income per limited partners’ unit	$0.47	$0.46	$1.05	$1.04
Diluted net income per limited partners’ unit	$0.46	$0.46	$1.04	$1.03

The following sets forth the effects of the other restatements described above.

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
AND COMBINED FINANCIAL STATEMENTS (Continued)

12.  Restatement (Continued)

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unaudited)

	As Previously Reported
	Period From Commencement of Operations (May 24, 2002) Through September 30, 2002 (Partnership)	Period From January 1, 2002 Through May 23, 2002 (MarkWest Hydrocarbon Midstream Business)	Adjustments	Total Nine Months Ended September 30, 2002 (As Restated)
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$4,081	$37,043	$—	$41,124
Sales to affiliates	14,647	—		14,647
Total revenues	18,728	37,043	—	55,771

Operating expenses:
Purchased product costs	6,436	26,598		33,034
Facility expenses	5,236	5,705		10,941
Selling, general and administrative expenses	1,423	2,206		3,629
Depreciation	1,787	1,916		3,703
Total operating expenses	14,882	36,425	—	51,307

Income from operations	3,846	618		4,464

Other income (expenses):
Interest expense, net	(528)	(461)		(989)
Miscellaneous income	18	—		18

Income before income taxes	3,336	157	—	3,493

Provision (benefit) for income taxes:
Current due from parent	—	(1,535)		(1,535)
Deferred	—	1,596	(17,236)	(15,640)
Provision (benefit) for income taxes	—	61	(17,236)	(17,175)
Net income	$3,336	$96	$17,236	$20,668

General partner’s interest in net income	$67			$67
Limited partners’ interest in net income	$3,269			$20,601

Basic net income per limited partner unit	$0.60			$4.96
Diluted net income per limited partner unit	$0.60			$4.95

Weighted average units outstanding:
Basic	5,415			4,150
Diluted	5,449			4,166

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
AND COMBINED FINANCIAL STATEMENTS (Continued)

12.  Restatement (Continued)

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	As Previously Reported
	Period From Commencement of Operations (May 24, 2002) through September 30, 2002 (Partnership)	Period From January 1, 2002 through May 23, 2002 (MarkWest Hydrocarbon Midstream Business	Adjustments	Total Nine Months Ended September 30, 2002 (As Restated)
	(in thousands)
Cash flows from operating activities:
Net income	$3,336	$96	$17,236	$20,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,787	1,916		3,703
Amortization of deferred financing costs included in interest expense	—	—		—
Non-cash compensation expense	—	—		—
Deferred income taxes	—	1,596	(17,236)	(15,640)
Other	68	(252)		(184
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,801)	3,765		(1,036
(Increase) decrease in inventories	(100)	2,449		2,349
(Increase) decrease in prepaid replacement natural gas and other assets	(73)	5,253		5,180
Increase in accounts payable and accrued liabilities	3,241	7,770		11,011
Increase in long-term replacement natural gas payable	—	3,090		3,090
Net cash provided by operating activities	3,458	25,683	—	29,141

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	—	—		—
Lubbock pipeline acquisition	—	—		—
Capital expenditures	(1,407)	(498)		(1,905)
Proceeds from sale of assets	18	—		18
Net cash used in investing activities	(1,389)	(498)	—	(1,887)

Cash flows from financing activities:
Proceeds from initial public offering, net of transaction costs	43,662	—		43,662
Proceeds from private placement of common units, net of transaction costs	—	—		—
Proceeds from long-term debt	23,400	—		23,400
Repayment of long-term debt	(2,000)	—		(2,000)
Distributions to unitholders	(1,160)	—		(1,160)
Capital contribution from general partner	—	—		—
Net distributions to parent	—	(24,218)		(24,218)
Debt due from parent	—	(967)		(967)
Payments for debt issuance costs	(1,077)	—		(1,077)
Distribution to MarkWest Hydrocarbon	(63,476)	—		(63,476)
Net cash used in financing activities	(651)	(25,185)	—	(25,836)

Net increase in cash	1,418	—	—	1,418
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$1,418	$—	$—	$1,418

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

Restatement

The Partnership previously reported two separate statements of operations and of cash flows for the nine months ended September 30, 2002.  One statement of operations and one statement of cash flows were presented for the period from January 1, 2002 through May 23, 2002 for the MarkWest Hydrocarbon Midstream Business prior to its conveyance to the Partnership on May 24, 2002.  Another statement of operations and statement of cash flows was presented for the period from May 24, 2002 through September 30, 2002.

The conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership represented a reorganization of entities under common control and was recorded at historical cost.  Consequently, the Partnership has now determined that it should have combined these statements and presented them for the full nine months ended September 30, 2002.

In addition, the Partnership had previously reported net income per limited partner unit for the period from May 24, 2002 through September 30, 2002.  In its restated financial statements, the Partnership has restated net income per limited partner unit to report such amount for the nine months ended September 30, 2002.  Finally, the elimination of the deferred tax liability resulting from our conversion to partnership form had previously been credited to the partners’ capital portion of the Partnership’s balance sheet without impacting our statement of operations.  In our revised presentation, the elimination of the deferred tax liability is reflected in the statement of operations as a part of the provision (benefit) for income taxes, increasing net income and income per unit and ultimately reflected in the partners’ capital portion of the balance sheet.  Accordingly, the adjustment results in no net change to the balance sheet of the Partnership.  See Note 12 to our Unaudited Condensed Consolidated and Combined Financial Statements included herein for more information.

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

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating Data

	Nine Months Ended September 30, 2003 (Partnership)	Nine Months Ended September 30, 2002
Appalachia:
Natural gas processed for a fee(1) (Mcf/d) under contracts in effect:
Beginning May 24, 2002	198,000	219,000
Prior to May 24, 2002	—	195,000
NGLs fractionated for a fee (gallons/day) under contracts in effect:
Beginning May 24, 2002	449,000	474,000
Prior to May 24, 2002	—	462,000
NGL product sales (gallons) under contracts in effect:
Beginning May 24, 2002	29,142,000	13,391,000
Prior to May 24, 2002	—	75,821,000
Southwest(2):
Pipeline throughput (Mcf/d)	51,000	—
Michigan:
Natural gas processed for a fee (Mcf/d)	15,700	13,800
NGL product sales (gallons)	9,112,000	8,081,000

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

Income Taxes. The Partnership has not been subject to income taxes since its inception.  The Midstream Business recorded a non-cash adjustment of $17.2 million to eliminate deferred income tax liabilities that existed at the date of conveyance of the MarkWest Hydrocarbon Midstream Business from MarkWest Hydrocarbon to the Partnership.  Accordingly, the Midstream Business has recorded a benefit to the deferred tax provision for the nine months ended September 30, 2002, which increased net income by $17.2 million.

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

Our primary customer is MarkWest Hydrocarbon. For the three and nine months ended September 30, 2003, MarkWest Hydrocarbon accounted for 40% and 45%, respectively, of our revenues. Consequently, matters affecting the business and financial condition of MarkWest Hydrocarbon—including its operations, management, customers, vendors, and the like—have the potential to impact, both positively and negatively, our liquidity. For a full discussion of matters affecting MarkWest Hydrocarbon, you should read MarkWest Hydrocarbon’s most recent Forms 10-Q and 10-K, as amended.

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

As discussed in Note 12 to the Unaudited Condensed Consolidated and Combined Financial Statements included herein, we restated our 2002 financial statements.  The circumstances causing the restatement arose due to the complex nature of the conveyance transaction as described in Note 1 to the Consolidated and Combined Financial Statements included in our 2002 Form 10-K, as amended.  As a result of such restatement, we reevaluated the effectiveness of our disclosure controls and procedures.  Based upon such reevaluation, and despite such restatement, we do not believe that our disclosure controls and procedures are ineffective or that any changes to our disclosure controls and procedures or our internal controls over financial reporting are necessary or appropriate.

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