Form 10-K/A
period 2003-12-31
MARKWEST ENERGY PARTNERS L P
filed 2004-04-06
CIK 1166036

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

SIGNATURE

EXPLANATORY NOTE

This amended annual report on Form 10-K/A is filed solely to correct the references to a quarterly report on Form 10-Q contained in the Edgar version of the Certifications originally filed as Exhibits 31.1, 31.2 and 31.3 to the Form 10-K.  The proper reference to the annual report on Form 10-K, which was included in the manually signed versions of the Certifications, is included in the Certifications filed herewith.

Other than the changes to such Exhibits noted above and conforming changes to the Exhibit Index and the Exhibit List contained in Item 15(a)(3), this amended annual report on Form 10-K/A contains no changes to the annual report previously filed with the Commission.

The information contained in this amended annual report on Form 10-K/A has not been updated to reflect events and circumstances occurring since its original filing.  Such matters have been or will be addressed in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of MarkWest Energy’s annual report on Form 10-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, MarkWest Energy has set forth the complete text of each item of its originally filed annual report on Form 10-K affected by this amendment.

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

10.2 (4)

Amended and Restated Credit Agreement dated as of December 1, 2003, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, NA, as Syndication Agent, and Fortis Capital Corp., as Documentation Agent, to the $140,000,000 Senior Credit Facility.

10.3 (6)

Contribution, Conveyance and Assumption Agreement dated as of May 24, 2002, among MarkWest Energy Partners, L.P.; MarkWest Energy Operating Company, L.L.C.; MarkWest Energy GP, L.L.C.; MarkWest Michigan, Inc.; MarkWest Energy Appalachia, L.L.C.; West Shore Processing Company, L.L.C.; Basin Pipeline, L.L.C.; and MarkWest Hydrocarbon, Inc.

10.4 (6)	MarkWest Energy GP, L.L.C. Long-Term Incentive Plan.

10.5 (6)	First Amendment to MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.6 (6)	Omnibus Agreement dated of May 24, 2002, among MarkWest Hydrocarbon, Inc.; MarkWest Energy GP, L.L.C.; MarkWest Energy Partners, L.P.; and MarkWest Energy Operating Company, L.L.C.

10.7 (6)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.8 (6)+	Gas Processing Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.9 (6)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.10 (6)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.11 (6)+	Gas Processing Agreement (Maytown) dated as of May 28, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.12 (6)	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.13 **	Services Agreement dated as of January 1, 2004 between MarkWest Energy GP, L.L.C. and MarkWest Hydrocarbon, Inc.

21.1 (8)	List of subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit Number	Description

31.2*	Chief Accounting Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.3*	Vice President, Treasurer and Secretary Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Accounting Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Vice President, Treasurer and Secretary of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

**          Previously filed.

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

•                                          A Current Report on Form 8-K was filed with the SEC under items 2 and 7 of Form 8-K on December 31, 2003 to announce the Partnership’s acquisition of certain assets of the Michigan Crude Oil Pipeline System from Shell Pipeline Company, LP and Equilon Enterprises, LLC (dba Shell Oil Products US).  Included with the Form 8-K were certain audited financial statements of the Michigan Crude Oil Pipeline System and related pro forma financial information.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

By: MarkWest Energy GP, L.L.C.,
Its General Partner

Date: April 6, 2004	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit Number	Exhibit Index

2.1 (3)	Purchase Agreement dated as of March 24, 2003, among PNG Corporation, Energy Spectrum Partners LP, MarkWest Energy GP, L.L.C., MW Texas Limited, L.L.C. and MarkWest Energy Partners, L.P.

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

10.2 (4)

Amended and Restated Credit Agreement dated as of December 1, 2003, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, NA, as Syndication Agent, and Fortis Capital Corp., as Documentation Agent, to the $140,000,000 Senior Credit Facility.

Exhibit Number	Exhibit Index

10.3 (6)

Contribution, Conveyance and Assumption Agreement dated as of May 24, 2002, among MarkWest Energy Partners, L.P.; MarkWest Energy Operating Company, L.L.C.; MarkWest Energy GP, L.L.C.; MarkWest Michigan, Inc.; MarkWest Energy Appalachia, L.L.C.; West Shore Processing Company, L.L.C.; Basin Pipeline, L.L.C.; and MarkWest Hydrocarbon, Inc.

10.4 (6)	MarkWest Energy GP, L.L.C. Long-Term Incentive Plan.

10.5 (6)	First Amendment to MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.6 (6)	Omnibus Agreement dated of May 24, 2002, among MarkWest Hydrocarbon, Inc.; MarkWest Energy GP, L.L.C.; MarkWest Energy Partners, L.P.; and MarkWest Energy Operating Company, L.L.C.

10.7 (6)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.8 (6)+	Gas Processing Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.9 (6)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.10 (6)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.11 (6)+	Gas Processing Agreement (Maytown) dated as of May 28, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.12 (6)	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.13 **	Services Agreement dated as of January 1, 2004 between MarkWest Energy GP, L.L.C. and MarkWest Hydrocarbon, Inc.

21.1 (8)	List of subsidiaries

23.1**	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2*	Chief Accounting Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.3*	Vice President, Treasurer and Secretary Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Index

32.2**	Certification of Chief Accounting Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Vice President, Treasurer and Secretary of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

**          Previously filed.