Form 10-Q
period 2004-03-31
MARKWEST ENERGY PARTNERS L P
filed 2004-05-06
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☒   No  ☐

The number of the registrant’s Common and Subordinated Units outstanding at April 30, 2004, were 3,997,502 and 3,000,000, respectively.

Glossary of Terms

Bpd	barrels of oil per day
Gal/d	gallons per day
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,216	$8,753
Receivables, net	12,689	11,942
Receivables from affiliate	3,206	2,417
Inventories	230	353
Other assets	206	223
Total current assets	27,547	23,688

Property, plant and equipment	227,284	224,534
Less: Accumulated depreciation	(43,569)	(40,320)
Total property, plant and equipment, net	183,715	184,214

Deferred financing costs, net	3,507	3,831
Deferred offering costs	—	995
Investment in and advances to equity investee	245	250
Total assets	$215,014	$212,978

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$15,194	$14,064
Payables to affiliate	1,770	1,524
Accrued liabilities	5,765	5,163
Risk management liability	465	373
Total current liabilities	23,194	21,124

Long-term debt	84,200	126,200
Risk management liability	154	125
Other liabilities	478	478
Commitments and contingencies

Capital:
Partners’ capital	107,607	65,549
Accumulated other comprehensive loss	(619)	(498)
Total capital	106,988	65,051
Total liabilities and capital	$215,014	$212,978

The accompanying notes are integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Sales to unaffiliated parties	$49,519	$4,299
Sales to affiliate	14,294	13,394
Total revenues	63,813	17,693

Operating expenses:
Purchased product costs	47,500	8,392
Facility expenses	6,324	4,337
Selling, general and administrative expenses	2,650	1,253
Depreciation	3,257	1,345
Total operating expenses	59,731	15,327

Income from operations	4,082	2,366

Other income (expense):
Interest expense, net	(1,486)	(761)
Miscellaneous income	23	20

Net income	$2,619	$1,625

Interest in net income:
General partner	$229	$32
Limited partners	$2,390	$1,593

Net income per limited partner unit:
Basic	$0.35	$0.29
Diluted	$0.35	$0.29

Weighted average units outstanding:
Basic	6,777	5,415
Diluted	6,806	5,464

The accompanying notes are integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$2,619	$1,625

Other comprehensive income (loss):
Risk management activities	(121)	4

Comprehensive income	$2,498	$1,629

The accompanying notes are integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,619	$1,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,257	1,345
Gain from sale of property, plant and equipment	(24)	—
Amortization of deferred financing costs included in interest expense	313	130
Non-cash compensation expense	374	212
Other	5	(1)
Changes in operating assets and liabilities:
Increase in receivables	(1,536)	(4,210)
Decrease in inventories	123	9
Decrease in other current assets	17	44
Increase in accounts payable and accrued liabilities	1,604	3,654
Net cash provided by operating activities	6,752	2,808

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	—	(38,238)
Capital expenditures	(2,758)	(98)
Proceeds from sale of assets	32	3
Other	3	—
Net cash used in investing activities	(2,723)	(38,333)

Cash flows from financing activities:
Proceeds from long-term debt	—	40,200
Repayment of long-term debt	(42,000)	(500)
Proceeds from secondary offering, net	45,391	—
Distributions to unitholders	(4,957)	(2,873)
Payments for debt issuance costs	—	(760)
Net cash provided by (used in) financing activities	(1,566)	36,067

Net increase in cash	2,463	542
Cash and cash equivalents at beginning of period	8,753	2,776
Cash and cash equivalents at end of period	$11,216	$3,318

The accompanying notes are integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(UNAUDITED)

(in thousands)

							Accumulated
	PARTNERS’ CAPITAL						Other
	Limited Partners				General		Comprehensive
	Common		Subordinated		Partner	Other	Loss	Total
	Units	$	Units	$	$	$	$
Balance, December 31, 2003	2,814	$51,043	3,000	$13,369	$442	$695	$(498)	$65,051

Proceeds from secondary offering, net	1,173	43,508	—	—	888	—	—	44,396

Net income	—	1,235	—	1,155	229	—	—	2,619

Distributions to partners	—	(2,671)	—	(2,010)	(276)	—	—	(4,957)

Other comprehensive loss	—	—	—	—	—	—	(121)	(121)

Balance, March 31, 2004	3,987	$93,115	3,000	$12,514	$1,283	$695	$(619)	$106,988

The accompanying notes are integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Organization

MarkWest Energy Partners, L.P. (“MarkWest Energy Partners”, the “Partnership”, “we” or “us”), a Delaware limited partnership, was formed in January 2002 to own and operate substantially all of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.’s (“MarkWest Hydrocarbon”) midstream business.  Through its majority ownership of our general partner, MarkWest Energy, GP, L.L.C. (the “general partner”), MarkWest Hydrocarbon controls and conducts our operations. We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of NGL products; and the gathering and transportation of crude oil. We are not a taxable entity because of our partnership structure.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of MarkWest Energy Partners and its wholly owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  The year-end consolidated balance sheet data was derived from audited financial statements. Preparation of these financial statements involves the use of estimates and judgments where appropriate. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. You should read these consolidated financial statements and notes thereto along with the audited financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K, as amended.  Results for the three months ended March 31, 2004, are not necessarily indicative of results for the full year 2004 or any other future period.

3.              Secondary Public Offering

During January 2004, the Partnership completed a secondary public offering of 1,100,444 common units at $39.90 per unit for gross proceeds of $43.9 million.  In addition, of the 172,200 common units available to underwriters to cover over-allotments, 72,500 were sold for gross proceeds of $2.9 million.  To maintain its 2% interest, the general partner of the Partnership contributed $1.0 million.  Total gross proceeds of $47.8 million less associated offering costs of $3.4 million resulted in net proceeds from the secondary public offering of $44.4 million.  As approximately $1.0 million of the offering costs had been incurred during fiscal 2003, net cash generated from the offering during 2004 was approximately $45.4 million.

4.              Acquisitions

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

The purchase price was allocated as follows (in thousands):

Acquisition costs:
Long-term debt incurred	$39,471
Direct acquisition costs	450
Current liabilities assumed	8,945
Total	$48,866

Allocation of acquisition costs:
Current assets	$10,643
Fixed assets (including long-term contracts)	38,223
Total	$48,866

Western Oklahoma Acquisition

On December 1, 2003, we completed the acquisition (the “western Oklahoma acquisition”) of certain assets of American Central Western Oklahoma Gas Company, L.L.C. (“AWOC”) for approximately $38 million.  Western Oklahoma’s results of operations have been included in the Partnership’s consolidated financial statements since that date.

The assets acquired include the Foss Lake gathering system (the “gathering system”) located in the western Oklahoma counties of Roger Mills and Custer.  The gathering system is comprised of approximately 167 miles of pipeline, connected to approximately 270 wells, and 11,000 horsepower of compression facilities.  The assets also include the Arapaho gas processing plant that was installed during 2000.

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

The System is a common carrier Michigan intrastate pipeline and gathers light crude oil from wells.  The oil is transported for a fee to the Lewiston, Michigan station where it is batch injected into the Enbridge Lakehead Pipeline.

The purchase price was comprised of $21.2 million paid in cash to Shell plus direct acquisition costs and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$21,155
Direct acquisition costs	128
$21,283

Allocation of acquisition costs:
Property, plant and equipment	$21,283

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the comparable period presented, as though the Pinnacle acquisition, the Western Oklahoma acquisition and Michigan Crude Pipeline acquisition each had occurred on January 1, 2003. The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Three Months Ended March 31, 2003
	MarkWest Energy Partners	Pinnacle	Western Oklahoma	Michigan Crude Pipeline	Adjustments	Total
	(in thousands, except per unit)
Revenue	$17,693	$18,614	$11,083	$1,110	$(827)	$47,673
Net income	$1,625	$1,114	$16	$494	$(1,105)	$2,144
Basic net income per limited partner unit	$0.29					$0.39
Diluted net income per limited partner unit	$0.29					$0.38

Subsequent Event

On April 1, 2004, the Partnership acquired the Hobbs Lateral pipeline for approximately $2.3 million.  The Hobbs Lateral consists of a four-mile pipeline, with a capacity of 160 million cubic feet of natural gas per day, connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service’s Cunningham and Maddox power generating stations in Hobbs, New Mexico.  The Hobbs Lateral is a New Mexico intrastate pipeline regulated by the Federal Energy Regulatory Commission.

5.              Property, Plant and Equipment

The following provides composition of the Partnership’s property, plant and equipment at:

		March 31, 2004	December 31, 2003
		(in thousands)
	Property, plant and equipment:
	Gas gathering facilities	$75,631	$73,424
	Gas processing plants	56,289	55,888
	Fractionation and storage facilities	22,387	22,160
	Natural gas pipelines	38,817	38,790
	Crude oil pipelines	18,352	18,352
	NGL transportation facilities	4,415	4,415
	Land, building and other equipment	9,768	9,664
	Construction in-progress	1,625	1,841
		227,284	224,534
Less:	Accumulated depreciation	(43,569)	(40,320)
	Total property, plant and equipment, net	$183,715	$184,214

6.              Distribution to Unitholders

On January 21, 2004, the Partnership declared a cash distribution of $0.67 per unit on its outstanding common and subordinated units for the quarter ended December 31, 2003. The approximate $5.0 million distribution, including $0.3 million distributed to the general partner, was paid on February 13, 2004, to unitholders of record as of the close of business on January 31, 2004.

On April 21, 2004, we declared a cash distribution of $0.69 per common and subordinated unit for the quarter ended March 31, 2004. The distribution will be paid on May 14, 2004, to unitholders of record as of April 30, 2004.

7.              Net Income Per Limited Partner Unit

Basic net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest (including any incentive distribution rights), by the weighted average number of outstanding common units and subordinated units. Diluted net income per unit is a similar calculation, increased to include the dilutive effect of outstanding restricted units.

8.              Unit Compensation

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to continue to measure compensation costs for unit-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We apply variable accounting for our plan. Compensation expense for the variable plan, including restricted unit grants, is measured using the market price of MarkWest Energy Partners’ common units on the date the number of units in the grant becomes determinable and is amortized into earnings over the period of service. Accelerated vesting, at the discretion of the general partner of the Partnership, results in an immediate charge to operations.

In the first quarter of 2004, the Partnership achieved a specified annualized distribution objective, thereby accelerating the vesting of approximately 10,800 restricted units as of February 23, 2004.  The board of directors of our general partner had approved the accelerated vesting of restricted unit grants upon the achievement of specified performance goals in October 2003. The fair market value on February 23, 2004, was $39.32 per common unit.

In addition, for the three months ended March 31, 2004 and 2003, we recorded compensation expense of $0.4 million and $0.2 million, respectively, related to our variable plan. These charges are included in selling, general and administrative expenses.

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

10.       Segment Information

In accordance with the manner in which we manage our business, including the allocation of capital and evaluation of business segment performance, we report our operations in the following geographical segments: (1) Appalachia, through MarkWest Energy Appalachia, L.L.C.; (2) Michigan, through Basin Pipeline, L.L.C. and West Shore Processing Company, L.L.C. (gas gathering and processing) and MarkWest Michigan Pipeline Company, L.L.C. (crude oil transportation); and (3) Southwest, through MarkWest Texas GP, L.L.C. and MW Texas Limited, L.L.C., and their affiliates (the Appleby and 18 other gathering systems) and MarkWest Western Oklahoma Gas Company, L.L.C. (the Foss Lake Gathering System and Arapaho processing plant). Our direct investment in natural gas gathering and processing, and crude oil transportation, has increased as a result of three acquisitions in the Southwest and one acquisition in Michigan, respectively, all completed in 2003.

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 2 to the Consolidated and Combined Financial Statements in our December 31, 2003, Annual Report on Form 10-K, as amended, except that certain items below the “Income from operations” line are not allocated to business segments as they are not considered by management in their evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments. Management evaluates business segment performance based on operating income, as adjusted, (“segment operating income”) in relation to capital employed. To derive capital employed, certain Partnership assets are allocated based on relative segment assets. We have no intersegment sales or asset transfers.

We had revenues from MarkWest Hydrocarbon, reflected as “Affiliate”, which represented 22% and 76% of our revenues for the three months ended March 31, 2004 and 2003, respectively.

	Appalachia	Michigan	Southwest	Total
	(in thousands)
Three Months Ended March 31, 2004:
Revenues:
Affiliate	$14,294	$—	$—	$14,294
Unaffiliated parties	379	3,918	45,222	49,519
Depreciation	857	1,060	1,340	3,257
Segment operating income	3,809	356	2,567	6,732
Capital expenditures	338	163	2,257	2,758
Total segment assets	50,262	58,639	106,113	215,014

Three Months Ended March 31, 2003:
Revenues:
Affiliate	$13,394	$—	$—	$13,394
Unaffiliated parties	231	3,241	827	4,299
Depreciation	713	586	46	1,345
Segment operating income	3,278	279	62	3,619
Capital expenditures	97	1	—	98
Total segment assets	50,453	36,200	50,080	136,733

The following is a reconciliation of segment operating income, as stated above, to the consolidated statements of operations, as selling, general and administrative expenses are not allocated to our Appalachia, Michigan and Southwest operations, and a reconciliation to net income:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Segment operating income	$6,732	$3,619
Selling, general and administrative expenses	2,650	1,253

Income from operations	4,082	2,366

Interest expense, net	(1,486)	(761)
Miscellaneous income	23	20

Net income	$2,619	$1,625

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview of the Quarter ended March 31, 2004

We reported net income of $2.6 million for the three months ended March 31, 2004, or $0.35 per diluted limited partner unit, compared to net income of $1.6 million, or $0.29 per diluted limited partner unit, for the first quarter of 2003.

First quarter 2004 net income included the first full quarterly contributions by our two December 2003 acquisitions: the Foss Lake gathering system and Arapaho gas processing assets in western Oklahoma, which were acquired December 1, 2003, and the Michigan crude oil pipeline, which was acquired December 18, 2003. For the first quarter of 2004, our Oklahoma acquisition generated approximately $1.0 million in income from operations, and our Michigan crude pipeline acquisition generated approximately $0.2 million in income from operations.

First quarter 2004 results were adversely impacted by unexpected downtime at our Cobb processing plant in Appalachia. The facility was shutdown for approximately 45 days during the first quarter due to equipment failure. The plant has since been repaired and is operating normally. Income from operations was approximately $0.3 million less than it would have been had our Cobb operations not been interrupted during first quarter 2004.  Current plans are to replace the existing plant with a new facility during the second half of 2004.

During January 2004, we raised approximately $44.4 million, net of transaction costs, through a secondary offering of 1.17 million units at a price of $39.90 per unit.  The proceeds from the offering were used to pay down long-term debt.

As previously announced, on April 1, 2004, we acquired the Hobbs Lateral pipeline for approximately $2.3 million dollars. The Hobbs Lateral consists of a four-mile segment of 10-inch and 12-inch gas pipeline connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service’s Cunningham and Maddox power generating stations in Hobbs, New Mexico. The Hobbs Lateral is a New Mexico intrastate pipeline regulated by the Federal Energy Regulatory Commission and was recently expanded to a capacity of approximately 160 MMcf/d.

On April 21, 2004, the board of directors of the general partner of MarkWest Energy Partners, L.P., declared the Partnership’s quarterly cash distribution of $0.69 per unit for the first quarter of 2004. This distribution represents an increase of $0.02 per unit, or 3%, over the previous quarterly distribution. The indicated annual rate is $2.76 per unit. The first quarter distribution will be paid May 14, 2004, to unitholders of record on April 30, 2004.

Our Business

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

To better understand our business and the results of operations discussed below, it is important to have an understanding of three factors:

•                  The nature of the contracts from which we derive our revenues;

•                  The difficulty in comparing our results of operations across periods because of our significant and recent acquisition activity; and

•                  The nature of our relationship with MarkWest Hydrocarbon, Inc.

Our Contracts

We generate the majority of our revenues and gross margin (defined as revenues less purchased product costs) from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation. While all of these services constitute midstream energy operations, we provide our services pursuant to four different types of contracts.

•                  Fee-based contracts.  Under fee-based contracts, we receive a fee or fees for one or more of the following services: gathering, processing, and transmission of natural gas, transportation, fractionation and storage of NGLs, and gathering and transportation of crude oil. The revenue we earn from these contracts is generally directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices. In certain cases, our contracts provide for minimum annual payments. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues from these contracts would be reduced.

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

•                  Keep-whole contracts.  Under keep-whole contracts, we gather natural gas from the producer, process the natural gas and sell the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the value of this natural gas. Accordingly, under these arrangements, our revenues and gross margins increase as the price of NGLs increases relative to the price of natural gas, and our revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs.

In our current areas of operations, we have a combination of contract types and limited keep-whole arrangements. The only keep-whole contracts we presently have are associated with our Arapaho processing plant, a part of our December 2003 Oklahoma acquisition. However, since the Btu content of the inlet natural gas meets the downstream pipeline specifications, we have the option of not extracting NGLs in a low processing margin environment. In addition, approximately 45% of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low processing margin environment. Because of our ability to operate the plant in several recovery modes, including turning it off, and the additional fees provided for in the gas gathering contracts, our exposure is limited to a portion of the operating costs of the plant.

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

For the three months ended March 31, 2004, we generated the following percentages of our revenues and gross margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds	Percent-of- Index	Keep-Whole	Total
Revenues	18%	16%	23%	43%	100%
Gross Margin	69%	12%	11%	8%	100%

Items Impacting Comparability of Financial Results

Recent Acquisition Activity

In reading the discussion of our historical results of operations, you should be aware of the impact of our significant and recent acquisitions, which fundamentally impact the comparability of our results of operations over the periods discussed.

Since our initial public offering, we have completed four acquisitions for an aggregate purchase price of approximately $110 million. These four acquisitions include:

•                                          The Pinnacle acquisition, which closed on March 28, 2003, for consideration of $38.5 million;

•                                          The Lubbock pipeline acquisition (also known as the Power-Tex Lateral pipeline), which closed September 2, 2003, for consideration of $12.2 million;

•                                          The western Oklahoma acquisition, which closed December 1, 2003, for consideration of $38.0 million; and

•                                          The Michigan Crude Pipeline acquisition, which closed December 18, 2003, for consideration of $21.2 million.

The first acquisition closed during the last few days of the first quarter of 2003. The other three acquisitions closed during the second half of 2003. Accordingly, our historical results of operations for the three months ended March 31, 2003, save for four days of activity from our Pinnacle acquisition, do not reflect the impact of these acquisitions on our operations. However, our results of operations for the three months ended March 31, 2004, do reflect the impact from our four 2003 acquisitions.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains our largest customer and, for the three months ended March 31, 2004, accounted for 22% of our revenues and 44% of our gross margin.  This represents a decrease from the year ended December 31, 2003, during which MarkWest Hydrocarbon accounted for 42% of our revenues and 59% of our gross margin. The three months ended March 31, 2004, represents the first full quarter’s impact of our December 2003 acquisitions. We expect to continue to derive a significant portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future. At March 31, 2004, MarkWest Hydrocarbon and its subsidiaries owned 34.6% of our limited partner interests and continues to direct our business operations through its ownership and control of our general partner.

Under a Services Agreement, MarkWest Hydrocarbon acts in a management capacity rendering day-to-day operational, business and asset management, accounting, personnel and related administrative services to the Partnership.  In turn, the Partnership is obligated to reimburse MarkWest Hydrocarbon for all documented expenses incurred on behalf of the Partnership and which are expressly designated as reasonably necessary for the performance of the prescribed duties and specified functions.

Results of Operations

Operating Data

	Three Months Ended March 31,
	2004	2003
Appalachia:
Natural gas processed for a fee (Mcf/d)(1)	207,000	203,000
NGLs fractionated for a fee (Gal/d)	462,000	446,000
NGL product sales (gallons)	10,926,000	10,214,000
Michigan:
Natural gas processed for a fee (Mcf/d)	13,900	15,400
NGL product sales (gallons)	2,700,000	2,900,000
Crude oil transported for a fee (bpd)(2)	14,600	—
Southwest:
Gathering systems throughput (Mcf/d)(3)	97,800	NM
Lateral throughput volumes (Mcf/d)(4)	28,900	—
NGL product sales (gallons)(5)	8,200,000	—

NM – Not meaningful.

(1)          Includes throughput from our Kenova, Cobb, and Boldman processing plants.

(2)          We acquired our Michigan Crude Pipeline in December 2003.

(3)          Includes volumes from our Pinnacle gathering systems, which were acquired in late March 2003, and our Oklahoma gathering systems, which were acquired in December 2003.

(4)          Includes volumes from our Power-Tex Lateral pipeline, which was acquired in September 2003. Our Power-Tex Lateral pipeline (previously referred to as the Lubbock Pipeline) is the only lateral we owned during the first quarter of 2004 that produces revenue on a per-unit-of-throughput basis. We receive a flat fee from the other three lateral pipelines we owned during the first quarter of 2004 and, therefore, the throughput data from these lateral pipelines is excluded from this statistic. We acquired a fifth lateral pipeline, referred to as the Hobbs Lateral, on April 1, 2004.  The Hobbs Lateral generates revenue on a per-unit-of-throughput basis similar to the Power-Tex lateral.

(5)          Includes sales out of our Arapaho processing plant, which was acquired in December 2003.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

	Three Months Ended March 31,		Change
	2004	2003	$	%
	(dollars in thousands)
Revenues:
Sales to unaffiliated parties	$49,519	$4,299	$45,220	1,052%
Sales to affiliate	14,294	13,394	900	7%
Total revenues	63,813	17,693	46,120

Operating expenses:
Purchased product costs	47,500	8,392	39,108	466%
Facility expenses	6,324	4,337	1,987	46%
Selling, general and administrative	2,650	1,253	1,397	111%
Depreciation	3,257	1,345	1,912	142%
Total operating expenses	59,731	15,327	44,404	290%

Income from operations	4,082	2,366	1,716	73%

Other income (expense):
Interest expense, net	(1,486)	(761)	(725)	95%
Other income	23	20	3	15%

Net income	$2,619	$1,625	$994	61%

Revenues.  Revenues increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased revenues approximately $44.6 million. The remainder of the increase is principally attributable to a 750,000-gallon sales increase of our Maytown production.

Purchased Product Costs. Purchased product costs increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased purchased product costs approximately $38.0 million.

Facility Expenses. Facility expenses increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased our facility expenses $2.4 million. Reductions in expenses of approximately $0.4 million at our historical Appalachian and Michigan operations partially offset the increase from our 2003 acquisitions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased during the first three months of 2004 relative to the same time period in 2003 primarily because our SG&A was contractually limited to $4.9 million annually, or approximately $1.2 million per quarter, from May 24, 2002, the date of our initial public offering, through May 23, 2003. The contractual limit was in place during the first quarter of 2003 but has since elapsed. The addition of our three Southwest acquisitions—Pinnacle, Power-Tex Lateral pipeline, and the Oklahoma gathering and processing assets—directly added $0.3 million.

Depreciation. Depreciation increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased depreciation approximately $1.9 million for the quarter. Additionally, commencing January 1, 2004, we have accelerated the depreciation of our Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from twenty years to fifteen years to more closely match expected lives of reserves behind our facilities.

Interest Expense. Interest expense increased during the first three months of 2004 relative to the same time period in 2003 primarily due to increased debt levels resulting from the financing of our 2003 acquisitions.

Liquidity and Capital Resources

During January 2004, we completed a secondary offering of 1.17 million of our common units, at $39.90 per unit, which netted us approximately $44.4 million after transaction costs and the general partner contribution.  We primarily used the proceeds to pay down our outstanding debt.

Cash generated from operations, borrowings under our credit facility and funds from our private and public equity offerings are our primary sources of liquidity. We believe that funds from these sources will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures.  Our ability to fund additional acquisitions will likely require the issuance of additional common units, the expansion of our credit facility, or both.

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

Sustaining capital expenditures, which are expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives, are estimated to approximate $2.1 million for the remainder of 2004. For the three months ended March 31, 2004, these expenditures were $0.2 million.

Credit Facility

The Partnership’s $140 million credit facility is available to fund capital expenditures and acquisitions, working capital requirements (including letters of credit) and distributions to unit holders. Advances to fund distributions to unit holders may not exceed $0.50 per outstanding unit in any 12-consecutive-month period. To date there have been no advances to fund distributions to unit holders. At March 31, 2004, $84.2 million was outstanding, and $55.8 million was available, under the Partnership’s credit facility. The Partnership’s credit facility matures in November 2006. Our average interest rate was approximately 4.6% at March 31, 2004.

Cash Flows

	Three Months Ended March 31,
	2004	2003
	(in thousands)

Net cash provided by operating activities	$6,752	$2,808
Net cash used in investing activities	$(2,723)	$(38,333)
Net cash provided by (used in) financing activities	$(1,566)	$36,067

Net cash provided by operating activities was higher during the three months ended March 31, 2004, than during the three months ended March 31, 2003, primarily due to increased activities as a result of the Pinnacle, Power-Tex lateral pipeline, western Oklahoma, and Michigan Crude Pipeline acquisitions.  Net cash used in investing activities during the three months ended March 31, 2004, was due to capital expenditures for existing facilities; net cash used in investing activities during the three months ended March 31, 2003, was primarily due to the Pinnacle acquisition.  Net cash used in financing activities during the three months ended March 31, 2004, included net proceeds from a secondary public offering of $45.4 million; of the net proceeds from the secondary offering, $42.0 million were used for the repayment of long-term debt.  In addition, the Partnership distributed $5.0 million to unitholders.  Net cash provided by financing activities during the three months ended March 31, 2003, included $39.5 million of net proceeds from long-term debt, the majority of which was used to fund the Pinnacle acquisition, and repayments of long-term debt of $0.5 million.  In addition, the Partnership distributed $2.9 million to unitholders.

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

•                  Changes in general economic conditions in regions in which our products are located; and

•                  Our ability to identify and consummate grass roots projects or acquisitions complementary to our business

Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

For the three months ended March 31, 2004, approximately 31% of our business (as measured by gross margin, which is defined as revenues less purchased product cost) was directly subject to NGL product price risk. This includes our entire gross margin from our business based on percent-of-index contracts, percent-of-proceeds contracts and keep-whole contracts. Regarding the 8% of our business governed by keep-whole contracts, we actively manage our related commodity price risk exposure, to the extent possible, by not operating our Arapaho processing plant in Oklahoma during low processing margin environments. See related discussion in “Item 2. Management’s Discussion and Analysis”.

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

We enter into OTC swaps with financial institutions and other energy company counterparties.  We conduct a standard credit review on counterparties and have agreements containing collateral requirements where deemed necessary.  We use standardized swap agreements that allow for offset of positive and negative exposures.  Net credit exposure is marked to market daily.  We are subject to margin deposit requirements under OTC agreements (with non-bank counterparties) and NYMEX positions.

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

We hedge our natural gas price risk in Texas (part of our Pinnacle acquisition) by entering into fixed-for-float swaps or buy puts.  As of March 31, 2004, we hedged our Texas natural gas price risk via swaps as follows:

	Year Ending December 31,
	2004	2005	2006

MMBtu	137,500	182,500	—
$/MMBtu	$4.57	$4.26	$—

As of March 31, 2004, we also had hedged our Texas natural gas price risk via puts as follows:

	Year Ending December 31,
	2004	2005	2006

MMBtu	274,500	—	—
Strike price ($/MMBtu)	$4.00	$—	$—

Interest Rate Risk

We are exposed to changes in interest rates, primarily as a result of our long-term debt under our credit facility with floating interest rates.  We make use of interest rate swap agreements expiring May 19, 2005 to adjust the ratio of fixed and floating rates in the debt portfolio.  As of March 31, 2004, we are a party to contracts to fix interest rates on $8.0 million of our debt at 3.84% compared to floating LIBOR, plus an applicable margin.

Item 4.  Controls and Procedures

Attached as exhibits 31.1, 31.2 and 31.3 to this Quarterly Report are certifications of our principal executive and accounting officers (who we refer to in this periodic report as our Certifying Officers) required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of our Quarterly Report on Form 10-Q discloses the results of our evaluation of our disclosure controls and procedures as of March 31, 2004, referred to in paragraphs (4) and (5) of the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2004, our disclosure controls and procedures were effective.

Nevertheless, we are continuing to conduct an internal review under the supervision and with the participation of our management and our Certifying Officers of the effectiveness of the design and operation of our disclosure controls and procedures.  The purpose of such review is to identify and establish enhancements to our disclosure controls and procedures that can help prevent any potential misstatements or omissions in our consolidated financial statements.  Such enhancements are also focused on assisting our management in evaluating the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 commencing with our fiscal year ending December 31, 2004.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Accounting Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.3	Vice President, Treasurer and Secretary Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Vice President, Treasurer and Secretary Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

A current report on Form 8-K was filed with the SEC under Item 4 on March 1, 2004, announcing that the Partnership dismissed PricewaterhouseCoopers LLP as its independent accountants.

A current report on Form 8-K was furnished with the SEC under Item 12 on March 11, 2004, concerning the Partnership’s fourth quarter earnings release dated March 11, 2004.

An amended current report on Form 8-K/A was filed with the SEC under Item 4 on March 22, 2004, announcing that March 15, 2004, was the effective date of the dismissal of PricewaterhouseCoopers LLP as the Partnership’s independent accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: May 6, 2004	/s/ Ted S. Smith
Ted S. Smith
Chief Accounting Officer

Exhibit Number	Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2	Chief Accounting Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.3	Vice President, Treasurer and Secretary Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Vice President, Treasurer and Secretary of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.