Form 10-Q/A
period 2004-03-31
MARKWEST ENERGY PARTNERS L P
filed 2005-06-24
CIK 1166036

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

The number of the registrant’s Common and Subordinated Units outstanding at April 30, 2004, were 3,997,502 and 3,000,000, respectively.

Glossary of Terms

Bpd	barrels of oil per day
Bbl/d	barrels of oil per day
Gal/d	gallons per day
Gross margin	revenues less purchase product costs
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

Explanatory Note

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2003 and 2004 first quarter consolidated financial statements and, accordingly, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Energy Partners, L.P. (the “Partnership”) on May 6, 2004 for the first quarter ended March 31, 2004.

The Partnership has determined that previously issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense in our financial statements for the sale of subordinated partnership units and interests by MarkWest Energy GP, LLC (our “general partner”) to certain employees and directors of the Partnership’s parent company, MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon”) from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended March 31, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003.

As discussed more fully in Note 11, Restatement of Consolidated Financial Statement, to the consolidated financial statements, we have restated our previously reported results to account for the sale by Markwest Hydrocarbon of a portion of its interests in our general partner to certain employees and directors of the general partner, and the sale by MarkWest Hydrocarbon of its subordinated units of the Partnership to certain employees and directors of MarkWest Hydrocarbon as compensatory arrangements consistent with the guidance in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Emerging Issues Task Force (“EITF”) No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by these employees and directors at the end of each reporting period.  Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses and Related Disclosure in Financial Statement of Subsidiaries, Divisions or Lesser Business Components of Another Entity, a portion of this compensation expense was allocated to the Partnership for services rendered by the employees and directors on its behalf.  These transactions were previously reflected as sales of assets.

In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business and adjustments to accrued property taxes.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  The Partnership is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ending June 30, 2004 and September 30, 2004.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the original report.  The remaining items are not amended hereby.  Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original report, and the Partnership has not updated the disclosures contained herein to reflect events that occurred subsequently.  Accordingly, this Form 10-Q/A should be read in conjunction with Partnership filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2004	December 31, 2003
	(as Restated, see note 11)
ASSETS
Current assets:
Cash and cash equivalents	$11,216	$8,753
Receivables, net	12,752	11,102
Receivables from affiliate	3,206	2,417
Inventories	230	1,086
Other assets	206	223
Total current assets	27,610	23,581

Property, plant and equipment	226,578	224,534
Less: Accumulated depreciation	(43,118)	(40,320)
Total property, plant and equipment, net	183,460	184,214

Intangibles and other assets, net	170	84
Deferred financing costs, net	3,507	3,747
Deferred offering costs, net	—	995
Investment in and advances to equity investee	245	250
Total assets	$214,992	$212,871

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$15,597	$14,064
Payables to affiliate	1,770	1,524
Accrued liabilities	5,680	5,163
Risk management liability	465	373
Total current liabilities	23,512	21,124

Long-term debt	84,200	126,200
Risk management liability	154	125
Other liabilities	478	478
Commitments and contingencies

Capital:
Partners’ capital	107,267	65,442
Accumulated other comprehensive loss	(619)	(498)
Total capital	106,648	64,944
Total liabilities and capital	$214,992	$212,871

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2004	2003
	(as restated, see note 11)
Revenues:
Sales to unaffiliated parties	$49,531	$4,299
Sales to affiliate	14,294	13,394
Total revenues	63,825	17,693

Operating expenses:
Purchased product costs	47,853	8,392
Facility expenses	6,290	4,337
Selling, general and administrative expenses	2,898	1,292
Depreciation	3,145	1,345
Amortization of intangible assets	34	—
Total operating expenses	60,220	15,366

Income from operations	3,605	2,327

Other income (expense):
Interest expense, net	(1,122)	(631)
Amortization of deferred financing costs	(308)	(130)
Miscellaneous income (expense)	(14)	20

Net income	$2,161	$1,586

Interest in net income (loss):
General partner	$(1)	$(7)
Limited partners	$2,162	$1,593

Net income per limited partner unit:
Basic	$0.32	$0.29
Diluted	$0.32	$0.29

Weighted average units outstanding:
Basic	6,777	5,415
Diluted	6,806	5,464

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(as restated, see note 11)
Net income	$2,161	$1,586

Other comprehensive income (loss) - Unrealized losses on commodity derivatives accounted for as hedges	(121)	4

Comprehensive income	$2,040	$1,590

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(as restated, see note 11)
Cash flows from operating activities:
Net income	$2,161	$1,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,145	1,345
Gain on sale of property, plant and equipment	(24)	—
Amortization of deferred financing costs	308	130
Amortization of intangible assets	34	—
Restricted unit compensation expense	374	212
Participation Plan compensation expense	225	39
Other	5	(1)
Changes in operating assets and liabilities:
Increase in receivables	(2,439)	(4,210)
Decrease in inventories	856	9
Decrease in other current assets	17	44
Increase in accounts payable and accrued liabilities	723	3,654
Net cash provided by operating activities	5,385	2,808

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	—	(38,238)
Capital expenditures	(1,524)	(98)
Proceeds from sale of assets	32	3
Payments on financing lease receivable	133	—
Other	3	—
Net cash used in investing activities	(1,356)	(38,333)

Cash flows from financing activities:
Proceeds from long-term debt	—	40,200
Repayment of long-term debt	(42,000)	(500)
Proceeds from secondary offering, net	45,391	—
Distributions to unitholders	(4,957)	(2,873)
Payments for debt issuance costs	—	(760)
Net cash provided by (used in) financing activities	(1,566)	36,067

Net increase in cash	2,463	542
Cash and cash equivalents at beginning of period	8,753	2,776
Cash and cash equivalents at end of period	$11,216	$3,318

Supplemental cash flow information:
Construction projects in progress obligation	$1,199	$—

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(UNAUDITED)

(in thousands)

	PARTNERS’ CAPITAL					Accumulated Other
	Limited Partners				General	Comprehensive
	Common		Subordinated		Partner	Loss
	Units	$	Units	$	$	$	Total

Balance, December 31, 2003, as restated	2,814	$50,992	3,000	$13,315	$1,135	$(498)	$64,944

Proceeds from secondary offering, net	1,173	43,508	—	—	888	—	44,396

Participation Plan compensation expense allocated from MarkWest Hydrocarbon, as restated	—	—	—	—	225	—	225

Net income, as restated	—	1,117	—	1,045	(1)	—	2,161

Distributions to partners	—	(2,671)	—	(2,010)	(276)	—	(4,957)

Other comprehensive loss	—	—	—	—	—	(121)	(121)

Balance, March 31, 2004, as restated	3,987	$92,946	3,000	$12,350	$1,971	$(619)	$106,648

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

MarkWest Energy Partners, L.P. (“MarkWest Energy Partners”, the “Partnership”, “we” or “us”), a Delaware limited partnership, was formed in January 2002 to own and operate substantially all of the assets, liabilities and operations of our parent company, MarkWest Hydrocarbon Inc.’s (“MarkWest Hydrocarbon”) midstream business.  Through its majority ownership of our general partner, MarkWest Energy GP, LLC (the “general partner”), MarkWest Hydrocarbon controls and conducts our operations.  We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of NGL products; and the gathering and transportation of crude oil. We are not a taxable entity because of our partnership structure.

2.     Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of MarkWest Energy Partners and its wholly owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  The year-end consolidated balance sheet data was derived from audited financial statements. Preparation of these financial statements involves the use of estimates and judgments where appropriate. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. You should read these consolidated financial statements and notes thereto along with the audited financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K, as amended by the 2004 Form 10-K.  Results for the three months ended March 31, 2004, are not necessarily indicative of results for the full year 2004 or any other future period.

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

	Three Months Ended March 31, 2003
	MarkWest Energy Partners	Pinnacle	Western Oklahoma	Michigan Crude Pipeline	Adjustments	Total
	(as Restated, see note 11)	(as Restated, see note 11)	(as Restated, see note 11)	(as Restated, see note 11)	(as Restated, see note 11)	(as Restated, see note 11)
	(in thousands, except per unit data)
Revenue	$17,693	$18,614	$11,083	$1,110	$(827)	$47,673
Net income	$1,586	$1,114	$16	$494	$(1,105)	$2,105
Basic net income per limited partner unit	$0.29					$0.39
Diluted net income per limited partner unit	$0.29					$0.38

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

5.     Property, Plant and Equipment

The following provides the composition of the Partnership’s property, plant and equipment at:

		March 31,	December 31,
		2004 (1)	2003
		(in thousands)
	Property, plant and equipment:
	Gas gathering facilities	$74,956	$73,424
	Gas processing plants	56,289	55,888
	Fractionation and storage facilities	22,387	22,160
	Natural gas pipelines	38,817	38,790
	Crude oil pipelines	18,329	18,352
	NGL transportation facilities	4,415	4,415
	Land, building and other equipment	9,768	9,664
	Construction in-progress	1,617	1,841
		226,578	224,534
Less:	Accumulated depreciation	(43,118)	(40,320)
	Total property, plant and equipment, net	$183,460	$184,214

(1)  As Restated.  See Note 11.

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

7.     Net Income Per Limited Partner Unit

Basic net income per unit is determined by dividing net income, after deducting the general partner’s 2% interest (including any amounts earned from the incentive distribution rights), by the weighted average number of outstanding common units and subordinated units. Diluted net income per unit is a similar calculation, increased to include the dilutive effect of outstanding restricted units.

8.     Incentive Compensation Plans

We have elected to continue to measure compensation costs for unit-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  In accordance with APB 25, we apply variable accounting for our plan because a phantom is an award to an employee entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right.  As a result, we are required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for our phantom unit grants using the market price of MarkWest Energy Partners’ common units on the date the units are granted.  The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted.  The phantom units vest over a stated

period.  For certain employees vesting is accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on quarterly distribution goals.  If the Partnerships distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the vesting of the phantom units may not occur until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

In the first quarter of 2004, the Partnership achieved a specified annualized distribution objective, thereby accelerating the vesting of approximately 10,800 restricted units as of February 23, 2004.  The board of directors of our general partner had approved the accelerated vesting of restricted unit grants upon the achievement of specified performance goals in October 2003.  For the three months ended March 31, 2004 and 2003, we recorded compensation expense of $0.4 million and $0.2 million, respectively, related to our Long-Term Incentive Plan. These charges are included in selling, general and administrative expenses.

MarkWest Hydrocarbon also has entered into arrangements with certain employees and directors of MarkWest Hydrocarbon.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of MarkWest Hydrocarbon under a purchase and sale agreement.    In accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, the Participation Plan is accounted for as a variable plan.  Since the employee and director are 100% vested on the date they purchase the subordinated units or general partner interests, compensation expense for the subordinated units is measured as the difference in the market value of the subordinated Partnership units and the amount paid by those individuals.  Compensation related to the general partner interest is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests and is derived from the current market value of the Partnership’s common units and the quarterly distributions previously paid.  Increases or decreases in the market value of the subordinated units and the formula value of the general partner interests between the date they are acquired and the end of each reporting period result in a change in the measure of compensation, which is reflected currently in operations.

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity compensation expense related to services provided by MarkWest Hydrocarbon’s directors and employees recognized under the Participation Plan should be allocated to the Partnership.  The allocation is based on the amount of time that each employee devotes to the Partnership.  Compensation attributable to interests that were sold to individuals who serve on both our board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.   The Partnership recorded compensation expense under the Participation Plan of $0.2 million (as restated) and less than $0.1 million (as restated) for the three months ended March 31, 2004 and 2003, respectively.  Under the Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. (the “Partnership Agreement”), the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, with the compensation expense allocated 100% to the general partner.  These charges are included in selling, general and administrative expenses.

Assuming the compensation cost for our Long-Term Incentive Plan and the Participation Plan had been determined based on the fair-value methodology of SFAS No. 123, our net income and earnings per share would have been the same as reported on our historical consolidated financial statements for the three months ended March 31, 2004 and 2003, respectively.

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

10.  Segment Information

In accordance with the manner in which we manage our business, including the allocation of capital and evaluation of business segment performance, we report our operations in the following geographical segments: (1) Appalachia, through MarkWest Energy Appalachia, L.L.C. (Kenova, Boldman, Maytown, Cobb and Kermit processing plants, NGL pipelines, fractionation facility and storage facilities); (2) Michigan, through Basin Pipeline, L.L.C. and West Shore Processing Company, L.L.C. (gas gathering and processing) and MarkWest Michigan Pipeline Company, L.L.C. (crude oil transportation); and (3) Southwest, through MarkWest Texas GP, L.L.C. and MW Texas Limited, L.L.C., and their affiliates (the Appleby and 18 other gathering systems) and MarkWest Western Oklahoma Gas Company, L.L.C. (the Foss Lake Gathering System and Arapaho processing plant).  Our direct investment in natural gas gathering and processing, and crude oil transportation, has increased as a result of three acquisitions in the Southwest and one acquisition in Michigan, respectively, all completed in 2003.

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 2 to the Consolidated and Combined Financial Statements in our December 31, 2003, Annual Report on Form 10-K as amended by the 2004 Form 10-K, except that certain items below the “Income from operations” line are not allocated to business segments as they are not considered by management in their evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments. Management evaluates business segment performance based on operating income, as adjusted, (“segment operating income”) in relation to capital employed. To derive capital employed, certain Partnership assets are allocated based on relative segment assets.  We have no intersegment sales or asset transfers.

We had revenues from MarkWest Hydrocarbon, reflected as “Affiliate”, which represented 22% and 76% of our revenues for the three months ended March 31, 2004 and 2003, respectively.

	Appalachia	Michigan	Southwest	Total
	(in thousands)
Three Months Ended March 31, 2004 (1):
Revenues:
Affiliate	$14,294	$—	$—	$14,294
Unaffiliated parties	379	3,918	45,234	49,531
Depreciation and amortization	858	1,060	1,261	3,179
Segment operating income	3,785	357	2,361	6,503
Capital expenditures	326	140	1,058	1,524
Total segment assets	50,293	58,616	106,083	214,992

Three Months Ended March 31, 2003:
Revenues:
Affiliate	$13,394	$—	$—	$13,394
Unaffiliated parties	231	3,241	827	4,299
Depreciation	713	586	46	1,345
Segment operating income	3,278	279	62	3,619
Capital expenditures	97	1	—	98
Total segment assets	50,453	36,200	50,080	136,733

The following is a reconciliation of segment operating income, as stated above, to the consolidated statements of operations, as selling, general and administrative expenses are not allocated to our Appalachia, Michigan and Southwest operations, and a reconciliation to net income:

	Three Months Ended March 31,
	2004 (1)	2003(1)
	(in thousands)
Segment operating income	$6,503	$3,619
Selling, general and administrative expenses	2,898	1,292

Income from operations	3,605	2,327

Interest expense, net	(1,122)	(631)
Amortization of deferred financing costs	(308)	(130)
Miscellaneous income	(14)	20

Net income	$2,161	$1,586

(1)  As Restated.  See Note 11.

11.  Restatement of Consolidated Financial Statement

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2003 and 2004 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the quarterly periods ended March 31, 2004 and 2003.

The restatements primarily result from an allocation of compensation expense from MarkWest Hydrocarbon attributed to its sale of a portion of its subordinated Partnership units and interests in our general partner to certain of its employees and directors from 2002 through 2004.  MarkWest Hydrocarbon had historically recorded its sale of the subordinated Partnership units and interests in our general partner to certain of MarkWest Hydrocarbon’s employees and directors as a sale of an asset.  These arrangements are referred to as the Participation Plan.  However, MarkWest Hydrocarbon determined that these transactions should be accounted for as compensatory arrangements, pursuant to the guidance in APB 25, Accounting for Stock Issued to Employees and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25. This guidance requires MarkWest Hydrocarbon to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors at the end of each reporting period.  In the process of determining the ultimate accounting treatment for these transactions, a conclusion was reached by the Partnership that a portion of compensation expense related to services provided by MarkWest Hydrocarbon’s employees and directors recognized under the Participation Plan should be allocated to the Partnership pursuant to Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity, based on the amount of time each employee devotes to the Partnership. Compensation attributable to interests that were sold to individuals who serve on both our board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.  The charge is a non-cash item that did not affect management’s determination of the Partnership’s distributable cash flow for any period, and did not affect net income attributed to the limited partners. Under the Partnership Agreement, the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, and the compensation expense is allocated 100% to the general partner.

In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business (“Blackhawk pipeline”), an adjustment to record natural gas inventory at cost and adjustments to accrued property taxes.  Other less significant adjustments and reclassifications were identified and recorded as a result of the restatement process.

All amounts in the accompanying notes have been restated for these adjustments.  The following tables present the consolidated balance sheets as of March 31, 2004 and December 31, 2003 as previously reported and as restated, and the consolidated statements of income for the three months ended March 31, 2004 and 2003 as previously reported and as restated and consolidated statement of cash flows for the three months ended March 31, 2004 as previously reported and as restated.  The tables also reflect the amounts reported for partners capital and accumulated other comprehensive loss at March 31, 2004, the restatement adjustments and the restated amounts.  The restatement has no impact on total cash flows from operating activities, investing activities or financing activities for the three months ended March 31, 2003.

Balance Sheet Amounts:

	March 31, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$11,216	$—		$11,216
Receivables, net	12,689	63	(1)	12,752
Receivables from affiliate	3,206	—		3,206
Inventories	230	—		230
Other assets	206	—		206
Total current assets	27,547	63		27,610

Property, plant and equipment	227,284	(706	)(2)	226,578
Less: Accumulated depreciation	(43,569)	451	(3)	(43,118)
Total property, plant and equipment, net	183,715	(255)		183,460

Intangible and other assets, net	—	170	(4)	170
Deferred financing costs, net	3,507	—		3,507
Investment in and advances to equity investee	245	—		245
Total assets	$215,014	$(22)		$214,992

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$15,194	$403	(5)	$15,597
Payables to affiliate	1,770	—		1,770
Accrued liabilities	5,765	(85	)(6)	5,680
Risk management liability	465	—		465
Total current liabilities	23,194	318		23,512

Long-term debt	84,200	—		84,200
Risk management liability	154	—		154
Other liabilities	478	—		478
Commitments and contingencies

Capital:
Partners’ capital	107,607	(340)		107,267
Accumulated other comprehensive loss	(619)	—		(619)
Total capital	106,988	(340)		106,648
Total liabilities and capital	$215,014	$(22)		$214,992

	December 31, 2003
	As Previously Reported	Adjustment		As Restated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$8,753	$—		$8,753
Receivables, net	11,942	(840	)(7)	11,102
Receivables from affiliate	2,417	—		2,417
Inventories	353	733	(8)	1,086
Other assets	223	—		223
Total current assets	23,688	(107)		23,581

Property, plant and equipment	224,534	—		224,534
Less: Accumulated depreciation	(40,320)	—		(40,320)
Total property, plant and equipment, net	184,214	—		184,214

Intangible and other assets, net	—	84	(9)	84
Deferred financing costs, net	3,831	(84	)(9)	3,747
Deferred offering costs, net	995	—		995
Investment in and advances to equity investee	250	—		250
Total assets	$212,978	$(107)		$212,871

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$14,064	$—		$14,064
Payables to affiliate	1,524	—		1,524
Accrued liabilities	5,163	—		5,163
Risk management liability	373	—		373
Total current liabilities	21,124	—		21,124

Long-term debt	126,200	—		126,200
Risk management liability	125	—		125
Other liabilities	478	—		478
Commitments and contingencies

Capital:
Partners’ capital	65,549	(107)		65,442
Accumulated other comprehensive loss	(498)	—		(498)
Total capital	65,051	(107)		64,944
Total liabilities and capital	$212,978	$(107)		$212,871

Income Statement Amounts:

	Three Months Ended March 31, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$49,519	$12	(10)	$49,531
Sales to affiliate	14,294	—		14,294
Total revenues	63,813	12		63,825

Operating expenses:
Purchased product costs	47,500	353	(11)	47,853
Facility expenses	6,324	(34	)(12)	6,290
Selling, general and administrative expenses	2,650	248	(13)	2,898
Depreciation	3,257	(112	)(14)	3,145
Amortization of intangible assets	—	34	(15)	34
Total operating expenses	59,731	489		60,220

Income from operations	4,082	(477)		3,605

Other income (expense):
Interest expense, net	(1,486)	364	(16)	(1,122)
Amortization of deferred financing costs	—	(308	)(17)	(308)
Miscellaneous income	23	(37	)(18)	(14)

Net income	$2,619	$(458)		$2,161

Interest in net income (loss):
General partner	$229	$(230)		$(1)
Limited partners	$2,390	$(228)		$2,162

Net income per limited partner unit:
Basic	$0.35	$(0.03)		$0.32
Diluted	$0.35	$(0.03)		$0.32

Weighted average units outstanding:
Basic	6,777			6,777
Diluted	6,806			6,806

	Three Months Ended March 31, 2003
	As Previously Reported	Adjustment		As Restated
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$4,299	$—		$4,299
Sales to affiliate	13,394	—		13,394
Total revenues	17,693	—		17,693

Operating expenses:
Purchased product costs	8,392	—		8,392
Facility expenses	4,337	—		4,337
Selling, general and administrative expenses	1,253	39	(19)	1,292
Depreciation	1,345	—		1,345
Total operating expenses	15,327	39		15,366

Income from operations	2,366	(39)		2,327

Other income (expense):
Interest expense, net	(761)	130	(20)	(631)
Amortization of deferred financing costs	—	(130	)(21)	(130)
Miscellaneous income	20	—		20

Net income	$1,625	$(39)		$1,586

Interest in net income (loss):
General partner	$32	$(39)		$(7)
Limited partners	$1,593	$—		$1,593

Net income per limited partner unit:
Basic	$0.29	$—		$0.29
Diluted	$0.29	$—		$0.29

Weighted average units outstanding:
Basic	5,415			5,415
Diluted	5,464			5,464

Cash Flow Amounts:

	Three Months Ended March 31, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$2,619	$(458)		$2,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,257	(112)		3,145
Gain on sale of property, plant and equipment	(24)	—		(24)
Amortization of deferred financing costs	313	(5)		308
Amortization of intangible assets	—	34		34
Restricted unit compensation expense	374	—		374
Participation Plan compensation expense	—	225		225
Other	5	—		5
Changes in operating assets and liabilities:
Increase in receivables	(1,536)	(903)		(2,439)
Decrease in inventories	123	733		856
Decrease in other current assets	17	—		17
Increase in accounts payable and accrued liabilities	1,604	(881)		723
Net cash provided by operating activities	6,752	(1,367	)(22)	5,385

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	—	—		—
Capital expenditures	(2,758)	1,234		(1,524)
Proceeds from sale of assets	32	—		32
Payments on financing lease receivable	—	133		133
Other	3	—		3
Net cash used in investing activities	(2,723)	1,367	(22)	(1,356)

Cash flows from financing activities:
Repayment of long-term debt	(42,000)	—		(42,000)
Proceeds from secondary offering, net	45,391	—		45,391
Distributions to unitholders	(4,957)	—		(4,957)
Net cash used in financing activities	(1,566)	—		(1,566)

Net increase in cash	2,463	—		2,463
Cash and cash equivalents at beginning of period	8,753	—		8,753
Cash and cash equivalents at end of period	$11,216	$—		$11,216

Supplemental cash flow information:
Construction projects in progress obligation	$—	$1,199		$1,199

	Three Months Ended March 31, 2003
	As Previously Reported	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$1,625	$1,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,345	1,345
Amortization of deferred financing	130	130
Restricted unit compensation expense	212	212
Participation Plan compensation expense	—	39
Other	(1)	(1)
Changes in operating assets and liabilities:
Increase in receivables	(4,210)	(4,210)
Decrease in inventories	9	9
Decrease in other current assets	44	44
Increase in accounts payable and accrued liabilities	3,654	3,654
Net cash provided by operating activities	2,808	2,808

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	(38,238)	(38,238)
Capital expenditures	(98)	(98)
Proceeds from sale of assets	3	3
Net cash used in investing activities	(38,333)	(38,333)

Cash flows from financing activities:
Proceeds from long-term debt	40,200	40,200
Repayment of long-term debt	(500)	(500)
Distributions to unitholders	(2,873)	(2,873)
Payments for debt issuance costs	(760)	(760)
Net cash provided by financing activities	36,067	36,067

Net increase in cash	542	542
Cash and cash equivalents at beginning of period	2,776	2,776
Cash and cash equivalents at end of period	$3,318	$3,318

Statement of Capital Amounts:

	PARTNERS’ CAPITAL					Accumulated
	Limited Partners					Other
	Common		Subordinated		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Loss	Total
	(in thousands)
Balance, as previously reported, March 31, 2004	3,987	$93,115	3,000	$12,514	$1,978	$(619)	$106,988

Restatement adjustments to net income for the year ended December 31, 2003	—	(51)	—	(54)	(2)	—	(107)

Restatement adjustment for compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	225	—	225

Restatement adjustment to net income for the three months ended March 31, 2004	—	(118)	—	(110)	(230)	—	(458)

Balance, as restated, March 31, 2004	3,987	$92,946	3,000	$12,350	$1,971	$(619)	$106,648

March 31, 2004 Balance Sheet

(1)           Receivables, net, were increased by $0.06 million to correct the amounts recorded for accrued revenue.

(2)           Property, plant and equipment, net, was reduced by $0.7 million.  During 2003, as a part of the Pinnacle acquisition, the Partnership acquired the Blackhawk pipeline.  The pipeline was subject to a lease with a third party.  The Partnership incorrectly recorded the pipeline as property and equipment and depreciated it over its estimated useful life.  The lease has now been accounted for as a sales-type financing lease.

(3)           Accumulated depreciation was reduced by $0.5 million to reverse the depreciation previously recorded on the Blackhawk pipeline.

(4)           Intangible assets were increased by $0.2 million to record the remaining balance of the financing lease receivable relating to the lease agreement for the Blackhawk pipeline.  Under the terms of the lease agreement the pipeline reverted to the leasee in April 2004.

(5)           Accounts payable were increased by $0.4 million to correct amounts recorded for accrued product costs.

(6)           Accrued liabilities were decreased by $0.1 million to correct amounts recorded for accrued property taxes.

December 31, 2003 Balance Sheet

(7)           Accounts receivable were reduced by $0.8 million primarily as a result of the following restatement adjustments:

•      a decrease of $0.7 million to reclassify natural gas inventory from receivables to inventory.  Previously the inventory was incorrectly identified as a pipeline imbalance and was recorded as a receivable.

•      a decrease of $0.1 million to record natural gas inventory at cost.  The inventory was previously incorrectly identified as a pipeline imbalance and was recorded at market value.

(8)           Inventories were increased by $0.7 million to reclassify natural gas inventory from receivables to inventory.  Previously the inventory was incorrectly identified as a pipeline imbalance and was recorded as a receivable.

(9)           Deferred financing costs decreased by $0.1 million and intangible and other assets increased by a corresponding amount as a result of reclassifying intangible assets from deferred financing costs to a separate line item on the consolidated income statement.

First Quarter 2004 Income Statement

(10)         Revenues for the first quarter of 2004 increased by $0.01 million primarily as a result of the following restatement adjustments:

•      an increase of $0.08 million to record natural gas inventory at cost.  Previously the inventory was incorrectly identified as a pipeline imbalance and was recorded at market value.

•      an increase of $0.06 million to correct the amounts recorded for accrued revenue.

•      a decrease of $0.03 million to reclassify the settlement of a commodity hedge from interest expense to revenue.

•      a decrease of $0.1 million to reduce revenue for the proceeds on the Blackhawk financing lease receivable.

(11)         Purchased product costs for the first quarter of 2004 increased by $0.4 million to correct amounts recorded for accrued product costs.

(12)         Facility expenses decreased by $0.03 million for the first quarter of 2004 primarily as a result of the following restatement adjustments:

•      a decrease of $0.08 million to correct amounts recorded for accrued property taxes.

•      an increase of $0.03 million to record storage fees related to inventory the Partnership held for sale.

•      an increase of $0.02 million to record repair expense improperly capitalized as property, plant and equipment.

(13)         Selling, general and administrative expenses increased by $0.2 million for the first quarter of 2004 to reflect the compensation expense under the Participation Plan.

(14)         Depreciation decreased by $0.1 million for the reversal of depreciation expense previously recorded on the Blackhawk pipeline.

(15)         Amortization expense increased by $0.03 million to record amortization of a customer contract that was acquired with the Blackhawk pipeline.

(16)         Interest expense decreased by $0.4 million for the first quarter of 2004 primarily as a result of the following restatement adjustments:

•      a decrease of $0.3 million to reclassify amortization of deferred financing costs to a separate line item on the consolidated income statement.

•      a decrease of $0.03 million to capitalize interest expense on major construction projects in progress in 2004 and other small miscellaneous adjustments.

•      a decrease of $0.03 million to reclassify the settlement of a commodity hedge from interest expense to revenue.

(17)         Amortization of deferred financing costs increased $0.3 million as a result of the reclassification of the amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

(18)         Miscellaneous income decreased by $0.04 million to reflect an additional adjustment relating to the financing lease receivable for the Blackhawk pipeline.

First Quarter 2003 Income Statement

(19)         General and administrative expense increased by $0.04 million to reflect the compensation expense under the Participation Plan.

(20)         Interest expense decreased $0.1 million reflecting the reclassification of amortization of deferred financing costs to a separate line item on the consolidated income statement.

(21)         Amortization of deferred financing costs increased $0.1 million as a result of reclassification of the amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

Three Months Ended March 31,  2004 Cash Flow Statement

(22)         Net cash provided by operating activities decreased by $1.4 million and cash flows from investing activities increased by a corresponding amount to adjust obligations for construction projects in process, to reflect a portion of amounts received under the lease for the Blackhawk pipeline as payments on the financing lease receivable and an adjustment to record repair expense improperly capitalized as property, plant and equipment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 5, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the years ended December 31, 2002 and 2003 and for each of the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense to us attributable to the sale of subordinated Partnership units and interests in the Partnership’s general partner to certain employees and directors of MarkWest Hydrocarbon that occurred during 2002, 2003 and 2004.  In addition, certain other adjustments have also been recorded to correct other errors in the financial statements, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business, an adjustment to record natural gas inventory at cost and adjustments to accrued property taxes.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  All amounts reported in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are as restated, unless otherwise stated.

Refer to Note 11, Restatement of Consolidated Financial Statement, to the consolidated financial statements in Part 1, Item 1 of this Form 10-Q/A for further information regarding the restatement of our previously issued financial statements.

Management Overview of the Quarter ended March 31, 2004

We reported net income of $2.2 million for the three months ended March 31, 2004, or $0.32 per diluted limited partner unit, compared to net income of $1.6 million, or $0.29 per diluted limited partner unit, for the first quarter of 2003.

First quarter 2004 net income included the first full quarterly contributions by our two December 2003 acquisitions: the Foss Lake gathering system and Arapaho gas processing assets in western Oklahoma, which were acquired December 1, 2003, and the Michigan crude oil pipeline, which was acquired December 18, 2003. For the first quarter of 2004, our Oklahoma acquisition generated approximately $0.6 million in income from operations, and our Michigan crude pipeline acquisition generated approximately $0.2 million in income from operations.

First quarter 2004 results were adversely impacted by unexpected downtime at our Cobb processing plant in Appalachia. The facility was shutdown for approximately 45 days during the first quarter due to equipment failure. The plant has since been repaired and is operating normally.  Income from operations was approximately $0.3 million less than it would have been had our Cobb operations not been interrupted during first quarter 2004.  Current plans are to replace the existing plant with a new facility during the first half of 2005.

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

For the three months ended March 31, 2004, we generated the following percentages of our revenues and gross margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds	Percent-of- Index	Keep-Whole	Total
Revenues	18%	16%	23%	43%	100%
Gross Margin	71%	12%	11%	6%	100%

Items Impacting Comparability of Financial Results

Recent Acquisition Activity

In reading the discussion of our historical results of operations, you should be aware of the impact of our significant and recent acquisitions, which fundamentally impact the comparability of our results of operations over the periods discussed.

Since our initial public offering, we have completed four acquisitions for an aggregate purchase price of approximately $110.0 million. These four acquisitions include:

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

(4)   Includes volumes from our Power-Tex Lateral pipeline, which was acquired in September 2003. Our Power-Tex Lateral pipeline (previously referred to as the Lubbock Pipeline) is the only lateral pipeline we owned during the first quarter of 2004 that produces revenue on a per-unit-of-throughput basis. We receive a flat fee from the other three lateral pipelines we owned during the first quarter of 2004 and, therefore, the throughput data from these lateral pipelines is excluded from this statistic. We acquired a fifth lateral pipeline, referred to as the Hobbs Lateral, on April 1, 2004.  The Hobbs Lateral generates revenue on a per-unit-of-throughput basis similar to the Power-Tex lateral.

(5)   Includes sales out of our Arapaho processing plant, which was acquired in December 2003.

Three Months Ended March 31, 2004, Compared to Three Months Ended March 31, 2003

	Three Months Ended March 31,		Change
	2004	2003	$	%
	(as restated)(1)	(as restated) (1)
	(dollars in thousands)
Revenues:
Sales to unaffiliated parties	$49,531	$4,299	$45,232	1,052%
Sales to affiliate	14,294	13,394	900	7%
Total revenues	63,825	17,693	46,132	261%

Operating expenses:
Purchased product costs	47,853	8,392	39,461	470%
Facility expenses	6,290	4,337	1,953	45%
Selling, general and administrative	2,898	1,292	1,606	124%
Depreciation	3,145	1,345	1,800	134%
Amortization of intangible assets	34	—	34	NA
Total operating expenses	60,220	15,366	44,854	292%

Income from operations	3,605	2,327	1,278	55%

Other income (expense):
Interest expense, net	(1,122)	(631)	(491)	78%
Amortization of deferred financing costs	(308)	(130)	(178)	137%
Miscellaneous income (expense)	(14)	20	(34)	(170)%

Net income (1)	$2,161	$1,586	$575	36%

(1)   See Note 11, Notes to Consolidated Financial Statements.

Revenues.  Revenues increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased revenues approximately $44.7 million. The remainder of the increase is principally attributable to a 750,000-gallon sales increase of our Maytown production.

Purchased Product Costs.  Purchased product costs increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased purchased product costs approximately $38.4 million.

Facility Expenses.  Facility expenses increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased our facility expenses $2.3 million. Reductions in expenses of approximately $0.4 million at our historical Appalachian and Michigan operations partially offset the increase from our 2003 acquisitions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased during the first three months of 2004 relative to the same time period in 2003 primarily because our SG&A was contractually limited to $4.9 million annually, or approximately $1.2 million per quarter, from May 24, 2002, the date of our initial public offering, through May 23, 2003. The contractual limit was in place during the first quarter of 2003 but has since elapsed. The addition of our three Southwest acquisitions—Pinnacle, Power-Tex Lateral pipeline, and the Oklahoma gathering and processing assets—directly added $0.3 million.   Finally, the allocation of compensation expense attributed to MarkWest Hydrocarbon’s sale of subordinated Partnership units and interests in the general partner to certain directors and employees from 2002 through 2004 resulted in a $0.2 million decrease.

Depreciation.  Depreciation increased during the first three months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased depreciation approximately $1.8 million for the quarter. Additionally, commencing January 1, 2004, we have accelerated the depreciation of our Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from twenty years to fifteen years to more closely match expected lives of reserves behind our facilities.

Interest Expense.  Interest expense increased during the first three months of 2004 relative to the same time period in 2003 primarily due to increased debt levels resulting from the financing of our 2003 acquisitions.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs increased during the first three months of 2004 relative to the same period in 2003 primarily due to increased debt levels resulting from the financing of our 2003 acquisitions.

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

Credit Facility

The Partnership’s $140.0 million credit facility is available to fund capital expenditures and acquisitions, working capital requirements (including letters of credit) and distributions to unit holders. Advances to fund distributions to unit holders may not exceed $0.50 per outstanding unit in any 12-consecutive-month period. To date there have been no advances to fund distributions to unit holders. At March 31, 2004, $84.2 million was outstanding, and $55.8 million was available, under the Partnership’s credit facility. The Partnership’s credit facility matures in November 2006. Our average interest rate was approximately 4.6% at March 31, 2004.

Cash Flows

	Three Months Ended March 31,
	2004(1)	2003
	(in thousands)

Net cash provided by operating activities	$5,385	$2,808
Net cash used in investing activities	$(1,356)	$(38,333)
Net cash provided by financing activities	$(1,566)	$36,067

(1)   As restated.  See note 11.

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

•      Our ability to identify and consummate grass roots projects or acquisitions complementary to our business; and

•      Our ability to raise sufficient capital to execute our business plan through borrowing or issuing equity.

Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

Item 4.  Controls and Procedures

Overview

This Form 10-Q/A reflects adjustments to the consolidated financial report for the first quarter of each of the fiscal years 2003 and 2004.  Please refer to Note 11, Restatement of Consolidated Financial Statement, to the consolidated financials statements for further information.

Restatements

The Partnership has determined that previously issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense to us attributable to the sale of subordinated partnership units and interests in the Partnership’s general partner to certain employees and directors of the Partnership’s parent company, MarkWest Hydrocarbon from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business and adjustments to accrued property taxes.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended March 31, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003. The Partnership is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ending June 30, 2004 and September 30, 2004.

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q as amended by this Form 10-Q/A, our senior management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of March 31, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.  Through the date of the filing of this Form 10-Q/A, we have adopted remedial measures to address the deficiencies in our internal controls that existed on March 31, 2004 and have taken measures to verify the information in our financial statements.  We believe that this quarterly report on Form 10-Q as amended by this Form 10-Q/A properly reports all information required to be included in such report.

Change in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q as amended by this Form 10-Q/A, there were no changes to our internal control over financial reporting during the period covered by the original report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6. Exhibits

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Accounting Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.3	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: June 23, 2005	/s/ James G. Ivey
James G. Ivey
Chief Financial Officer

Exhibit Number	Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.2	Chief Accounting Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.3	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.