Form 10-Q/A
period 2004-06-30
MARKWEST ENERGY PARTNERS L P
filed 2005-06-24
CIK 1166036

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
Yes    ☒    No    ☐

The number of the registrant’s Common and Subordinated Units outstanding at July 31, 2004, were 5,301,940 and 3,000,000, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets at June 30, 2004 and December 31, 2003
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003
Consolidated Statements of Other Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003
Consolidated Statement of Changes in Capital for the Six Months Ended June 30, 2004
Notes to the Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 6.	Exhibits

SIGNATURE

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	one British thermal unit, an energy measurement
Gal/d	gallons per day
Gross margin	revenues less purchased product costs
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
MMcf/d	million cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

Explanatory Note

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2003 and 2004 second quarter consolidated financial statements and, accordingly, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Energy Partners, L.P. (the “Partnership”) on August 9, 2004 for the second quarter ended June 30, 2004.

The Partnership has determined that previously issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense in our financial statements for the sale of subordinated partnership units and interests by MarkWest Energy GP, LLC (our “general partner”) to certain employees and directors of the Partnership’s parent company, MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon”) from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended June 30, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003.

As discussed more fully in Note 12, Restatement of Consolidated Financial Statement, to the consolidated financial statements, we have restated our previously reported results to account for the sale by Markwest Hydrocarbon of a portion of its interests in our general partner to certain employees and directors of the general partner, and the sale by MarkWest Hydrocarbon of its subordinated units of the Partnership to certain employees and directors of MarkWest Hydrocarbon as compensatory arrangements consistent with the guidance in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Emerging Issues Task Force (“EITF”) No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by these employees and directors at the end of each reporting period.  Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses and Related Disclosure in Financial Statement of Subsidiaries, Divisions or Lesser Business Components of Another Entity, a portion of this compensation expense was allocated to the Partnership for services rendered by the employees and directors on its behalf.  These transactions were previously reflected as sales of assets.

In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business and adjustments to accrued property taxes.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  The Partnership is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ending March 31, 2004 and September 30, 2004.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2004	December 31, 2003
	(as restated, see note 12)
ASSETS

Current assets:
Cash and cash equivalents	$8,871	$8,753
Receivables, net	17,400	11,102
Receivables from affiliate	3,653	2,417
Inventories	250	1,086
Other assets	176	223
Total current assets	30,350	23,581

Property, plant and equipment	232,760	224,534
Less: Accumulated depreciation	(46,407)	(40,320)
Total property, plant and equipment, net	186,353	184,214

Intangible and other assets, net	136	84
Deferred financing costs, net	3,178	3,747
Deferred offering costs, net	—	995
Investment in and advances to equity investee	232	250
Total assets	$220,249	$212,871

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$19,576	$14,064
Payables to affiliate	2,779	1,524
Accrued liabilities	5,836	5,163
Risk management liability	749	373
Current portion of long-term debt	86,200	—
Total current liabilities	115,140	21,124

Long-term debt	—	126,200
Risk management liability	397	125
Other liabilities	479	478
Commitments and contingencies

Capital:
Partners’ capital	105,378	65,442
Accumulated other comprehensive loss	(1,145)	(498)
Total capital	104,233	64,944
Total liabilities and capital	$220,249	$212,871

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated, see note 12)
Revenues:
Sales to unaffiliated parties	$51,854	$19,554	$101,385	$23,853
Sales to affiliate	13,805	10,082	28,099	23,476
Total revenues	65,659	29,636	129,484	47,329

Operating expenses:
Purchased product costs	49,371	18,423	97,224	26,815
Facility expenses	6,326	5,167	12,616	9,504
Selling, general and administrative expenses	2,125	1,945	5,023	3,237
Depreciation	3,301	1,860	6,446	3,205
Amortization of intangible assets	34	—	68	—
Total operating expenses	61,157	27,395	121,377	42,761

Income from operations	4,502	2,241	8,107	4,568

Other income (expense):
Interest expense, net	(901)	(676)	(2,023)	(1,307)
Amortization of deferred financing costs	(315)	(308)	(623)	(438)
Miscellaneous income (expense)	(24)	14	(38)	34

Net income	$3,262	$1,271	$5,423	$2,857

Interest in net income (loss):
General partner	$235	$(207)	$234	$(214)
Limited partners	$3,027	$1,478	$5,189	$3,071

Net income per limited partner unit:
Basic	$0.43	$0.27	$0.75	$0.57
Diluted	$0.43	$0.27	$0.75	$0.56

Weighted average units outstanding:
Basic	6,998	5,428	6,886	5,422
Diluted	7,024	5,476	6,914	5,470

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated, see note 12)
Net income	$3,262	$1,271	$5,423	$2,857

Other comprehensive loss -
Unrealized losses on commodity derivatives accounted for as hedges	(526)	(203)	(647)	(199)

Comprehensive income	$2,736	$1,068	$4,776	$2,658

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(as restated, see note 12)
Cash flows from operating activities:
Net income	$5,423	$2,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,446	3,205
Amortization of intangible assets	68	—
Gain on sale of property, plant and equipment	(8)	—
Amortization of deferred financing costs	623	438
Restricted unit compensation expense	344	400
Participation Plan compensation expense	276	306
Other	18	9
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(7,534)	2,511
Decrease in inventories	836	16
(Increase) decrease in other current assets	47	(114)
Increase in accounts payable and accrued liabilities	8,542	250
Net cash provided by operating activities	15,081	9,878

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	—	(38,238)
Hobbs Lateral acquisition	(2,275)	—
Capital expenditures	(7,770)	(1,144)
Proceeds from sale of assets	138	3
Payments on financing lease receivable	133	—
Other	4	—
Net cash used in investing activities	(9,770)	(39,379)

Cash flows from financing activities:
Payments for debt issuance costs	—	(759)
Proceeds from long-term debt	3,000	51,000
Repayment of long-term debt	(43,000)	(17,300)
Proceeds from secondary offering, net	44,915	—
Proceeds from private placement of common units, net	—	7,807
Distributions to unitholders	(10,108)	(6,103)
Net cash provided by (used in) financing activities	(5,193)	34,645

Net increase in cash	118	5,144
Cash and cash equivalents at beginning of period	8,753	2,776
Cash and cash equivalents at end of period	$8,871	$7,920

Supplemental cash flow information:
Construction projects in progress obligation	$179	$—
Cash paid for interest, net of amounts capitalized	$2,077	$709

The accompanying notes are an integral part of these financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(UNAUDITED)

(in thousands)

						Accumulated
	PARTNERS’ CAPITAL					Other
	Limited Partners				General	Comprehensive
	Common		Subordinated		Partner	Loss
	Units	$	Units	$	$	$	Total
Balance, December 31, 2003, as restated	2,814	$50,992	3,000	$13,315	$1,135	$(498)	$64,944

Proceeds from secondary offering, net	1,173	43,042	—	—	879	—	43,921

Phantom unit vest	11	424	—	—	—	—	424

Participation Plan compensation expense allocated from MarkWest Hydrocarbon, as restated	—	—	—	—	276	—	276

Net income, as restated	—	2,872	—	2,316	235	—	5,423

Distributions to partners	—	(5,429)	—	(4,080)	(599)	—	(10,108)

Other comprehensive loss	—	—	—	—	—	(647)	(647)

Balance, June 30, 2004, as restated	3,998	$91,901	3,000	$11,551	$1,926	$(1,145)	$104,233

The accompanying notes are an integral part of these financial statements.

1.              Organization

MarkWest Energy Partners, L.P. (“MarkWest Energy Partners”, the “Partnership”, “we” or “us”), a Delaware limited partnership, was formed in January 2002 to own and operate substantially all of the assets, liabilities and operations of our parent company, MarkWest Hydrocarbon, Inc.’s (“MarkWest Hydrocarbon”) midstream business.  Through its majority ownership of our general partner, MarkWest Energy, GP, L.L.C. (the “general partner”), MarkWest Hydrocarbon controls and conducts our operations.  We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of NGL products; and the gathering and transportation of crude oil. We are not a taxable entity because of our partnership structure.

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

The Carthage gathering system has been constructed over the last 10 years and offers both low- and high-pressure service to producers in the Carthage Field, gathering gas from the Cotton Valley, Pettit and Travis Peak formations.  The system consists of approximately 180 miles of pipeline connected to approximately 1,700 wells with an additional 82 miles of pipeline currently under construction. The gathering system also includes approximately 65,000 horsepower of compression with an additional 35,000 horsepower currently being installed. Current system throughput is approximately 245 MMcf/d and is anticipated to increase to approximately 255 MMcf/d by the end of 2004 due to the connection to the system of additional contracted volumes.  The gathering system has a capacity of approximately 350 MMcf/d.  Also included in the acquisition is a 175 MMcf/d processing facility currently under construction and an NGL pipeline to be constructed in 2005.

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

The purchase price was comprised of $38.0 million paid in cash, and was allocated as follows (in thousands):

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

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in thousands, except per unit data)
Revenue	$40,715	$88,388
Net income (1)	$493	$2,598
Basic net income per limited partner unit	$0.14	$0.52
Diluted net income per limited partner unit	$0.14	$0.52

(1)  As Restated.  See Note 12.

6.              Property, Plant and Equipment

The following provides the composition of the Partnership’s property, plant and equipment at:

		June 30, 2004 (1)	December 31, 2003
		(in thousands)
	Property, plant and equipment:
	Gas gathering facilities (1)	$81,895	$73,424
	Gas processing plants	56,322	55,888
	Fractionation and storage facilities	22,524	22,160
	Natural gas pipelines	38,848	38,790
	Crude oil pipeline (1)	18,437	18,352
	NGL transportation facilities	4,415	4,415
	Land, building and other equipment	7,526	9,664
	Construction in-progress (1)	2,793	1,841
		232,760	224,534
Less:	Accumulated depreciation (1)	(46,407)	(40,320)
	Total property, plant and equipment, net (1)	$186,353	$184,214

(1)  As Restated.  See Note 12.

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

9.              Incentive Compensation Plans

We have elected to continue to measure compensation costs for unit-based employee compensation plans as prescribed by APB No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123,

Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  In accordance with APB 25, we apply variable accounting for our plan because a phantom is an award to an employee entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right.  As a result, we are required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for our phantom unit grants using the market price of MarkWest Energy Partners’ common units on the date the units are granted.  The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted.  The phantom units vest over a stated period.  For certain employees vesting is accelerated if certain performance measures are met. The accelerated vesting criteria provisions are based on quarterly distribution goals.  If the Partnership’s distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the vesting of the phantom units may not occur until at least one year following the date of grant. The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

In the first quarter of 2004, the Partnership achieved a specified annualized distribution objective, thereby accelerating the vesting of approximately 10,800 restricted units as of February 23, 2004.  The board of directors of our general partner had approved the accelerated vesting of restricted unit grants upon the achievement of specified performance goals in October 2003. For the three months ended June 30, 2004 and 2003, we recorded compensation expense of $0.1 million and $0.2 million, respectively, related to our Long-Term Incentive Plan.  For the six months ended June 30, 2004 and 2003, we recorded compensation expense of $0.3 million and $0.4 million, respectively. These charges are included in selling, general and administrative expenses.

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

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity compensation expense related to services provided by MarkWest Hydrocarbon’s directors and employees recognized under the Participation Plan should be allocated to the Partnership.  The allocation is based on the amount of time that each employee devotes to the Partnership.  Compensation attributable to interests that were sold to individuals who serve on both our board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.   The Partnership recorded compensation expense under the Participation Plan of $0.1 million (as restated) and $0.3 million (as restated) for the three months ended June 30, 2004 and 2003, respectively.  In addition, for the six months ended June 30, 2004 and 2003, the Partnership recorded compensation expense under the Participation Plan of $0.3 million (as restated) for both periods.  Under the Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. (the “Partnership Agreement”), the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, with the compensation expense allocated 100% to the general partner.  These charges are included in selling, general and administrative expenses.

Assuming the compensation cost for our Long-Term Incentive Plan and the Participation Plan had been determined based on the fair-value methodology of SFAS No. 123, our net income and earnings per share would have been the same as reported on our historical consolidated financial statements for the three and six months ended June 30, 2004 and 2003, respectively.

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

	Appalachia	Michigan	Southwest	Total
	(in thousands)
Three Months Ended June 30, 2004(1):
Revenues:
Unaffiliated parties	$442	$3,632	$47,780	$51,854
Affiliate	13,805	—	—	13,805
Depreciation and amortization of intangible assets	930	1,058	1,347	3,335
Segment operating income	3,145	282	3,200	6,627
Capital expenditures	735	699	4,812	6,246
Total segment assets	49,786	59,060	111,403	220,249

Three Months Ended June 30, 2003:
Revenues:
Unaffiliated parties	$233	$2,642	$16,679	$19,554
Affiliate	10,082	—	—	10,082
Depreciation	717	588	555	1,860
Segment operating income	2,724	35	1,427	4,186
Capital expenditures	355	19	672	1,046
Total segment assets	49,400	36,370	48,594	134,364

The following is a reconciliation of segment operating income, as stated above, to the consolidated statements of operations, as selling, general and administrative expenses are not allocated to our Appalachia, Michigan and Southwest operations, and a reconciliation to net income:

	Three Months Ended June 30,
	2004(1)	2003(1)
	(in thousands)
Segment operating income	$6,627	$4,186
Selling, general and administrative expenses	2,125	1,945

Income from operations	4,502	2,241

Interest expense, net	(901)	(676)
Amortization of deferred financing costs	(315)	(308)
Miscellaneous income (expense)	(24)	14
Net income	$3,262	$1,271

(1)  As restated, See Note 12.

	Appalachia	Michigan	Southwest	Total
	(in thousands)
Six Months Ended June 30, 2004(1):
Revenues:
Unaffiliated parties	$821	$7,550	$93,014	$101,385
Affiliate	28,099	—	—	28,099
Depreciation and amortization of intangible assets	1,788	2,118	2,608	6,514
Segment operating income	6,930	639	5,561	13,130
Capital expenditures	1,061	839	5,870	7,770
Total segment assets	49,786	59,060	111,403	220,249

Six Months Ended June 30, 2003:
Revenues:
Unaffiliated parties	$464	$5,883	$17,506	$23,853
Affiliate	23,476	—	—	23,476
Depreciation	1,430	1,174	601	3,205
Segment operating income	6,002	314	1,489	7,805
Capital expenditures	452	1	691	1,144
Total segment assets	49,400	36,370	48,594	134,364

The following is a reconciliation of segment operating income, as stated above, to the consolidated statements of operations, as selling, general and administrative expenses are not allocated to our Appalachia, Michigan and Southwest operations, and a reconciliation to net income:

	Six Months Ended June 30,
	2004(1)	2003(1)
	(in thousands)
Segment operating income	$13,130	$7,805
Selling, general and administrative expenses (1)	5,023	3,237

Income from operations (1)	8,107	4,568

Interest expense, net	(2,023)	(1,307)
Amortization of deferred financing costs	(623)	(438)
Miscellaneous income (expense)	(38)	34
Net income (1)	$5,423	$2,857

(1)  As Restated.  See Note 12.

12.       Restatement of Consolidated Financial Statement

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2003 and 2004 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the three months and six months ended June 30, 2004 and 2003.

The restatements primarily result from an allocation of compensation expense from MarkWest Hydrocarbon attributed to its sale of a portion of its subordinated Partnership units and interests in our general partner to certain of its employees and directors from 2002 through 2004.  MarkWest Hydrocarbon had historically recorded the sale of the subordinated Partnership units and interests in our general partner to certain of MarkWest Hydrocarbon’s employees and directors as a sale of an asset.  These arrangements are referred to as the Participation Plan.  However, MarkWest Hydrocarbon determined that these transactions should be accounted for as compensatory arrangements, pursuant to the guidance in APB 25, Accounting for Stock Issued to Employees and EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors at the end of each reporting period.  In the process of determining the ultimate accounting treatment for these transactions, a conclusion was reached by the Partnership that a portion of compensation expense related to services provided by MarkWest Hydrocarbon’s employees and directors recognized under the Participation Plan should be allocated to the Partnership pursuant to Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity, based on the amount of time each employee devotes to the Partnership. Compensation attributable to interests that were sold to individuals who serve on both our board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.  The charge is a non-cash item that did not affect management’s determination of the Partnership’s distributable cash flow for any period, and did not affect net income attributed to the limited partners.  Under the Partnership Agreement, our general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, and the compensation expense is allocated 100% to the general partner.

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

All amounts in the accompanying notes have been restated for these adjustments.  The following tables present the consolidated balance sheets as of June 30, 2004 and December 31, 2003 as previously reported and as restated, and the consolidated statements of income for the three months and six months ended June 30, 2004 and 2003 as previously reported and as restated and consolidated statement of cash flows for the six months ended June 30, 2004 and 2003 as previously reported and as restated.  The tables also reflect the amounts reported for partners capital and accumulated other comprehensive loss at June 30, 2004, the restatement adjustments and the restated amounts.  The restatement has no impact on total cash flows from operating activities, investing activities or financing activities for the six months ended June 30, 2003.

Balance Sheet Amounts:

	June 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$8,871	$—		$8,871
Receivables, net	16,530	870	(1)	17,400
Receivables from affiliate	3,653	—		3,653
Inventories	250	—		250
Other assets	176	—		176
Total current assets	29,480	870		30,350

Property, plant and equipment	233,678	(918	)(2)	232,760
Less: Accumulated depreciation	(46,970)	563	(3)	(46,407)
Total property, plant and equipment, net	186,708	(355)		186,353

Intangibles and other assets, net	—	136	(4)	136
Deferred financing costs, net	3,178	—		3,178
Investment in and advances to equity investee	232	—		232
Total assets	$219,598	$651		$220,249

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$17,856	$1,720	(5)	$19,576
Payables to affiliate	2,779	—		2,779
Accrued liabilities	5,932	(96	)(6)	5,836
Risk management liability	749	—		749
Current portion of long-term debt	86,200	—		86,200
Total current liabilities	113,516	1,624		115,140

Risk management liability	397	—		397
Other liabilities	479	—		479
Commitments and contingencies

Capital:
Partners’ capital	106,351	(973)		105,378
Accumulated other comprehensive loss	(1,145)	—		(1,145)
Total capital	105,206	(973)		104,233
Total liabilities and capital	$219,598	$651		$220,249

	December 31, 2003
	As Previously Reported	Adjustment		As Restated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$8,753	$—		$8,753
Receivables, net	11,942	(840	)(7)	11,102
Receivables from affiliate	2,417	—		2,417
Inventories	353	733	(8)	1,086
Other assets	223	—		223
Total current assets	23,688	(107)		23,581

Property, plant and equipment	224,534	—		224,534
Less: Accumulated depreciation	(40,320)	—		(40,320)
Total property, plant and equipment, net	184,214	—		184,214

Intangible and other assets, net		84	(9)	84
Deferred financing costs, net	3,831	(84	)(9)	3,747
Deferred offering costs, net	995	—		995
Investment in and advances to equity investee	250	—		250
Total assets	$212,978	$(107)		$212,871

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$14,064	$—		$14,064
Payables to affiliate	1,524	—		1,524
Accrued liabilities	5,163			5,163
Risk management liability	373	—		373
Current portion of long-term debt	—	—		—
Total current liabilities	21,124	—		21,124

Long-term debt	126,200	—		126,200
Risk management liability	125	—		125
Other liabilities	478	—		478
Commitments and contingencies

Capital:
Partners’ capital	65,549	(107)		65,442
Accumulated other comprehensive loss	(498)	—		(498)
Total capital	65,051	(107)		64,944
Total liabilities and capital	$212,978	$(107)		$212,871

Income Statement Amounts:

	Three Months Ended June 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$50,626	$1,228	(10)	$51,854
Sales to affiliate	13,805	—		13,805
Total revenues	64,431	1,228		65,659

Operating expenses:
Purchased product costs	47,560	1,811	(11)	49,371
Facility expenses	6,097	229	(12)	6,326
Selling, general and administrative expenses	2,074	51	(13)	2,125
Depreciation	3,414	(113	)(14)	3,301
Amortization of intangible assets	—	34	(15)	34
Total operating expenses	59,145	2,012		61,157

Income from operations	5,286	(784)		4,502

Other income (expense):
Interest expense, net	(1,316)	415	(16)	(901)
Amortization of deferred financing costs	—	(315	)(17)	(315)
Miscellaneous income	(24)	—		(24)

Net income	$3,946	$(684)		$3,262

Interest in net income:
General partner	$299	$(64)		$235
Limited partners	$3,647	$(620)		$3,027

Net income per limited partner unit:
Basic	$0.52	$(0.09)		$0.43
Diluted	$0.52	$(0.09)		$0.43

Weighted average units outstanding:
Basic	6,998			6,998
Diluted	7,024			7,024

	Three Months Ended June 30, 2003
	As Previously Reported	Adjustment		As Restated
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$19,554	$—		$19,554
Sales to affiliate	10,082			10,082
Total revenues	29,636	—		29,636

Operating expenses:
Purchased product costs	18,423	—		18,423
Facility expenses	5,167	—		5,167
Selling, general and administrative expenses	1,678	267	(18)	1,945
Depreciation	1,860	—		1,860
Total operating expenses	27,128	267		27,395

Income from operations	2,508	(267)		2,241

Other income (expense):
Interest expense, net	(984)	308	(19)	(676)
Amortization of deferred financing costs	—	(308	)(19)	(308)
Miscellaneous income	14	—		14

Net income	$1,538	$(267)		$1,271

Interest in net income:
General partner	$60	$(267)		$(207)
Limited partners	$1,478	$—		$1,478

Net income per limited partner unit:
Basic	$0.27	$0.00		$0.27
Diluted	$0.27	$0.00		$0.27

Weighted average units outstanding:
Basic	5,428			5,428
Diluted	5,476			5,476

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$100,145	$1,240	(20)	$101,385
Sales to affiliate	28,099	—		28,099
Total revenues	128,244	1,240		129,484

Operating expenses:
Purchased product costs	95,060	2,164	(21)	97,224
Facility expenses	12,421	195	(22)	12,616
Selling, general and administrative expenses	4,724	299	(23)	5,023
Depreciation	6,671	(225	)(24)	6,446
Amortization of intangible assets	—	68	(25)	68
Total operating expenses	118,876	2,501		121,377

Income from operations	9,368	(1,261)		8,107

Other income (expense):
Interest expense, net	(2,802)	779	(26)	(2,023)
Amortization of deferred financing costs	—	(623	)(27)	(623)
Miscellaneous income	(1)	(37	)(28)	(38)

Net income	$6,565	$(1,142)		$5,423

Interest in net income:
General partner	$528	$(294)		$234
Limited partners	$6,037	$(848)		$5,189

Net income per limited partner unit:
Basic	$0.88	$(0.13)		$0.75
Diluted	$0.87	$(0.12)		$0.75

Weighted average units outstanding:
Basic	6,886			6,886
Diluted	6,914			6,914

	Six Months Ended June 30, 2003
	As Previously Reported	Adjustment		As Restated
	(in thousands, except per unit amounts)
Revenues:
Sales to unaffiliated parties	$23,853	$—		$23,853
Sales to affiliate	23,476	—		23,476
Total revenues	47,329	—		47,329

Operating expenses:
Purchased product costs	26,815	—		26,815
Facility expenses	9,504	—		9,504
Selling, general and administrative expenses	2,931	306	(29)	3,237
Depreciation	3,205	—		3,205
Total operating expenses	42,455	306		42,761

Income from operations	4,874	(306)		4,568

Other income (expense):
Interest expense, net	(1,745)	438	(30)	(1,307)
Amortization of deferred financing costs	—	(438	)(30)	(438)
Miscellaneous income	34	—		34

Net income	$3,163	$(306)		$2,857

Interest in net income:
General partner	$92	$(306)		$(214)
Limited partners	$3,071	$—		$3,071

Net income per limited partner unit:
Basic	$0.57	$0.00		$0.57
Diluted	$0.56	$0.00		$0.56

Weighted average units outstanding:
Basic	5,422			5,422
Diluted	5,470			5,470

Cash Flow Amounts:

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$6,565	$(1,142)		$5,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,671	(225)		6,446
Amortization of intangible assets	—	68		68
Gain on sale of property, plant and equipment	(8)	—		(8)
Amortization of deferred financing costs	636	(13)		623
Restricted unit compensation expense	344	—		344
Participation Plan compensation expense	—	276		276
Other	18	—		18
Changes in operating assets and liabilities:
Increase in receivables	(5,824)	(1,710)		(7,534)
Decrease in inventories	103	733		836
Decrease in other current assets	47	—		47
Increase in accounts payable and accrued liabilities	5,898	2,644		8,542
Net cash provided by operating activities	14,450	631	(31)	15,081

Cash flows from investing activities:
Hobbs Lateral acquisition	(2,275)	—		(2,275)
Capital expenditures	(7,006)	(764)		(7,770)
Proceeds from sale of assets	138	—		138
Payments on financing lease receivable	—	133		133
Other	4	—		4
Net cash used in investing activities	(9,139)	(631	)(31)	(9,770)

Cash flows from financing activities:
Proceeds from long-term debt	3,000	—		3,000
Repayment of long-term debt	(43,000)	—		(43,000)
Proceeds from secondary offering, net	44,915	—		44,915
Distributions to unitholders	(10,108)	—		(10,108)
Net cash used in financing activities	(5,193)	—		(5,193)

Net increase in cash	118	—		118
Cash and cash equivalents at beginning of period	8,753	—		8,753
Cash and cash equivalents at end of period	$8,871	$—		$8,871
Supplemental cash flow information:
Construction projects in progress obligation	$—	$179		$179
Cash paid for interest, net of amounts capitalized	$2,077	$—		$2,077

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2003
	As Previously Reported	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$3,163	$2,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,205	3,205
Amortization of deferred financing costs	438	438
Restricted unit compensation expense	400	400
Participation Plan compensation expense	—	306
Other	9	9
Changes in operating assets and liabilities:
Increase in receivables	2,511	2,511
Decrease in inventories	16	16
Decrease in other current assets	(114)	(114)
Increase in accounts payable and accrued liabilities	250	250
Net cash provided by operating activities	9,878	9,878

Cash flows from investing activities:
Pinnacle acquisition, net of cash acquired	(38,238)	(38,238)
Capital expenditures	(1,144)	(1,144)
Proceeds from sale of assets	3	3
Net cash used in investing activities	(39,379)	(39,379)

Cash flows from financing activities:
Payments for debt issuance costs	(759)	(759)
Proceeds from long-term debt	51,000	51,000
Repayment of long-term debt	(17,300)	(17,300)
Proceeds from private placement of common units, net	7,807	7,807
Distributions to unitholders	(6,103)	(6,103)
Net cash provided by financing activities	34,645	34,645

Net increase in cash	5,144	5,144
Cash and cash equivalents at beginning of period	2,776	2,776
Cash and cash equivalents at end of period	$7,920	$7,920

Statement of Capital Amounts:

						Accumulated
	PARTNERS’ CAPITAL					Other
	Limited Partners				General	Comprehensive
	Common		Subordinated		Partner	Loss
	Units	$	Units	$	$	$	Total
	(in thousands)
Balance, as previously reported, June 30, 2004	3,998	$92,422	3,000	$11,984	$1,945	$(1,145)	$105,206

Restatement adjustments to net income for the year ended December 31, 2003	—	(51)	—	(54)	(2)	—	(107)

Restatement adjustment for compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	276	—	276

Restatement adjustments to net income for the six months ended June 30, 2004	—	(470)	—	(379)	(293)	—	(1,142)

Balance, as restated, June 30, 2004	3,998	$91,901	3,000	$11,551	$1,926	$(1,145)	$104,233

June 30, 2004 Balance Sheet

(1)                   Receivables, net, were increased by $0.9 million primarily to correct the amounts recorded for accrued revenue.

(2)                   Property, plant and equipment, net, was reduced by $0.9 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.7 million.  During 2003, as a part of the Pinnacle acquisition, the Partnership acquired the Blackhawk pipeline.  The pipeline was subject to a lease with a third party.  The Partnership incorrectly recorded the pipeline as property and equipment and depreciated it over its estimated useful life.  The lease has now been accounted for as a sales-type financing lease.

•                  a decrease of $0.2 million to reclassify repair expense improperly capitalized as property, plant and equipment.

(3)                   Accumulated depreciation was reduced by $0.6 million to reverse the depreciation previously recorded on the Blackhawk pipeline.

(4)                   Intangible assets were increased by $0.1 million to record an intangible asset relating to a customer contract acquired as a part of the Pinnacle acquisition.

(5)                   Accounts payable were adjusted by $1.7 million to correct amounts recorded for accrued product costs.

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

•                  a decrease of $0.1 million to record natural gas inventory at cost.  The inventory was initially incorrectly identified as a pipeline imbalance and was recorded at market value.

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

Three months ended June 30, 2004 Income Statement

(10)            Revenues for the second quarter of 2004 increased by $1.2 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.8 million to correct the amounts recorded for accrued revenue.

•                  an increase of $0.5 million to reclassify a pipeline imbalance credit that was improperly recorded as product costs.

•                  a decrease of $0.1 million to reclassify the settlement of a commodity derivative from interest expense to revenue.

(11)            Purchased product costs for the second quarter of 2004 increased by $1.8 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.3 million to correct amounts recorded for accrued product costs.

•                  an increase of $0.5 million to reclassify a pipeline imbalance that was improperly recorded as product cost.

(12)            Facility expense increased by $0.2 million to record repair expense improperly capitalized as property, plant and equipment.

(13)            Selling, general and administrative expenses increased by $0.1 million for the second quarter of 2004 to reflect the compensation expense under the Participation Plan.

(14)            Depreciation decreased by $0.1 million for the reversal of depreciation expense previously recorded on the Blackhawk pipeline.

(15)            Amortization expense increased by $0.03 million to record amortization of a customer contract that was acquired with the Blackhawk pipeline.

(16)            Interest expense decreased by $0.4 million for the second quarter of 2004 primarily as a result of the following restatement adjustments:

•                  a decrease of $0.3 million to reclassify amortization of deferred financing costs to a separate line item on the consolidated income statement.

•                  a decrease of $0.1 million to reclassify the settlement of a commodity derivative from interest expense to revenue.

(17)            Amortization of deferred financing costs increased $0.3 million as a result of reclassifying the amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

Three months ended June 30, 2003 Income Statement

(18)            Selling, general and administrative expenses increased by $0.3 million to reflect the compensation expense under the Participation Plan.

(19)            Interest expense decreased by $0.3 million and the amortization of deferred financing costs increased by a corresponding amount as a result of reclassifying amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

Six months ended June 30, 2004 Income Statement

(20)            Revenues for the six months ended June 30, 2004 increased by $1.2 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.9 million to correct the amounts recorded for accrued revenue.

•                  an increase of $0.5 million to reclassify a pipeline imbalance credit that was improperly recorded as product cost.

•                  an increase of $0.1 million to record natural gas inventory at cost.  Previously the inventory was incorrectly identified as a pipeline imbalance and was recorded at market value.

•                  a decrease of $0.1 million to reduce revenue for the proceeds on the Blackhawk financing lease receivable.

•                  a decrease of $0.1 million to reclassify the settlement of a commodity hedge from interest expense to revenue.

•                  a decrease of $0.1 million related to miscellaneous other adjustments.

(21)            Purchased product costs for the six months ended June 30, 2004 increased by $2.2 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.7 million to correct amounts recorded for accrued product costs.

•                  an increase of $0.5 million to reclassify an imbalance credit that was improperly recorded as product cost.

(22)            Facility costs for the six months ended June 30, 2004 were increased by $0.2 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.08 million to correct amounts recorded for accrued property taxes.

•                  an increase of $0.03 million to record storage fees related to inventory the Partnership held for sale.

•                  an increase of $0.22 million to record repair expense improperly capitalized as property, plant and equipment.

•                  an increase of $0.02 related to miscellaneous other adjustments.

(23)            Selling, general and administrative expenses increased by $0.3 million for the six months ended June 30, 2004 to reflect the compensation expense under the Participation Plan.

(24)            Depreciation decreased by $0.2 million for the reversal of depreciation expense previously recorded on the Blackhawk pipeline.

(25)            Amortization expense increased by $0.1 million to record amortization of a customer contract that was acquired with the Blackhawk pipeline.

(26)            Interest expense decreased by $0.8 million for the second quarter of 2004 primarily as a result of the following restatement adjustments:

•                  a decrease of $0.6 million to reclassify amortization of deferred financing costs to a separate line item on the consolidated income statement.

•                  a decrease of $0.1 million to reclassify the settlement of a commodity hedge from interest expense to revenue.

•                  a decrease of $0.1 million related to miscellaneous other adjustments.

(27)            Amortization of deferred financing costs increased by $0.6 million as a result of reclassifying amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

(28)            Miscellaneous income decreased by $0.04 million to reflect an additional adjustment relating to the financing lease for the Blackhawk pipeline.

Six months ended June 30, 2003 Income Statement

(29)            Selling, general and administrative expense increased by $0.3 million to reflect the compensation expense under the Participation Plan.

(30)            Interest expense decreased by $0.4 million and amortization of deferred financing costs increased by a corresponding amount as a result of reclassifying amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

Six months ended June 30, 2004 Cash Flow Statement

(31)            Net cash provided by operating activities decreased by $0.6 million and cash flows from investing activities increased by a corresponding amount to adjust obligations for construction projects in process, to reflect a portion of amounts received under the lease for the Blackhawk pipeline as payments on the financing lease receivable, an adjustment for the capitalization of interest expense and an adjustment to record repair expense improperly capitalized as property, plant and equipment.

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

Refer to Note 12, Restatement of Consolidated Financial Statement, to the consolidated financial statements in Part 1, Item 1 of this Form 10-Q/A for further information regarding the restatement of our previously issued financial statements.

Management Overview of the Three and Six Months Ended June 30, 2004

We reported net income for the three months ended June 30, 2004, of $3.3 million, or $0.43 per diluted limited partner unit, compared to net income of $1.3 million, or $0.27 per diluted limited partner unit, for the second quarter of 2003. For the six months ended June 30, 2004, the Partnership reported net income of $5.4 million, or $0.75 per diluted limited partner unit, compared to net income of $2.9 million or $0.56 per diluted limited partner unit, for the six months ended June 30, 2003.

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

In addition, on July 30, 2004, the Partnership significantly expanded its midstream business by completing the acquisition of American Central East Texas Gas Company, L.P.’s Carthage gathering system and gas processing assets for approximately $240.0 million.  The acquisition was funded with a combination of private equity and interim debt financing.  Consistent with its long-term strategy of maintaining a debt to total capital ratio of less than 50%, the Partnership intends in the near term to replace the interim debt financing with additional equity and long-term debt financing.  The Carthage gathering system offers both low- and high-pressure service to producers in the Carthage Field, gathering gas from the Cotton Valley, Pettit and Travis Peak formations.  The system consists of approximately 180 miles of pipeline connected to approximately 1,700 wells with an additional 82 miles of pipeline currently under construction.  The gathering system also includes approximately 65,000 horsepower of compression with an additional 35,000 horsepower currently being installed.  Current system throughput is approximately 245 MMcf/d and is anticipated to increase to approximately 255 MMcf/d by the end of 2004.  The gathering system has a capacity of approximately 350 MMcf/d.

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

For the six months ended June 30, 2004, we generated the following percentages of our revenues and gross margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds	Percent-of- Index	Keep-Whole	Total
Revenues	18%	15%	23%	44%	100%
Gross Margin	71%	11%	11%	7%	100%

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

(4)          Includes volumes from our Power-Tex Lateral pipeline (a/k/a the Lubbock Pipeline), which was acquired in September 2003, and our Hobbs Lateral pipeline, which was acquired in April 2004.  The Power-Tex and Hobbs Lateral pipelines are the only lateral pipelines we own that produce revenue on a per-unit-of-throughput basis.  We receive a flat fee from our three other lateral pipelines and, consequently the throughput data from these three lateral pipelines is excluded from this statistic.

(5)          Includes sales from our Arapaho (OK) processing plant, which was acquired in December 2003.

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

	Three Months Ended June 30,		Change
	2004	2003	$	%
	(as restated)(1)	(as restated)(1)
	(dollars in thousands)
Revenues:
Sales to unaffiliated parties	$51,854	$19,554	$32,300	165%
Sales to affiliate	13,805	10,082	3,723	37%
Total revenues	65,659	29,636	36,023	122%

Operating expenses:
Purchased product costs	49,371	18,423	30,948	168%
Facility expenses	6,326	5,167	1,159	22%
Selling, general and administrative	2,125	1,945	180	9%
Depreciation	3,301	1,860	1,441	77%
Amortization of intangible assets	34	—	34	NA
Total operating expenses	61,157	27,395	33,762	123%

Income from operations	4,502	2,241	2,261	101%

Other income (expense):
Interest expense, net	(901)	(676)	(225)	33%
Amortization of deferred financing costs	(315)	(308)	(7)	2%
Other income (expense)	(24)	14	(38)	(271)%

Net income	$3,262	$1,271	$1,991	157%

(1)          See Note 12, Notes to Consolidated Financial Statements.

Revenues.  Revenues increased during the three months ended June 30, 2004, relative to the same time period in 2003 primarily due to our 2003 acquisitions.

Purchased Product Costs. Purchased product costs increased during the three months ended June 30, 2004, relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased purchased product costs approximately $29.1 million. The remainder of the increase is principally attributable to price and volume increases for our Appalachian NGL product sales.

Facility Expenses. Facility expenses increased during the three months ended June 30, 2004, relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased our facility expenses $1.1 million. Reductions in expenses in our Pinnacle operations partially offset the above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased during the three months ended June 30, 2004, relative to the same time period in 2003 primarily because of increased professional services costs.   In addition, the allocation of compensation expense attributed to MarkWest Hydrocarbon’s sale of subordinated Partnership units and interests in the general partner to certain directors and employees from 2002 through 2004 resulted in a $0.2 million decrease.

Depreciation. Depreciation increased during the three months ended June 30, 2004, relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased depreciation by approximately $0.7 million for the quarter. Additionally, commencing January 1, 2004, we accelerated the depreciation of our Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from twenty years to fifteen years to more closely match expected lives of reserves behind our facilities.

Interest Expense. Interest expense increased during the three months ended June 30, 2004, relative to the same time period in 2003 primarily due to increased debt levels resulting from the financing of our 2003 acquisitions.

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs increased during the three months ended June 30, 2004 relative to the same time period in 2003 primarily due to the financing of our 2003 acquisitions.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

	Six Months Ended June 30,		Change
	2004	2003	$	%
	(as restated)(1)	(as restated)(1)
	(dollars in thousands)
Sales to unaffiliated parties	$101,385	$23,853	$77,532	325%
Sales to affiliate	28,099	23,476	4,623	20%
Total revenues	129,484	47,329	82,155	174%

Operating expenses:
Purchased product costs	97,224	26,815	70,409	263%
Facility expenses	12,616	9,504	3,112	33%
Selling, general and administrative	5,023	3,237	1,786	55%
Depreciation	6,446	3,205	3,241	101%
Amortization of intangible assets	68	—	68	NA
Total operating expenses	121,377	42,761	78,616	184%

Income from operations	8,107	4,568	3,539	77%

Other income (expense):
Interest expense, net	(2,023)	(1,307)	(716)	55%
Amortization of deferred financing	(623)	(438)	(185)	42%
Other income (expense)	(38)	34	(72)	(212)%

Net income	$5,423	$2,857	$2,566	90%

(1)          See Note 12, Notes to Consolidated Financial Statements.

Revenues.  Revenues increased during the first six months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions.

Purchased Product Costs. Purchased product costs increased during the first six months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased purchased product costs approximately $67.3 million. The remainder of the increase is primarily attributable to price and volume increases for our Appalachian NGL product sales.

Facility Expenses. Facility expenses increased during the first six months of 2004 relative to the same time period in 2003 primarily due to our 2003 acquisitions, which increased our facility expenses $3.2 million. Reductions in expenses of approximately $0.4 million at our historical Michigan operations due to reduced throughput partially offset the increase from our 2003 acquisitions.

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

Amortization of Deferred Financing Costs.  Amortization of deferred financing costs increased during the first six months of 2004 relative to the same time period in 2003 primarily due to the financing of our 2003 acquisitions.

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

The credit facility includes a $265.0 million revolving facility and a $50.0 million term-loan facility.  The term-loan portion of the amended and restated credit facility matures in December 2004 and the revolving-portion matures in May 2005. At August 2, 2004, $287.0 million was outstanding, and $28.0 million was available, under the credit facility. We intend to permanently finance these assets in the near term with additional equity and long-term debt. The goal remains for us to maintain a debt-to-total capital ratio of less than 50 percent in keeping with our long-term balance sheet objectives.

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

Cash Flows

	Six Months Ended June 30,
	2004(1)	2003
	(in thousands)
Net cash provided by operating activities	$15,081	$9,878
Net cash used in investing activities	$(9,770)	$(39,379)
Net cash provided by (used in) financing activities	$(5,193)	$34,645

(1)          As restated.  See note 12.

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

•                  Our ability to refinance our outstanding debt; and

•                  Our ability to raise sufficient capital to execute our business plan through borrowing or issuing equity.

Many of such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

Item 4.  Controls and Procedures

Overview

This Form 10-Q/A reflects adjustments to the consolidated financial report for the second quarter of each of the fiscal years 2003 and 2004.  Please refer to Note 12, Restatement of Consolidated Financial Statement, to the consolidated financials statements for further information.

Restatements

The Partnership has determined that previously issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense to us attributable to the sale of subordinated partnership units and interests in the Partnership’s general partner to certain employees and directors of the Partnership’s parent company, MarkWest Hydrocarbon from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business and adjustments to accrued property taxes.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended June 30, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003.  The Partnership is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ending March 31, 2004 and September 30, 2004.

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q as amended by this Form 10-Q/A, our senior management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of June 30, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.  Through the date of the filing of this Form 10-Q/A, we have adopted remedial measures to address the deficiencies in our internal controls that existed on June 30, 2004 and have taken measures to verify the information in our financial statements.  We believe that this quarterly report on Form 10-Q as amended by this Form 10-Q/A properly reports all information required to be included in such report.

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

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: June 23, 2005	/s/ JAMES G. IVEY
James G. Ivey
Chief Financial Officer

Exhibit Number	Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.3	Chief Accounting Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.