Form 10-Q/A
period 2004-09-30
MARKWEST ENERGY PARTNERS L P
filed 2005-06-24
CIK 1166036

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
Consolidated Balance Sheets at September 30, 2004 and December 31, 2003
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003
Consolidated Statements of Other Comprehensive Income for the Three and Nine Months Ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003
Consolidated Statement of Changes in Capital for the Nine Months Ended September 30, 2004
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

Explanatory Note

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2003 and 2004 third quarter consolidated financial statements and, accordingly, this Amendment No. 1 on Form
10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Energy Partners, L.P. (the “Partnership”) on November 4, 2004 for the third quarter ended September 30, 2004.

The Partnership has determined that previously issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense in our financial statements for the sale of subordinated partnership units and interests by MarkWest Energy GP, LLC (our “general partner”) to certain employees and directors of the Partnership’s parent company, MarkWest Hydrocarbon, Inc. (“MarkWest Hydrocarbon”) from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended September 30, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003.

As discussed more fully in Note 14, Restatement of Consolidated Financial Statement, to the consolidated financial statements, we have restated our previously reported results to account for the sale by Markwest Hydrocarbon of a portion of its interests in our general partner to certain employees and directors of the general partner, and the sale by MarkWest Hydrocarbon of its subordinated units of the Partnership to certain employees and directors of MarkWest Hydrocarbon as compensatory arrangements consistent with the guidance in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Emerging Issues Task Force (“EITF”) No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by these employees and directors at the end of each reporting period.  Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses and Related Disclosure in Financial Statement of Subsidiaries, Divisions or Lesser Business Components of Another Entity, a portion of this compensation expense was allocated to the Partnership for services rendered by the employees and directors on its behalf.  These transactions were previously reflected as sales of assets.

In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business and adjustments to accrued property taxes.  Cash was also adjusted primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to an acquisition, from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  The Partnership is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ending March 31, 2004 and June 30, 2004.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2004	December 31, 2003
	(as restated, see Note 14)
ASSETS

Current assets:
Cash and cash equivalents	$12,426	$8,753
Restricted cash	550	—
Receivables, net	23,705	11,102
Receivables from affiliates	6,601	2,417
Inventories	171	1,086
Other assets	103	223
Total current assets	43,556	23,581

Property, plant and equipment	316,642	224,534
Less: Accumulated depreciation	(50,445)	(40,320)
Total property, plant and equipment, net	266,197	184,214

Intangible and other assets, net	163,209	84
Deferred financing costs, net	7,183	3,747
Deferred offering costs, net	—	995
Investment in and advances to equity investee	200	250
Total assets	$480,345	$212,871

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$23,055	$14,064
Payables to affiliates	4,528	1,524
Accrued liabilities	9,624	5,163
Risk management liability	561	373
Total current liabilities	37,768	21,124

Long-term debt	197,500	126,200
Risk management liability	—	125
Other liabilities	868	478
Commitments and contingencies

Capital:
Partners’ capital	244,770	65,442
Accumulated other comprehensive loss	(561)	(498)
Total capital	244,209	64,944
Total liabilities and capital	$480,345	$212,871

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated, see Note 14)
Revenues:
Sales to unaffiliated parties	$62,592	$18,888	$163,977	$42,741
Sales to affiliate	15,250	12,524	43,349	36,000
Total revenues	77,842	31,412	207,326	78,741

Operating expenses:
Purchased product costs	51,716	18,510	148,940	45,325
Facility expenses	8,497	5,396	21,113	14,900
Selling, general and administrative expenses	4,323	1,985	9,346	5,222
Depreciation	4,207	2,026	10,653	5,231
Amortization of intangible assets	1,400	—	1,468	—
Accretion of asset retirement obligation	13	—	13	—
Total operating expenses	70,156	27,917	191,533	70,678

Income from operations	7,686	3,495	15,793	8,063

Other income (expense):
Interest expense, net	(3,702)	(583)	(5,725)	(1,890)
Amortization of deferred financing costs	(3,056)	(264)	(3,679)	(702)
Miscellaneous income (expense)	(213)	17	(251)	51

Net income	$715	$2,665	$6,138	$5,522

Interest in net income (loss):
General partner	$(87)	$(16)	$147	$(230)
Limited partners	$802	$2,681	$5,991	$5,752

Net income per limited partner unit:
Basic	$0.10	$0.46	$0.82	$1.04
Diluted	$0.10	$0.46	$0.82	$1.03

Weighted average units outstanding:
Basic	8,163	5,783	7,315	5,543
Diluted	8,183	5,833	7,340	5,593

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated, see Note 14)
Net income	$715	$2,665	$6,138	$5,522

Other comprehensive income (loss) -
Unrealized losses on commodity derivatives accounted for as hedges	584	439	(63)	240

Comprehensive income	$1,299	$3,104	$6,075	$5,762

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(as restated, see Note 14)
Cash flows from operating activities:
Net income	$6,138	$5,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,653	5,231
Loss from sale of property, plant and equipment	180	—
Amortization of intangible assets	1,468	—
Accretion of asset retirement obligation	13	—
Amortization of deferred financing costs	3,679	702
Restricted unit compensation expense	732	554
Participation Plan compensation expense	712	408
Other	54	20
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(16,787)	3,369
Decrease in inventories	915	16
Decrease in other current assets	120	285
Increase in accounts payable and accrued liabilities	15,057	333
Net cash provided by operating activities	22,934	16,440
Cash flows from investing activities:
Increase in restricted cash	(550)	—
East Texas System acquisition	(240,607)	—
Hobbs Lateral acquisition	(2,275)	—
Capital expenditures	(12,713)	(1,934)
Pinnacle acquisition, net of cash acquired	—	(38,238)
Lubbock pipeline acquisition	—	(12,222)
Proceeds from sale of assets	148	3
Payments on financing lease receivable	133	—
Net cash used in investing activities	(255,864)	(52,391)
Cash flows from financing activities:
Payments for debt issuance costs	—	(760)
Proceeds from debt	215,600	67,600
Repayment of debt	(144,300)	(27,700)
Increase in deferred financing costs	(7,192)	—
Proceeds from secondary offerings, net	139,761	—
Proceeds from private placement of common units, net	44,156	9,764
Capital contribution from general partner	3,737	201
Contribution by Markwest Hydrocarbon	567	—
Distributions to unitholders	(15,726)	(9,557)
Net cash provided by financing activities	236,603	39,548

Net increase in cash	3,673	3,597
Cash and cash equivalents at beginning of period	8,753	2,776
Cash and cash equivalents at end of period	$12,426	$6,373

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$4,607	$1,021
Property, plant and equipment asset retirement obligation	$377	$—
Construction projects in progress obligation	$1,094	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(UNAUDITED)

(in thousands)

						Accumulated
	PARTNERS’ CAPITAL					Other
	Limited Partners				General	Comprehensive
	Common		Subordinated		Partner	Loss	Total
	Units	$	Units	$	$	$
Balance, December 31, 2003, as restated	2,814	$50,992	3,000	$13,315	$1,135	$(498)	$64,944

Proceeds from secondary offerings, net	3,497	138,766	—	—	2,826	—	141,592

Proceeds from private placement, net	1,304	44,157	—	—	901	—	45,058

Phantom unit vest	23	977	—	—	10	—	987

Contribution by Markwest Hydrocarbon, as restated	—	—	—	—	567	—	567

Participation Plan compensation expense allocated from MarkWest Hydrocarbon, as restated	—	—	—	—	712	—	712

Net income, as restated	—	3,237	—	2,752	149	—	6,138

Distributions to partners	—	(8,388)	—	(6,300)	(1,038)	—	(15,726)

Other comprehensive loss	—	—	—	—	—	(63)	(63)

Balance, September 30, 2004, as restated	7,638	$229,741	3,000	$9,767	$5,262	$(561)	$244,209

The accompanying notes are an integral part of these consolidated financial statements.

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

5.              Acquisitions

On July 30, 2004, the Partnership completed the acquisition (the “East Texas System acquisition”) of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.6 million.  The Partnership’s consolidated financial statements include the results of operations of the Carthage gathering system from July 30, 2004.  The assets acquired consist of processing plants, gathering systems, a processing facility currently under construction and an NGL pipeline to be completed in 2005.

In conjunction with the closing of the acquisition, the Partnership completed a private offering of 1,304,438 common units, at $34.50 per unit, representing approximately $45.0 million in proceeds after transaction costs of approximately $0.9 million and including a contribution from the general partner of $0.9 million to maintain its ownership interest.  In addition, The Partnership amended and restated the credit facility, increasing the maximum lending limit from $140.0 million to $315.0 million.  The credit facility included a $265.0 million revolving facility and a $50.0 million term loan facility.  The Partnership used the proceeds from the private offering and borrowings of $195.7 million under the credit facility to finance the East Texas System acquisition.

The total adjusted purchase price was $240.6 million, and was allocated as follows (in thousands):

Acquisition costs:
Cash consideration	$240,150
Direct acquisition costs	457
Total	$240,607

Allocation of acquisition costs:
Customer contracts	$164,473
Property, plant and equipment	76,767
Inventory	66
Imbalance payable	(337)
Property taxes payable	(362)
Total	$240,607

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

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the comparable period presented, as though the Pinnacle acquisition, the Western Oklahoma acquisition, the Michigan Crude Pipeline and the East Texas System acquisition each had occurred as of the beginning of the period presented. The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.   The pro forma results of operations of the Hobbs Lateral acquisition and the Lubbock Pipeline acquisition have not been presented, as they are not significant (in thousands, except per unit data).

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue(1)	$81,415	$50,133	$228,004	$155,016
Net income (loss) (1)	$1,082	$973	$6,693	$(5,764)
Net income (loss) per limited partner unit:
Basic	$0.14	$0.11	$0.79	$(0.67)
Diluted	$0.14	$0.11	$0.78	$(0.67)

(1)   As Restated.  See Note 14.

6.              Property, Plant and Equipment

The following provides composition of the Partnership’s property, plant and equipment at:

	September 30,	December 31,
	2004 (1)	2003
	(in thousands)
Property, plant and equipment:
Gas gathering facilities	$146,722	$73,424
Gas processing plants	56,277	55,888
Fractionation and storage facilities	22,496	22,160
Natural gas pipelines	39,030	38,790
Crude oil pipeline	18,499	18,352
NGL transportation facilities	4,391	4,415
Land, building and other equipment	8,217	9,664
Construction in-progress	21,010	1,841
	316,642	224,534
Less: Accumulated depreciation	(50,445)	(40,320)
Total property, plant and equipment, net	$266,197	$184,214

(1)   As Restated.  See Note 14.

7.              Intangible Assets subject to Amortization

On July 30, 2004, we completed the acquisition of American Central East Texas’ Carthage gathering system and gas processing assets located in East Texas for approximately $240.6 million.  Of the total purchase price, $164.5 million was allocated to amortizable intangible assets (i.e., customer contracts) based on the net present value of the projected cash flows. The key variables that determined the valuation of the customer contracts were the assumption of renewals, economic incentives to retain customers, historical volumes, current and future capacity of the gathering system, and pricing volatility.  The Partnership is amortizing the fair value of these customer contracts on a straight-line basis over an estimated economic life of 20 years.  The estimated economic life was determined by assessing the life of the assets to which the contracts relate, likelihood of renewals, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.  The Partnership reviews long-lived assets for potential impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.  Through September 30, 2004, the Partnership’s management believes that there have been no indications of impairment of the Partnership’s intangible assets.

The Partnership’s purchased intangible assets at September 30, 2004, are composed of (in thousands):

	Gross	2004 Accumulated Amortization	Net
Customer contracts (1-20 years) (1)	$164,677	$1,468	$163,209

Amortization expense related to purchased intangible assets was $1.5 million for the nine months ended September 30, 2004.

Estimated future amortization expense related to purchased intangible assets at September 30, 2004 is as follows (in thousands):

Year ending December 31: (1)
2004	$2,083
2005	8,267
2006	8,199
2007	8,199
2008	8,199
2009	8,199
Thereafter	120,063
$163,209

(1)   As Restated.  See Note 14.

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

11.       Incentive Compensation Plans

We have elected to continue to measure compensation costs for unit-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  In accordance with APB 25, we apply variable accounting for our plan because a phantom is an award to an employee entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right.  As a result, we are required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for our phantom unit grants using the market price of MarkWest Energy Partners’ common units on the date the units are granted.  The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted.  The phantom units vest over a stated period.  For certain employees vesting is accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on quarterly distribution goals.  If the Partnerships distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the vesting of the phantom units may not occur until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

In the first quarter and third quarters of 2004, the Partnership achieved a specified annualized distribution objective, thereby accelerating the vesting of approximately 10,800, 10,171 and 2,250 restricted units as of February 23, 2004, August 23, 2004 and September 1, 2004, respectively.  The board of directors of our general partner had approved the accelerated vesting of restricted unit grants upon the achievement of specified performance goals in October 2003. For the three months ended September 30, 2004 and 2003, we recorded compensation expense of $0.5 million and $0.1 million, respectively, related to our Long-Term Incentive Plan. For the nine months ended September 30, 2004 and 2003, we recorded compensation expense of $0.8 million and $0.6 million, respectively. These charges are included in selling, general and administrative expenses.

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

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity compensation expense related to services provided by MarkWest Hydrocarbon’s directors and employees recognized under the Participation Plan should be allocated to the Partnership.  The allocation is based on the amount of time that each employee devotes to the Partnership.  Compensation attributable to interests that were sold to individuals who serve on both our board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.  The Partnership recorded compensation expense under the Participation Plan of $0.4 million (as restated) and $0.1 million (as restated) for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, the Partnership recorded compensation expense of $0.7 million and $0.4 million, respectively.  Under the Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. (the “Partnership Agreement”), the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, with the compensation expense allocated 100% to the general partner.  These charges are included in selling, general and administrative expenses.

Assuming the compensation cost for our Long-Term Incentive Plan and the Participation Plan had been determined based on the fair-value methodology of SFAS No. 123, our net income and earnings per share would have been the same as reported on our historical consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, respectively.

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

In connection with the adoption of SFAS No. 143, we reviewed current laws and regulations governing obligations for asset retirements as well as our leases.  Based on that review, the Partnership identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.  Based on the review of the leases, the Partnership recorded an asset retirement obligation of $0.4 million during the nine months ended September 30, 2004, using an estimated average term of the leases of 25 years.  Accretion expense for the three and nine months ended September 30, 2004 was less than $0.1 million.

In accordance with SFAS No. 143, the Partnership has identified certain assets that have an indeterminate life, and thus a future retirement obligation is not determinable. These assets include certain pipelines and processing plants.  A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The asset retirement obligation associated with the Partnership’s remaining facilities was insignificant and not recognized in the financial statements.

In October 2003, the board of directors of our general partner approved a plan to shut down our existing Cobb processing facility, contingent upon the construction of a replacement facility.  Construction of the new facility is expected to be completed by the end of 2004.  During the fourth quarter of 2003, we estimated the amount of the asset retirement obligation associated with the shut down of the old Cobb facility to be $0.5 million, and, accordingly, we recorded a related accrued liability.  The following is a reconciliation of the changes in the asset retirement obligation from January 1, 2003 to September 30, 2004 (in thousands):

Asset retirement obligation as of December 31, 2003	$450
Liability accrued in connection with East Texas acquisition	377
Accretion expense	13
Asset retirement obligation as of December 31, 2004	$840

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

The accounting policies we apply in the generation of business segment information are generally the same as those described in Note 2 to the Consolidated and Combined Financial Statements in our December 31, 2003, Annual Report on Form 10-K, as amended by the 2004 Form 10-K, except that certain items below the “Income from operations” line are not allocated to business segments as they are not considered by management in their evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments. Management evaluates business segment performance based on operating income, as adjusted (“segment operating income”), in relation to capital employed. To derive capital employed, certain Partnership assets are allocated based on relative segment assets. We have no intersegment sales or asset transfers.

Revenues from MarkWest Hydrocarbon, reflected as “Affiliate”, represented 20% and 40% of our revenues for the three months ended September 30, 2004 and 2003, respectively, and 21% and 46% of our revenues for the nine months ended September 30, 2004 and 2003, respectively.

	Appalachia	Michigan	Southwest	Total
	(in thousands)
Three Months Ended September 30, 2004: (1)
Revenues:
Unaffiliated parties	$435	$3,998	$58,159	$62,592
Affiliate	15,250	—	—	15,250
Depreciation, amortization and accretion	977	1,313	3,330	5,620
Segment operating income	3,377	110	8,522	12,009
Capital expenditures	293	707	3,943	4,943
Total segment assets	48,683	55,928	375,615	480,226

Three Months Ended September 30, 2003:
Revenues:
Unaffiliated parties	$434	$3,124	$15,330	$18,888
Affiliate	12,524	—	—	12,524
Depreciation	718	588	720	2,026
Segment operating income	3,759	147	1,574	5,480
Capital expenditures	195	20	575	790
Total segment assets	48,563	35,282	58,445	142,290

The following is a reconciliation of segment operating income, as stated above, to the consolidated statements of operations, as selling, general and administrative expenses are not allocated to our Appalachia, Michigan and Southwest operations, and a reconciliation to net income:

	Three Months Ended September 30,
	2004 (1)	2003 (1)
	(in thousands)
Segment operating income	$12,009	$5,480
Selling, general and administrative expenses	4,323	1,985

Income from operations	7,686	3,495

Interest expense, net	(3,702)	(583)
Amortization of deferred financing costs	(3,056)	(264)
Miscellaneous income (expense)	(213)	17
Net income	$715	$2,665

(1)   As Restated.  See Note 14.

	Appalachia	Michigan	Southwest	Total
	(in thousands)
Nine Months Ended September 30, 2004: (1)
Revenues:
Unaffiliated parties	$1,256	$11,548	$151,173	$163,977
Affiliate	43,349	—	—	43,349
Depreciation, amortization and accretion	2,765	3,431	5,938	12,134
Segment operating income	10,307	749	14,083	25,139
Capital expenditures	1,354	1,546	9,813	12,713
Total segment assets	48,683	55,928	375,615	480,226

Nine Months Ended September 30, 2003:
Revenues:
Unaffiliated parties	$898	$9,007	$32,836	$42,741
Affiliate	36,000	—	—	36,000
Depreciation	2,149	1,762	1,320	5,231
Segment operating income	9,761	460	3,064	13,285
Capital expenditures	647	21	1,266	1,934
Total segment assets	48,563	35,282	58,445	142,290

The following is a reconciliation of segment operating income, as stated above, to the consolidated statements of operations, as selling, general and administrative expenses are not allocated to our Appalachia, Michigan and Southwest operations, and a reconciliation to net income:

	Nine Months Ended September 30,
	2004 (1)	2003 (1)
	(in thousands)
Segment operating income	$25,139	$13,285
Selling, general and administrative expenses	9,346	5,222

Income from operations	15,793	8,063

Interest expense, net	(5,725)	(1,890)
Amortization of deferred financing costs	(3,679)	(702)
Miscellaneous income (expense)	(251)	51
Net income	$6,138	$5,522

(1)   As Restated.  See Note 14.

14.       Restatement of Consolidated Financial Statement

We have determined that, in certain cases, we did not comply with generally accepted accounting principles in the preparation of our 2003 and 2004 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003.

The restatements primarily result from an allocation of compensation expense from MarkWest Hydrocarbon attributed to its sale of a portion of its subordinated Partnership units and interests in our general partner to certain of its employees and directors from 2002 through 2004.  MarkWest Hydrocarbon had historically recorded its sale of the subordinated Partnership units and interests in our general partner to certain of MarkWest Hydrocarbon’s employees and directors as a sale of an asset.  These arrangements are referred to as the Participation Plan.  However, MarkWest Hydrocarbon determined that these transactions should be accounted for as compensatory arrangements, pursuant to the guidance in APB 25, Accounting for Stock Issued to Employees and EITF 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25.  This guidance requires MarkWest Hydrocarbon to record compensation expense based on the market value of the subordinated Partnership units and the formula value of the general partner interests held by the employees and directors at the end of each reporting period.  In the process of determining the ultimate accounting treatment for these transactions, a conclusion was reached by the Partnership that a portion of compensation expense related to services provided by MarkWest Hydrocarbon’s employees and directors recognized under the Participation Plan should be allocated to the Partnership pursuant to Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity, based on the amount of time each employee devotes to the Partnership. Compensation attributable to interests that were sold to individuals who serve on both our board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.  The charge is a non-cash item that did not affect management’s determination of the Partnership’s distributable cash flow for any period, and did not affect net income attributed to the limited partners. Under the Partnership Agreement, the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, and the compensation expense is allocated 100% to the general partner.

In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business, an adjustment to record natural gas inventory at cost and adjustments to accrued property taxes.  Cash was also adjusted primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to an acquisition from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004. Other less significant adjustments and reclassifications were identified and recorded as a result of the restatement process.

All amounts in the accompanying notes have been restated for these adjustments.  The following tables present the consolidated balance sheets as of September 30, 2004 and December 31, 2003 as previously reported and as restated, and the consolidated statements of income for the three months and nine months ended September 30, 2004 and 2003 as previously reported and as restated and consolidated statement of cash flows for the nine months ended September 30, 2004 as previously reported and as restated.  The tables also reflect the amounts reported for partners capital and accumulated other comprehensive loss at September 30, 2004, the restatement adjustments and the restated amounts.  The restatement has no impact on total cash flows from operating activities, investing activities or financing activities for the nine months ended September 30, 2003.

Balance Sheet Amounts:

	September 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$13,037	$(611	)(1)	$12,426
Restricted cash	550	—		550
Receivables, net	22,419	1,286	(2)	23,705
Receivables from affiliate	6,601	—		6,601
Inventories	171	—		171
Other assets	90	13	(3)	103
Total current assets	42,868	688		43,556

Property, plant and equipment	316,823	(181	)(4)	316,642
Less: Accumulated depreciation	(51,107)	662	(5)	(50,445)
Total property, plant and equipment, net	265,716	481		266,197

Intangibles and other assets, net	162,607	602	(6)	163,209
Deferred financing costs, net	7,183	—		7,183
Investment in and advances to equity investee	200	—		200
Total assets	$478,574	$1,771		$480,345

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$21,396	$1,659	(7)	$23,055
Payables to affiliate	4,528	—		4,528
Accrued liabilities	9,873	(249	)(8)	9,624
Risk management liability	561	—		561
Total current liabilities	36,358	1,410		37,768

Long-term debt	197,500	—		197,500
Other liabilities	478	390	(9)	868
Commitments and contingencies

Capital:
Partners’ capital	244,799	(29)		244,770
Accumulated other comprehensive loss	(561)	—		(561)
Total capital	244,238	(29)		244,209
Total liabilities and capital	$478,574	$1,771		$480,345

	December 31, 2003
	As Previously Reported	Adjustment	As Restated
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$8,753	$—		$8,753
Receivables, net	11,942	(840	)(10)	11,102
Receivables from affiliate	2,417	—		2,417
Inventories	353	733	(11)	1,086
Other assets	223	—		223
Total current assets	23,688	(107)		23,581

Property, plant and equipment	224,534	—		224,534
Less: Accumulated depreciation	(40,320)	—		(40,320)
Total property, plant and equipment, net	184,214	—		184,214

Intangible and other assets, net	—	84	(12)	84
Deferred financing costs, net	3,831	(84	)(12)	3,747
Deferred offering costs, net	995	—		995
Investment in and advances to equity investee	250	—		250
Total assets	$212,978	$(107)		$212,871

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$14,064	$—		$14,064
Payables to affiliate	1,524	—		1,524
Accrued liabilities	5,163	—		5,163
Risk management liability	373	—		373
Total current liabilities	21,124	—		21,124

Long-term debt	126,200	—		126,200
Risk management liability	125	—		125
Other liabilities	478	—		478
Commitments and contingencies

Capital:
Partners’ capital	65,549	(107)		65,442
Accumulated other comprehensive loss	(498)	—		(498)
Total capital	65,051	(107)		64,944
Total liabilities and capital	$212,978	$(107)		$212,871

Income Statement Amounts:

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
Revenues:
Sales to unaffiliated parties	$61,833	$759	(13)	$62,592
Sales to affiliate	15,250	—		15,250
Total revenues	77,083	759		77,842

Operating expenses:
Purchased product costs	51,635	81	(14)	51,716
Facility expenses	8,380	117	(15)	8,497
Selling, general and administrative expenses	3,887	436	(16)	4,323
Depreciation	5,672	(1,465	)(17)	4,207
Amortization of intangible assets	—	1,400	(18)	1,400
Accretion of asset retirement obligation	—	13	(19)	13
Total operating expenses	69,574	582		70,156

Income from operations	7,509	177		7,686

Other income (expense):
Interest expense, net	(7,089)	3,387	(20)	(3,702)
Amortization of deferred financing costs	—	(3,056	)(21)	(3,056)
Miscellaneous expense	(213)	—		(213)

Net income	$207	$508		$715

Interest in net income:
General partner	$330	$(417)		$(87)
Limited partners	$(123)	$925		$802

Net income (loss) per limited partner unit:
Basic	$(0.02)	$0.12		$0.10
Diluted	$(0.02)	$0.12		$0.10

Weighted average units outstanding:
Basic	8,163			8,163
Diluted	8,183			8,183

	Three Months Ended September 30, 2003
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Revenues:
Sales to unaffiliated parties	$18,888	$—		$18,888
Sales to affiliate	12,524	—		12,524
Total revenues	31,412	—		31,412

Operating expenses:
Purchased product costs	18,510	—		18,510
Facility expenses	5,396	—		5,396
Selling, general and administrative expenses	1,883	102	(22)	1,985
Depreciation	2,026	—		2,026
Total operating expenses	27,815	102		27,917

Income from operations	3,597	(102)		3,495

Other income (expense):
Interest expense, net	(847)	264	(23)	(583)
Amortization of deferred financing costs	—	(264	)(23)	(264)
Miscellaneous income	17	—		17

Net income	$2,767	$(102)		$2,665

Interest in net income:
General partner	$86	$(102)		$(16)
Limited partners	$2,681	$—		$2,681

Net income per limited partner unit:
Basic	$0.46	$0.00		$0.46
Diluted	$0.46	$0.00		$0.46

Weighted average units outstanding:
Basic	5,783			5,783
Diluted	5,833			5,833

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
Revenues:
Sales to unaffiliated parties	$161,978	$1,999	(24)	$163,977
Sales to affiliate	43,349	—		43,349
Total revenues	205,327	1,999		207,326

Operating expenses:
Purchased product costs	146,695	2,245	(25)	148,940
Facility expenses	20,801	312	(26)	21,113
Selling, general and administrative expenses	8,611	735	(27)	9,346
Depreciation	12,343	(1,690	)(28)	10,653
Amortization of intangible assets	—	1,468	(29)	1,468
Accretion of asset retirement obligation	—	13	(30)	13
Total operating expenses	188,450	3,083		191,533

Income from operations	16,877	(1,084)		15,793

Other income (expense):
Interest expense, net	(9,891)	4,166	(31)	(5,725)
Amortization of deferred financing costs	—	(3,679	)(32)	(3,679)
Miscellaneous (expense)	(214)	(37	)(33)	(251)

Net income	$6,772	$(634)		$6,138

Interest in net income:
General partner	$858	$(711)		$147
Limited partners	$5,914	$77		$5,991

Net income per limited partner unit:
Basic	$0.81	$0.01		$0.82
Diluted	$0.81	$0.01		$0.82

Weighted average units outstanding:
Basic	7,315			7,315
Diluted	7,340			7,340

	Nine Months Ended September 30, 2003
	As Previously Reported	Adjustment		As Restated
	(in thousands)
Revenues:
Sales to unaffiliated parties	$42,741	$—		$42,741
Sales to affiliate	36,000	—		36,000
Total revenues	78,741	—		78,741

Operating expenses:
Purchased product costs	45,325	—		45,325
Facility expenses	14,900	—		14,900
Selling, general and administrative expenses	4,814	408	(34)	5,222
Depreciation	5,231	—		5,231
Total operating expenses	70,270	408		70,678

Income from operations	8,471	(408)		8,063

Other income (expense):
Interest expense, net	(2,592)	702	(35)	(1,890)
Amortization of deferred financing costs	—	(702	)(35)	(702)
Miscellaneous income	51	—		51

Net income	$5,930	$(408)		$5,522

Interest in net income:
General partner	$178	$(408)		$(230)
Limited partners	$5,752	$—		$5,752

Net income per limited partner unit:
Basic	$1.04	$0.00		$1.04
Diluted	$1.03	$0.00		$1.03

Weighted average units outstanding:
Basic	5,543			5,543
Diluted	5,593			5,593

Cash Flow Amounts:

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment		As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$6,772	$(634)		$6,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,976	(323)		10,653
Loss on sale of property, plant and equipment	180	—		180
Amortization of intangible assets	1,367	101		1,468
Accretion of asset retirement obligation	—	13		13
Amortization of deferred financing costs	3,781	(102)		3,679
Restricted unit compensation expense	732	—		732
Participation Plan compensation expense	—	712		712
Other	54	—		54
Changes in operating assets and liabilities:
Increase in receivables	(14,661)	(2,126)		(16,787)
Decrease in inventories	182	733		915
Decrease in other current assets	133	(13)		120
Increase in accounts payable and accrued liabilities	15,292	(235)		15,057
Net cash provided by operating activities	24,808	(1,874	)(36)	22,934
Cash flows from investing activities:
Increase in restricted cash	(550)	—		(550)
East Texas System acquisition	(240,607)	—		(240,607)
Hobbs Lateral acquisition	(2,275)	—		(2,275)
Capital expenditures	(13,843)	1,130		(12,713)
Pinnacle acquisition, net of cash acquired	—	—		—
Lubbock pipeline acquisition	—	—		—
Proceeds from sale of assets	148	—		148
Payments on financing lease receivable	—	133		133
Net cash used in investing activities	(257,127)	1,263	(36)	(255,864)
Cash flows from financing activities:
Proceeds from long-term debt	215,600	—		215,600
Repayment of long-term debt	(144,300)	—		(144,300)
Increase in deferred financing costs	(7,192)	—		(7,192)
Proceeds from secondary offering, net	139,761	—		139,761
Proceeds from private placement of common units, net	44,156	—		44,156
Capital contribution from general partner	3,737	—		3,737
Contribution by MarkWest Hydrocarbon	567	—		567
Distributions to unitholders	(15,726)	—		(15,726)
Net cash provided by financing activities	236,603	—		236,603

Net increase (decrease) in cash	4,284	(611	)(1)	3,673
Cash and cash equivalents at beginning of period	8,753	—		8,753
Cash and cash equivalents at end of period	$13,037	$(611)		$12,426
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$4,607	$—		$4,607
Property, plant and equipment asset retirement obligation	$—	$377		$377
Construction projects in progress obligation	$—	$1,094		$1,094

	Nine Months Ended September 30, 2003
	As Previously Reported	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$5,930	$5,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,231	5,231
Amortization of deferred financing costs	702	702
Restricted unit compensation expense	554	554
Participation Plan compensation expense	—	408
Other	20	20
Changes in operating assets and liabilities:
Increase in receivables	3,369	3,369
Decrease in inventories	16	16
Decrease in other current assets	285	285
Increase in accounts payable and accrued liabilities	333	333
Net cash provided by operating activities	16,440	16,440

Cash flows from investing activities:
Capital expenditures	(1,934)	(1,934)
Pinnacle acquisition, net of cash acquired	(38,238)	(38,238)
Lubbock pipeline acquisition	(12,222)	(12,222)
Proceeds from sale of assets	3	3
Net cash used in investing activities	(52,391)	(52,391)

Cash flows from financing activities:
Payments for debt issuance costs	(760)	(760)
Proceeds from long-term debt	67,600	67,600
Repayment of long-term debt	(27,700)	(27,700)
Proceeds from private placement of common units, net	9,764	9,764
Capital contribution from general partner	201	201
Distributions to unitholders	(9,557)	(9,557)
Net cash provided by financing activities	39,548	39,548

Net increase in cash	3,597	3,597
Cash and cash equivalents at beginning of period	2,776	2,776
Cash and cash equivalents at end of period	$6,373	$6,373
Supplemental cash flow information:
Cash paid for interest	$1,021	$1,021

Statement of Capital Amounts:

						Accumulated
	PARTNERS’ CAPITAL					Other
	Limited Partners				General	Comprehensive Loss
	Common		Subordinated		Partner
	Units	$	Units	$	$	$	Total
	(in thousands)

Balance, as previously reported, September 30, 2004	7,638	$229,751	3,000	$9,786	$5,262	$(561)	$244,238

Adjustment to net income for the year ended December 31, 2003	—	(51)	—	(54)	(2)	—	(107)

Restatement adjustment for compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	712	—	712

Adjustment to net income for the nine months ended September 30, 2004	—	41	—	35	(710)	—	(634)

Balance, as restated, September 30, 2004	7,638	$229,741	3,000	$9,767	$5,262	$(561)	$244,209

September 30, 2004 Balance Sheet

(1)                                 Cash was decreased by $0.6 million primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment of $0.2 million, intangible assets of $0.5 million and accrued property tax of $0.1 million relating to the East Texas acquisition from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.

(2)                                 Receivables, net, were increased by $1.3 million to correct the amounts recorded for accrued revenue.

(3)                                 Other assets were increased by $0.01 million primarily due to reclassifying a prepayment of 2005 maintenance fees from construction in-progress to prepaid expense.

(4)                                 Property, plant and equipment were decreased by $0.2 million primarily as a result of the following restatement adjustments:

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

•                  a decrease of $0.3 million to reclassify repair expense improperly capitalized as property, plant and equipment.

•                  an increase of $0.4 million to record an asset retirement obligation assumed in our East Texas acquisition.  We identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.

•                  an increase of $0.3 million to capitalize interest on major construction projects in progress.

•                  an increase of $0.2 million to reclassify amounts recorded for the purchase of property, plant and equipment from the East Texas acquisition from a cash clearing account.

•                  a decrease relating to miscellaneous other adjustments totaling $0.1 million.

(5)                                 Accumulated depreciation was reduced by $0.7 million to reverse the depreciation previously recorded on the Blackhawk pipeline.

(6)                                 Intangible assets were increased by $0.6 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.1 million to record an intangible asset relating to a customer contract acquired as a part of the Pinnacle acquisition.

•                  an increase of $0.5 million to reclassify the amounts recorded for the purchase of intangible assets from the East Texas acquisition from a cash clearing account.

(7)                                 Accounts payable were increased by $1.7 million to correct amounts recorded for accrued product costs.

(8)                                 Accrued liabilities were decreased by $0.3 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.3 million to correct amounts recorded for accrued product costs.

•                  a decrease of $0.1 million to correct amounts recorded for accrued property taxes.

•                  an increase of $0.1 million to reclassify the amounts recorded for accrued property taxes from the East Texas acquisition from a cash clearing account.

(9)                                 Other liabilities were increased by $0.4 million to record an asset retirement obligation assumed in our East Texas acquisition.  We identified certain land leases in East Texas that contain provisions requiring the Partnership to return the land to its original condition upon the termination of the lease.

December 31, 2003 Balance Sheet

(10)                          Accounts receivable were reduced by $0.8 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.7 million to reclassify natural gas inventory from receivables to inventory.  The inventory was previously incorrectly identified as a pipeline imbalance and was recorded as a receivable.

•                  a decrease of $0.1 million to record natural gas inventory at cost.  The inventory was previously incorrectly identified as a pipeline imbalance and was recorded at market value.

(11)                          Inventories were increased by $0.7 million to reclassify natural gas inventory from receivables to inventory.  The inventory was previously incorrectly identified as a pipeline imbalance and was recorded at market value.

(12)                          Deferred financing costs decreased by $0.1 million and intangible and other assets increased by a corresponding amount as a result of reclassifying intangible assets from deferred financing costs to a separate line item on the consolidated income statement.

Three months ended September 30, 2004 Income Statement

(13)                          Revenues for the third quarter of 2004 were increased by $0.8 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.4 million to correct the amounts recorded for accrued revenue.

•                  an increase of $0.4 million to reclassify a pipeline imbalance credit that was improperly recorded as product costs.

(14)                          Purchased product costs for the third quarter of 2004 were increased by $0.1 million primarily as a result of the following restatement adjustments:

•                  an increase of $0.4 million to reclassify a pipeline imbalance that was improperly recorded as product costs.

•                  a decrease of $0.3 million to correct amounts recorded for accrued product costs.

(15)                          Facility expense increased by $0.1 million to record repair expense improperly capitalized as property, plant and equipment.

(16)                          Selling, general and administrative expenses increased by $0.4 million for the third quarter of 2004 to reflect the compensation expense under the Participation Plan.

(17)                          Depreciation for the third quarter of 2004 were decreased by $1.5 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.1 million for the reversal of depreciation expense previously recorded on the Blackhawk pipeline.

•                  a decrease of $1.4 million to reclassify amortization of intangible assets to a separate line item on the consolidated income statement.

(18)                          Amortization of intangible assets for the third quarter of 2004 were increased by $1.4 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.4 million to reclassify amortization of intangible assets to a separate line item on the consolidated income statement.

•                  increase of $0.03 million to record amortization of a customer contract that was acquired with the Blackhawk pipeline.

(19)                          Accretion expense increased by $0.01 million to record accretion expense attributed to the asset retirement obligation assumed in our East Texas acquisition.

(20)                          Interest expense decreased by $3.4 million for the third quarter of 2004 primarily as a result of the following restatement adjustments:

•                  a decrease of $3.1 million to reclassify amortization of deferred financing costs to a separate line item on the consolidated income statement.

•                  a decrease of $0.3 million to capitalize interest expense for certain construction in progress projects.

(21)                          Amortization of deferred financing costs increased $3.1 million as a result of reclassifying the amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

Three months ended September 30, 2003 Income Statement

(22)                          Selling, general and administrative expenses increased by $0.1 million for the third quarter of 2003 to reflect compensation expense under the Participation Plan.

(23)                          Interest expense decreased by $0.3 million and the amortization of deferred financing costs increased by a corresponding amount as a result of reclassifying amortization of deferred financing costs to a separate line item on the consolidated income statement.

Nine months ended September 30, 2004 Income Statement

(24)                          Revenues for the nine months ended September 30, 2004 increased by $2.0 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.3 million to correct the amounts recorded for accrued revenue.

•                  an increase of $0.9 million to reclassify a pipeline imbalance credit that was improperly recorded as product cost.

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

(25)                          Purchased product costs for the nine months ended September 30, 2004 increased by $2.2 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.4 million to correct amounts recorded for accrued product costs.

•                  an increase of $0.9 million to reclassify a pipeline imbalance credit that was improperly recorded as product cost to revenue.

(26)                          Facility costs for the nine months ended September 30, 2004 were increased by $0.3 million primarily as a result of the following restatement adjustments:

•                  a decrease of $0.08 million to adjust the property tax accrual from estimate to actual taxes paid.

•                  an increase of $0.03 million to primarily record storage fees related to inventory the Partnership held for sale.

•                  an increase of $0.3 million to record repair expense improperly capitalized as property, plant and equipment.

(27)                          Selling, general and administrative expenses increased by $0.7 million for the nine months ended September 30, 2004 primarily as a result of recording compensation expense under the Participation Plan

(28)                          Depreciation for the nine months ended September 30, 2004 were decreased by $1.7 million primarily as a result of the following restatement adjustments:

•                  a decrease of $1.4 million to reclassify amortization of intangible assets to a separate line item on the consolidated income statement.

•                  a decrease of $0.3 million for the reversal of depreciation expense previously recorded on the Blackhawk pipeline.

(29)                          Amortization of intangible assets for the nine months ended September 30, 2004 were increased by $1.5 million primarily as a result of the following restatement adjustments:

•                  an increase of $1.4 million to reclassify amortization of intangible assets to a separate line item on the consolidated income statement.

•                  an increase of $0.1 million to record amortization of a customer contract that was acquired with the Blackhawk pipeline.

(30)                          Accretion expense increased by $0.01 million to record accretion expense attributed to our East Texas segment asset retirement obligation.

(31)                          Interest expense decreased by $4.2 million for the nine months ended September 30, 2004 primarily as a result of the following restatement adjustments:

•                  a decrease of $3.7 million to reclassify amortization of deferred financing costs to a separate line item on the consolidated income statement.

•                  a decrease of $0.1 million to reclassify the settlement of a commodity hedge from interest expense to revenue.

•                  a decrease of $0.4 million to capitalize interest expense on major construction projects in-progress.

(32)                          Amortization of deferred financing costs increased $3.7 million as a result of reclassifying the amortization of deferred financing costs from interest expense to a separate line item on the consolidated income statement.

(33)                          Miscellaneous income decreased by $0.04 million to reflect an additional adjustment relating to the financing lease adjustment for the Blackhawk pipeline.

Nine months ended September 30, 2003 Income Statement

(34)                          Selling, general and administrative expense increased by $0.4 million to reflect the compensation expense under the Participation Plan.

(35)                          Interest expense decreased by $0.7 million and amortization of deferred financing costs increased by a corresponding amount as a result of reclassifying amortization of deferred financing costs to a separate line item on the consolidated income statement.

Nine months ended September 30, 2004 Cash Flow Statement

(36)                          Net cash provided by operating activities decreased by $1.3 million, after an adjustment to cash of $0.6 million, and cash flows from investing activities increased by a corresponding amount to adjust obligations for construction projects in process, to reflect a portion of amounts received under the lease for the Blackhawk pipeline as payments on the financing lease receivable, capitalization of interest expense and an adjustment to record repair expense improperly capitalized as property, plant and equipment.  Cash was adjusted by $0.6 million primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment of $0.2 million, intangible assets of $0.5 million and accrued property tax of $0.1 million relating to the East Texas acquisition from cash to those respective accounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 5, 2005, management, after discussion with the Audit Committee of our Board of Directors, determined that previously issued financial statements for the years ended December 31, 2002 and 2003 and for each of the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense to us attributable to the sale of subordinated partnership units and interests in the Partnership’s general partner to certain employees and directors of MarkWest Hydrocarbon that occurred during 2002, 2003 and 2004.  In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment, adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business, an adjustment to record natural gas inventory at cost and adjustments to accrued property taxes.  Cash was also adjusted to reclassify amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to the East Texas acquisition from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  All amounts reported in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are as restated, unless otherwise stated.

Refer to Note 14, Restatement of Consolidated Financial Statement, to the consolidated financial statements in Part 1, Item 1 of this Form 10-Q/A for further information regarding the restatement of our previously issued financial statements.

Management Overview of the Three and Nine Months Ended September 30, 2004

We reported net income for the three months ended September 30, 2004, of $0.7 million, or $0.10 per diluted limited partner unit, compared to net income of $2.7 million, or $0.46 per diluted limited partner unit, for the third quarter of 2003.  Interest expense increased significantly for the quarter, driven by our late 2003 acquisitions and our recent acquisition of the East Texas System.  For the nine months ended September 30, 2004, the Partnership reported net income of $6.1 million, or $0.82 per diluted limited partner unit, compared to net income of $5.5 million or $1.03 per diluted limited partner unit, for the nine months ended September 30, 2003.

Income from operations for the third quarter more than doubled, increasing by $4.2 million relative to the same time period last year.  Interest expense and the amortization of deferred financing costs increased by $5.9 million, of which $2.8 million was due to write-off and amortization of deferred financing costs relating to the amended and restated credit facility entered into on July 30, 2004.  The balance of the increase in interest expense is attributable to greater debt levels compared to 2003 and higher interest rates.

Year-to-date net income increased by $0.6 million over the comparable prior period, driven by the same combination of factors impacting the third quarter comparisons.  Income from operations also nearly doubled, increasing by $7.7 million.  Year-to-date net income increased over the comparable prior period primarily due to the strong contributions of our 2003 and 2004 acquisitions.

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

For the nine months ended September 30, 2004, we generated the following percentages of our revenues and gross margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenues	17%	15%	22%	46%	100%
Gross Margin	60%	10%	12%	18%	100%

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

Since our initial public offering, we have completed six acquisitions for an aggregate amount of approximately $352.9 million of assets. These six acquisitions include:

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

(7)          We acquired our Arapaho (OK) processing plant in December 2003.

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

	Three Months Ended September 30,		Change
	2004	2003	$	%
	(dollars in thousands)
	(as restated)(1)	(as restated)(1)
Revenues:
Sales to unaffiliated parties	$62,592	$18,888	$43,704	231%
Sales to affiliate	15,250	12,524	2,726	22%
Total revenues	77,842	31,412	46,430	148%

Operating expenses:
Purchased product costs	51,716	18,510	33,206	179%
Facility expenses	8,497	5,396	3,101	57%
Selling, general and administrative	4,323	1,985	2,338	118%
Depreciation	4,207	2,026	2,181	108%
Amortization of intangible assets	1,400	—	1,400	NA
Accretion of asset retirement obligation	13	—	13	NA
Total operating expenses	70,156	27,917	42,239	151%

Income from operations	7,686	3,495	4,191	120%

Other income (expense):
Interest expense, net	(3,702)	(583)	(3,119)	535%
Amortization of deferred financing costs	(3,056)	(264)	(2,792)	1,058%
Other income (expense)	(213)	17	(230)	(1,353)%

Net income	$715	$2,665	$(1,950)	(73)%

(1)   As Restated.  See Note 14.

Revenues.  Revenues increased during the three months ended September 30, 2004, relative to the same time period in 2003 primarily due to our 2003 and 2004 acquisitions.

Purchased Product Costs. Purchased product costs increased during the three months ended September 30, 2004, relative to the same time period in 2003 primarily due to our 2003 and 2004 acquisitions, which increased purchased product costs approximately $30.7 million. The remainder of the increase is principally attributable to price and volume increases for our Appalachia NGL product sales.

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

Depreciation. Depreciation increased during the three months ended September 30, 2004, relative to the same time period in 2003 primarily due to our 2003 and 2004 acquisitions, which increased depreciation by approximately $2.9 million for the quarter. Additionally, commencing January 1, 2004, we accelerated the depreciation of our Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from twenty years to fifteen years to more closely match expected lives of reserves behind our facilities.

Amortization of intangible assets.  Amortization of intangible assets increased during the three months ended September 30, 2004, relative to the same time period in 2003 primarily due to our East Texas acquisition, which increased our intangible assets by $164.5 million.

Interest Expense. Interest expense increased during the three months ended September 30, 2004, relative to the same time period in 2003 primarily due to increased debt levels resulting from the financing of our late 2003 and 2004 acquisitions.

Amortization of deferred financing costs.  Amortization of deferred financing costs increased during the three months ended September 30, 2004, relative to the same time period in 2003 due to the re-financing of our credit facility in July 2004 resulting from our East Texas acquisition.  Additionally, we incurred approximately $1.0 million in accelerated amortization of deferred financing costs with the re-financing of our credit facility.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

	Nine Months Ended September 30,		Change
	2004	2003	$	%
	(dollars in thousands)
	(as restated)(1)	(as restated)(1)
Revenues:
Sales to unaffiliated parties	$163,977	$42,741	$121,236	284%
Sales to affiliate	43,349	36,000	7,349	20%
Total revenues	207,326	78,741	128,585	163%

Operating expenses:
Purchased product costs	148,940	45,325	103,615	229%
Facility expenses	21,113	14,900	6,213	42%
Selling, general and administrative	9,346	5,222	4,124	79%
Depreciation	10,653	5,231	5,422	104%
Amortization of intangible assets	1,468	—	1,468	NA
Accretion of asset retirement obligation	13	—	13	NA
Total operating expenses	191,533	70,678	120,855	171%

Income from operations	15,793	8,063	7,730	96%

Other income (expense):
Interest expense, net	(5,725)	(1,890)	(3,835)	203%
Amortization of deferred financing costs	(3,679)	(702)	(2,977)	424%
Other income (expense)	(251)	51	(302)	(592)%

Net income	$6,138	$5,522	$616	11%

(1)           As Restated.  See Note 14.

Revenues.  Revenues increased during the first nine months of 2004 relative to the same time period in 2003 primarily due to our 2003 and 2004 acquisitions.

Purchased Product Costs. Purchased product costs increased during the first nine months of 2004 relative to the same time period in 2003 primarily due to our 2003 and 2004 acquisitions, which increased purchased product costs approximately $96.3 million. The remainder of the increase is primarily attributable to price and volume increases for our Appalachia NGL product sales.

Facility Expenses. Facility expenses increased approximately $6.2 million during the first nine months of 2004 relative to the same time period in 2003 primarily due to our 2003 and 2004 acquisitions. Reductions in expenses of approximately $0.5 million at our historical Michigan operations, due to reduced throughput and general reductions in operating and maintenance expense, partially offset the increase from our late 2003 and 2004 acquisitions.

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

Depreciation. Depreciation increased during the first nine months of 2004 relative to the same time period in 2003 primarily due to our 2003 and 2004 acquisitions, which increased depreciation by approximately $3.5 million. Additionally, commencing January 1, 2004, we accelerated the depreciation of our Michigan gathering pipeline and processing plant by reducing the estimated useful lives of the related assets from twenty years to fifteen years to more closely match expected lives of reserves behind our facilities.

Amortization of intangible assets.  Amortization of intangible assets increased during the nine months ended September 30, 2004, relative to the same time period in 2003 primarily due to our East Texas acquisition, which increased our intangible assets by $164.5 million.

Interest Expense. Interest expense increased during the first nine months of 2004 relative to the same time period in 2003 primarily due to increased debt levels resulting from the financing of our 2003 and 2004 acquisitions.

Amortization of deferred financing costs.  Amortization of deferred financing costs increased during the three months ended September 30, 2004, relative to the same time period in 2003 due to the re-financing of our credit facility in July 2004 resulting from our East Texas acquisition.  Additionally, we incurred approximately $1.0 million in accelerated amortization of deferred financing costs with the refinancing of our credit facility.

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

Cash generated from operations, borrowings under our credit facility and funds from our private and public equity offerings are our primary sources of liquidity. We believe that funds from these sources will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures.  Our ability to fund additional acquisitions will likely require the issuance of additional common units, the expansion of our credit facility, additional debt financing or a combination of all three.  In the event that we desire or need to raise additional capital, we cannot guarantee that additional funds will be available at times or on terms favorable to us. Our desire to raise additional funds could also directly and adversely affect our unitholders' investment in our common units. When a partnership raises funds by issuing common units through additional public offerings, the percentage ownership of the existing unitholders of that partnership is reduced or diluted. If we raise funds in the future by issuing additional common units, unitholders may experience dilution in the value of their units.

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

Total Contractual cash obligations.  A summary of our total contractual cash obligations as of September 30, 2004, is as follows (in thousands):

Type of Obligation	Total Obligation	Due in 2004-2005	Due in 2006-2007	Thereafter
Operating Leases	$7,295	$4,269	$2,285	$741
Debt	197,500	—	—	197,500
Total	$204,795	$4,269	$2,285	$198,241

Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
	(as restated)(1)
Net cash provided by operating activities	$22,934	$16,440
Net cash used in investing activities	$(255,864)	$(52,391)
Net cash provided by financing activities	$236,603	$39,548

(1)           As Restated.  See Note 14.

Net cash provided by operating activities for the nine months ended September 30, 2004, increased relative to the same period from the prior year primarily due to an increase in working capital from our 2003 and 2004 acquisitions.  The increase is also attributable to an increase in our net income.

Net cash used in investing activities for the nine months ended September 30, 2004, increased relative to the same period from the prior year primarily due to the acquisition of our East Texas System in July 2004 for $240.6 million. In addition, the Partnership used cash of $12.7 million for capital expenditures.

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

Recent Accounting Pronouncements

On March 31, 2004, the Emerging Issues Task Force issued EITF No. 03-6 which clarifies the computation of earnings per share in SFAS No. 128 for companies that have issued securities other than common stock that entitle the holder to participate in the company's declared dividends and earnings.  The consensus states that securities should be included in basic earnings per share calculations when the holder is entitled to receive dividends rather than if the holder is entitled to receive earnings or value upon redemption of the securities or liquidation of assets.  The effective date of EITF No. 03-6 is the first fiscal period beginning after March 31, 2004, and requires restatement of prior period information.  Implementation of the consensus had no effect on the financial results and resulted in no change in earnings per share for the three month and nine month periods ending September 30, 2004, and 2003.

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

The Michigan Crude Pipeline is not currently subject to the jurisdiction of the FERC.  If a shipper sought to challenge the jurisdictional status of this pipeline, however, FERC could determine that transportation on this pipeline is within its jurisdiction under the Interstate Commerce Act, thereby requiring us to file a tariff and cost-based rates for such transportation with FERC.  While no shipper has filed a formal complaint, one shipper on the Michigan Crude Pipeline has contacted FERC to complain about the transportation rates and question the jurisdictional status of the pipeline.  FERC requested that we and the shipper resolve the dispute.  If we are unable to successfully resolve this dispute or any future dispute over the jurisdictional status of the Michigan Crude Pipeline, it could become subject to FERC regulation, and the cost of compliance with that regulation could adversely affect our profitability.

Item 4.  Controls and Procedures

Overview

This Form 10-Q/A reflects adjustments to the consolidated financial report for the third quarter of each of the fiscal years 2003 and 2004.  Please refer to Note 14, Restatement of Consolidated Financial Statement, to the consolidated financials statements for further information.

Restatements

The Partnership has determined that previously issued financial statements for the years 2002 and 2003 and the first three quarters of 2003 and 2004 should be restated to reflect the allocation of compensation expense to us attributable to the sale of subordinated partnership units and interests in the Partnership’s general partner to certain employees and directors of the Partnership’s parent company, MarkWest Hydrocarbon from 2002 through 2004 and for an error in accounting for natural gas inventory in the fourth quarter of 2003.  In addition, certain other adjustments have also been recorded to correct other errors in the financial statements for the first three quarters of 2004, including adjustments to accruals for revenue and purchased product costs, adjustments for cost improperly capitalized as property and equipment adjustments to properly record capitalized interest on major construction projects in process, adjustments to record as a financing lease, a lease agreement previously entered into by an acquired business and adjustments to accrued property taxes.  Cash was also adjusted primarily as a result of reclassifying amounts recorded for the purchase of property, plant and equipment, intangible assets and accrued property tax relating to an acquisition from cash to those respective accounts.  Initially, the purchase of those assets were recorded to a cash clearing account until the purchase price was settled in the fourth quarter of 2004.  Other less significant adjustments and reclassifications were identified and recorded in conjunction with the restatement process.  The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended September 30, 2004, its Annual Report on Form 10-K for the year ended December 31, 2004, which includes restated financial statements for the years ended December 31, 2002 and 2003. The Partnership is also filing contemporaneously with this Form 10-Q/A, its quarterly reports on Form 10-Q/A for the quarterly periods ending March 31, 2004 and June 30, 2004.

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q as amended by this Form 10-Q/A, our senior management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective, as of September 30, 2004, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.  Through the date of the filing of this Form 10-Q/A, we have adopted remedial measures to address the deficiencies in our internal controls that existed on September 30, 2004 and have taken measures to verify the information in our financial statements.  We believe that this quarterly report on Form 10-Q as amended by this Form 10-Q/A properly reports all information required to be included in such report.

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

(1)          Filed as an exhibit to the Registrants’ Form 8-K/A dated July 30, 2004 and filed on September 13, 2004.

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

(1)          Filed as an exhibit to the Registrants’ Form 8-K/A dated July 30, 2004 and filed on September 13, 2004.