Form 10-Q
period 2005-06-30
MARKWEST ENERGY PARTNERS L P
filed 2005-08-09
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-31239

MARKWEST ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	27-0005456
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

155 Inverness Drive West, Suite 200, Englewood, CO  80112-5000

(Address of principal executive offices)

Registrant’s telephone number, including area code:  303-290-8700

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

The number of the registrant’s Common and Subordinated Units outstanding at July 31, 2005, were 7,642,697 and 3,000,000, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 (unaudited)
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)
Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)
Consolidated Statements of Changes in Capital for the Six Months Ended June 30, 2005 (unaudited)
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)
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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,203	$24,263
Receivables, net of allowance for doubtful accounts of $247 and $211, respectively	34,054	41,890
Receivables from affiliate	2,416	5,846
Inventories	228	449
Other assets	535	511
Total current assets	50,436	72,959

Property, plant and equipment	369,770	335,430
Less: Accumulated depreciation	(63,540)	(54,795)
Total property, plant and equipment, net	306,230	280,635

Other Assets:
Investment in Starfish Pipeline Company, LLC	42,009	—
Investment in and advances to equity investee	207	177
Intangibles and other assets, net of accumulated amortization of $7,809 and $3,619, respectively	157,812	162,001
Deferred financing costs, net of accumulated amortization of $6,711 and $5,630, respectively	12,619	13,650
Total other assets	212,647	175,828
Total assets	$569,313	$529,422

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$27,645	$35,695
Payables to affiliate	5,954	7,003
Accrued liabilities	15,339	19,329
Fair value of derivative instruments	285	385
Total current liabilities	49,223	62,412

Senior notes	225,000	225,000
Long-term debt	65,000	—
Other liabilities	883	868
Commitments and contingencies (note 10)

Capital:
General partner	5,280	5,160
Limited partners:
Common unitholders (7,643 and 7,642 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively)	218,797	227,483
Subordinated unitholders (3,000 units issued and outstanding at June 30, 2005 and December 31, 2004)	5,406	8,813
Accumulated other comprehensive loss	(276)	(314)
Total capital	229,207	241,142
Total liabilities and capital	$569,313	$529,422

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Three Months Ended June 30,
	2005	2004
Revenues:
Sales to unaffiliated parties	$88,254	$51,854
Sales to affiliate	14,706	13,805
Total revenues	102,960	65,659

Operating expenses:
Purchased product costs	73,862	49,371
Facility expenses	11,360	6,326
Selling, general and administrative expenses	6,311	2,125
Depreciation	4,576	3,301
Amortization of intangible assets	2,095	34
Accretion of asset retirement and lease obligations	9	—
Total operating expenses	98,213	61,157

Income from operations	4,747	4,502

Other expense:
Earnings from unconsolidated affiliates	990	—
Interest income	63	14
Interest expense	(4,558)	(915)
Amortization of deferred financing costs	(497)	(315)
Miscellaneous expense	(74)	(24)

Net income	$671	$3,262

Interest in net income:
General partner	$286	$235
Limited partners	$385	$3,027

Net income per limited partner unit:
Basic	$0.04	$0.43
Diluted	$0.04	$0.43

Weighted average units outstanding:
Basic	10,643	6,998
Diluted	10,677	7,024

The accompanying notes are an integral part of these consolidated financial statements.

	Six Months Ended June 30,
	2005	2004
Revenues:
Sales to unaffiliated parties	$162,086	$101,385
Sales to affiliate	30,511	28,099
Total revenues	192,597	129,484

Operating expenses:
Purchased product costs	134,647	97,224
Facility expenses	20,691	12,616
Selling, general and administrative expenses	10,950	5,023
Depreciation	8,902	6,446
Amortization of intangible assets	4,190	68
Accretion of asset retirement and lease obligations	19	—
Total operating expenses	179,399	121,377

Income from operations	13,198	8,107

Other expense:
Earnings from unconsolidated affiliates	990	—
Interest income	130	21
Interest expense	(8,232)	(2,044)
Amortization of deferred financing costs	(972)	(623)
Miscellaneous expense	(178)	(38)

Net income	$4,936	$5,423

Interest in net income:
General partner	$205	$234
Limited partners	$4,731	$5,189

Net income per limited partner unit:
Basic	$0.44	$0.75
Diluted	$0.44	$0.75

Weighted average units outstanding:
Basic	10,643	6,886
Diluted	10,675	6,914

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$671	$3,262	$4,936	$5,423
Other comprehensive income (loss) - unrealized gain (loss) on commodity derivative instruments accounted for as hedges	216	(526)	67	(647)
Comprehensive income	$887	$2,736	$5,003	$4,776

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(UNAUDITED)

(in thousands)

PARTNERS’ CAPITAL

						Accumulated
	Limited Partners					Other
	Common		Subordinated		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Loss	Total
Balance, December 31, 2004	7,642	$227,483	3,000	$8,813	$5,160	$(314)	$241,142

Capital contribution by MarkWest Energy GP, LLC	—	—	—	—	405	—	405

Common units issued for vested restricted units	1	36	—	—	—	—	36

Common unit registration costs	—	(45)	—	—	—	—	(45)

Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	1,769	—	1,769

Net income	—	3,398	—	1,333	205	—	4,936

Distributions to partners	—	(12,075)	—	(4,740)	(2,259)	—	(19,074)

Other comprehensive income	—	—	—	—	—	38	38

Balance, June 30, 2005	7,643	$218,797	3,000	$5,406	$5,280	$(276)	$229,207

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,936	$5,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,902	6,446
Amortization of intangible assets	4,190	68
Amortization of deferred financing costs	972	623
Accretion of asset retirement and lease obligations	19	—
Restricted unit compensation expense	665	344
Participation Plan compensation expense	1,769	276
Undistributed earnings from unconsolidated affiliates	(351)	—
Unrealized gain on derivative instruments	(62)	—
Gain on sale of property, plant and equipment	(24)	(8)
Other	—	18
Changes in operating assets and liabilities:
(Increase) decrease in receivables	7,836	(6,298)
(Increase) decrease in receivables from affiliates	3,430	(1,236)
Decrease in inventories	221	836
(Increase) decrease in other current assets	(24)	47
Increase (decrease) in accounts payable, accrued liabilities and other liabilities	(15,676)	7,287
Increase (decrease) in payables to affiliates	(1,049)	1,255
Net cash provided by operating activities	15,754	15,081

Cash flows from investing activities:
Starfish acquisition	(41,688)	—
Hobbs Lateral acquisition	—	(2,275)
Capital expenditures	(31,386)	(7,770)
Proceeds from sale of assets	24	138
Payments on financing lease receivable	—	133
Other	—	4
Net cash used in investing activities	(73,050)	(9,770)

Cash flows from financing activities:
Proceeds from long-term debt	65,000	3,000
Repayment of long-term debt	—	(43,000)
Payment of deferred financing costs and registration costs	(95)	—
Proceeds from secondary offering, net of offering costs	—	44,915
Capital contributions from MarkWest Energy GP, LLC	405	—
Distributions to unitholders	(19,074)	(10,108)
Net cash provided by (used in) financing activities	46,236	(5,193)

Net increase (decrease) in cash	(11,060)	118
Cash and cash equivalents at beginning of period	24,263	8,753
Cash and cash equivalents at end of period	$13,203	$8,871

Supplemental cash flow information:
Construction projects in-progress obligation	$3,003	$179
Cash paid for interest, net of amounts capitalized	$8,013	$2,077

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

MarkWest Energy Partners, L.P. (“MarkWest Energy Partners” or the “Partnership”), was formed on January 25, 2002, as a Delaware limited partnership.  The Partnership and its wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C. (the “Operating Company”), were formed to acquire, own and operate most of the assets, liabilities and operations of its parent company, MarkWest Hydrocarbon, Inc.’s (“MarkWest Hydrocarbon”) midstream business.  Through its majority ownership of the Partnership’s general partner, MarkWest Energy, GP, L.L.C. (the “general partner”), MarkWest Hydrocarbon controls and conducts its operations. The Partnership is engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil.  The Partnership is a processor of natural gas in the northeastern United States, processing gas from the Appalachian Basin and from Michigan.  Through seven acquisitions completed during 2003, 2004 and 2005, the Partnership has expanded its natural gas gathering, processing and transmission geographic coverage to the southwest United States.  The Partnership is not a taxable entity because of its partnership structure.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  The year-end consolidated balance sheet data was derived from audited financial statements.  In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. You should read these consolidated financial statements and notes thereto along with the audited financial statements and notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K.  Results for the six months ended June 30, 2005, are not necessarily indicative of results for the full year 2005 or any other future period.

3.     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment.  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after December 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Partnership will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123(R).  The Partnership has not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.   An entity is required to

recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated.  FIN No. 47 permits, but does not require, restatement of interim financial information.  The provisions of FIN No. 47 are effective for reporting periods ending after December 15, 2005.  The Partnership has not yet assessed the impact of adopting FIN No. 47 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Partnership’s consolidated financial statements.

4.            Incentive Compensation Plans

The Partnership has elected to continue to measure compensation costs for unit-based employee compensation plans as prescribed by APB No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  In accordance with APB No. 25, the Partnership applies variable accounting for its plan because a phantom unit is an award to an employee entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right. As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for the Partnership’s phantom unit grants using the market price of MarkWest Energy Partners’ common units on the date the units are granted. The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested unit awards.  The phantom units vest over a stated period.  For certain employees vesting is accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on quarterly distribution goals.  If the Partnership’s distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the vesting of any restricted units may not occur until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

During the three and six months ended June 30, 2005, the Partnership achieved a specified annualized distribution goal, thereby accelerating the vesting of 750 and 1,000 phantom units, respectively.  750 units were issued in exchange for vested phantom units and 250 units were acquired in the open market and exchanged for vested phantom units.  In the first quarter of 2004, the Partnership also achieved a specified annualized distribution goal, thereby accelerating the vesting of 10,932 phantom units as of February 23, 2004.  10,800 units were issued in exchange for the vested phantom units and 132 phantom units were settled for cash.  During the three months ended June 30, 2005 and 2004, the Partnership granted 6,700 and 5,500 phantom units, respectively.  During the six months ended June 30, 2005 and 2004, the Partnership granted 14,639 and 8,000 phantom units, respectively.  2,500 phantom units were forfeited in the first quarter of 2004 and 943 phantom units were forfeited in the second quarter of 2004. No phantom units were forfeited in the first six months of 2005.  For the three months ended June 30, 2005, the Partnership recorded compensation expense of $0.5 million and for the three months ended June 30, 2004, the Partnership recorded income of $0.1 million related to its Long-Term Incentive Plan, including amounts related to accelerated vesting.  For the six months ended June 30, 2005 and 2004, the Partnership recorded compensation expense of $0.7 million and $0.3 million, respectively.  These charges are included in selling, general and administrative expenses.

MarkWest Hydrocarbon also has entered into arrangements with certain employees and directors of MarkWest Hydrocarbon.  These arrangements are referred to as the Participation Plan.  Under the Participation Plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership and interests in the Partnership’s general partner to employees and directors of MarkWest Hydrocarbon under a purchase and sale agreement.  In accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, the Participation Plan is accounted for as a variable plan.  Compensation expense for the subordinated units is measured as the difference in the market value of the subordinated Partnership units and the amount paid by those individuals.  Compensation related to the general partner interest is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests which is derived from the current market value of the Partnership’s common units and the quarterly distributions previously paid.  The difference is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested interests awarded.  Increases or decreases in the market value of the subordinated units and the formula value of the general partner interests between the date they are acquired and the end of each reporting period result in a change in the measure of compensation, which is reflected currently in operations.

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity compensation expense related to services provided by MarkWest Hydrocarbon’s directors and employees recognized under the Participation Plan should be allocated to the Partnership.  The allocation is based on the amount of time that each employee devotes to the Partnership.  Compensation attributable to interests that were sold to individuals who serve on both the general partner’s board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.  Total interests in the Partnership’s general partner sold to the directors and employees in the three months ended March 31, 2005, were 0.4% for approximately $0.2 million.  The Partnership recorded compensation expense under the Participation Plan of $0.8 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively.  In addition, for the six months ended June 30, 2005 and 2004, the Partnership recorded compensation expense under the Participation Plan of $1.8 million and $0.3 million, respectively.  Under the Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. (the “Partnership Agreement”), the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, with the compensation expense allocated 100% to the general partner.  These charges are included in selling, general and administrative expenses.

Assuming the compensation cost for the Long-Term Incentive Plan and the Participation Plan had been determined based on the fair-value methodology of SFAS No. 123, compensation expense recognized for the three and six months ended June 30, 2005 and 2004, would have been the same.

5.  Earnings Per Share

Basic earnings per unit was computed by dividing net income allocated to the limited partners by the weighted average number of units outstanding for the three and six months ended June 30, 2005 and 2004, respectively.  The computation of diluted earnings per unit further assumes the dilutive effect of phantom units outstanding.

The following are the number of units used to compute the basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Basic earnings per unit:
Weighted average limited partner units outstanding	10,643	6,998	10,643	6,886

Diluted earnings per unit:
Weighted average limited partner units outstanding	10,643	6,998	10,643	6,886
Dilutive effect of phantom units outstanding	34	26	32	28
Diluted units	10,677	7,024	10,675	6,914

6.     Acquisitions

Starfish Acquisition

On March 31, 2005, the Partnership completed the acquisition of a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”) from an affiliate of Enterprise Products Partners L.P. for $41.7 million.  Starfish is a joint venture with Enbridge Offshore Pipelines LLC, which the Partnership accounts for utilizing the equity method.  Starfish owns the Federal Energy Regulatory Commission regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and southwestern Louisiana.

East Texas System Acquisition

On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas (the “East Texas System”) for approximately $240.7 million.  The Partnership’s consolidated financial statements include the results of operations of the East Texas System from July 30, 2004.

The assets acquired consist of gathering systems and a processing facility and an NGL pipeline currently under construction to be completed in 2005.

In conjunction with the closing of the acquisition, the Partnership completed a private offering of 1,304,438 common units, at $34.50 per unit, representing approximately $45.0 million in proceeds after transaction costs of approximately $0.9 million and including a contribution from the general partner of $0.9 million to maintain its ownership interest.  In addition, the Partnership amended and restated its credit facility, increasing its maximum lending limit from $140.0 million to $315.0 million.  The credit facility included a $265.0 million revolving facility and a $50.0 million term loan facility.  The Partnership used the proceeds from the private offering and borrowings of $195.7 million under the credit facility to finance the East Texas System acquisition.

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

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2005 and 2004, as though the East Texas acquisition and the Starfish acquisition had occurred on January 1, 2004. The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per unit amounts)
Revenue	$102,960	$74,907	$192,597	$146,590
Net income	$671	$3,335	$5,098	$5,168
Net income - limited partners	$385	$3,102	$5,163	$4,947

Net income per limited partner unit:
Basic	$0.04	$0.36	$0.49	$0.59
Diluted	$0.04	$0.36	$0.48	$0.59

Weighted average units outstanding:
Basic	10,643	8,506	10,643	8,394
Diluted	10,677	8,550	10,675	8,422

7.     Property, Plant and Equipment

Property, plant and equipment consists of:

	June 30,	December 31,
	2005	2004
	(in thousands)

Gas gathering facilities	$182,843	$160,763
Gas processing plants	58,617	56,239
Fractionation and storage facilities	22,778	22,112
Natural gas pipelines	38,167	38,167
Crude oil pipelines	19,447	18,499
NGL transportation facilities	4,425	4,381
Land, building and other equipment	6,838	6,510
Construction in-progress	36,655	28,759
	369,770	335,430
Less:Accumulated depreciation	(63,540)	(54,795)
Total property, plant and equipment, net	$306,230	$280,635

The Partnership capitalized interest on construction in progress, including amortization of deferred financing costs, of $0.4 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively, and $1.0 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

8.     Related Party Transactions

Affiliated revenues in the consolidated statements of operations consist of service fees and NGL product sales.  The Partnership has entered into a number of contracts with MarkWest Hydrocarbon as follows:

•                  A gas processing agreement pursuant to which MarkWest Hydrocarbon delivers to the Partnership all natural gas it receives from third party producers for processing at the Partnership’s processing plants. MarkWest Hydrocarbon pays MarkWest Energy Partners a monthly fee based on the natural gas volumes delivered to it for processing.

•                  A transportation agreement pursuant to which MarkWest Hydrocarbon delivers most of its NGLs to the Partnership for transportation through the Partnership’s pipeline to its Siloam fractionator. MarkWest Hydrocarbon pays the Partnership a monthly fee based on the number of gallons delivered to the Partnership for transportation.

•                  A fractionation agreement pursuant to which MarkWest Hydrocarbon delivers most of its NGLs to the Partnership for unloading, fractionation, loading and storage at the Partnership’s Siloam facility. MarkWest Hydrocarbon pays MarkWest Energy Partners a monthly fee based on the number of gallons delivered to it for fractionation, an annual storage fee, and a monthly fee based on the number of gallons of NGLs unloaded.

•                  A natural gas liquids purchase agreement pursuant to which MarkWest Hydrocarbon receives and purchases, and the Partnership delivers and sells, all of the NGL products it produces pursuant to the Partnership’s gas processing agreement with a third party.  Under the terms of this agreement, MarkWest Hydrocarbon pays the Partnership a purchase price equal to the proceeds it receives from the resale to third parties of such NGL products.  This contract also applies to any other NGL products the Partnership acquires. MarkWest Energy Partners retains a percentage of the proceeds attributable to the sale of the NGL products it produces pursuant to its agreement with a third party, and remits the balance of the proceeds from such NGL products sales to this third party.

Under the Services Agreement, MarkWest Hydrocarbon is continuing to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other corporate services. The Partnership reimburses MarkWest Hydrocarbon monthly for the selling, general and administrative support allocated by them to the Partnership.   The Partnership reimbursed MarkWest Hydrocarbon approximately $2.4 million and $1.1 million for the three months ended June 30, 2005 and 2004, and $4.9 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively for selling, general and administrative expenses incurred on its behalf.

The Partnership is also reimbursing MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses.  These costs are reflected in facility expenses in the statement of operations and totaled $2.7 million and $1.9 million for the three months ended June 30, 2005 and 2004, and $5.3 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively.  The Partnership has no employees.

In Michigan, the Partnership assumed the Midstream Business’s existing third party contracts.  As a result, MarkWest Energy Partners gathers and processes gas directly for those third parties. The Partnership receives 100% of all fee and percent-of-proceeds consideration for the first 10,000 Mcf/d that is gathered in Michigan.  MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income earned on Michigan pipeline throughput in excess of 10,000 Mcf/d, calculated quarterly.  There was no net profit interest payable for the three and six months ended June 30, 2005.  For the three and six months ended June 30, 2004, MarkWest Hydrocarbon’s net profit interest was $0.1 million and $0.3 million, respectively, which amounts are included in facility expenses.

9.            Distribution to Unitholders

On January 20, 2005, the Partnership declared a cash distribution of $0.78 per common and subordinated unit for the quarter ended December 31, 2004. The $9.3 million distribution, including $1.0 million distributed to the general partner, was paid on February 11, 2005, to unitholders of record as of February 2, 2005.

On April 27, 2005, the Partnership declared a cash distribution of $0.80 per common and subordinated unit for the quarter ended March 31, 2005. The $9.8 million distribution, including $1.3 million distributed to the general partner, was paid on May 16, 2005, to unitholders of record as of May 10, 2005.

On July 21, 2005, the Partnership declared a cash distribution of $0.80 per common and subordinated unit for the quarter ended June 30, 2005. The $9.8 million distribution, including $1.3 million to be distributed to the general partner, will be paid on August 15, 2005, to unitholders of record as of August 9, 2005.

10.       Segment Information

In accordance with the manner in which the Partnership manages its business, including the allocation of capital and evaluation of business segment performance, the Partnership reports its operations in the following geographical segments: (1) East Texas, through MarkWest Energy East Texas Gas Company, L.P. and MarkWest Pipeline Company, L.P. (gathering and processing assets) (2) Oklahoma, through MarkWest Western Oklahoma Gas Company, L.L.C. (Foss Lake gathering system and Arapaho processing plant) (3) Other Southwest, through MarkWest Power Tex L.P. (Powertex pipeline), MarkWest Pinnacle L.P. (Pinnacle gathering assets), MarkWest PNG Utility L.P. (Lake Whitney lateral), MarkWest Texas PNG Utility L.P. (Rio Nogales lateral), MarkWest Blackhawk L.P. (Borger lateral) and MarkWest New Mexico L.P. (Hobbs lateral) (4) Appalachia, through MarkWest Energy Appalachia, L.L.C. (Kenova, Boldman, Maytown, Cobb and Kermit processing plants, NGL pipelines, a fractionation facility and storage facilities) (5) Michigan, through Basin Pipeline, L.L.C. and West Shore Processing Company, L.L.C. (gas gathering and processing) and MarkWest Michigan Pipeline Company, L.L.C. (crude oil transportation).

The accounting policies the Partnership applies in the preparation of business segment information are generally the same as those described in Note 2 to the Consolidated and Combined Financial Statements in the Partnership’s December 31, 2004, Annual Report on Form 10-K, except that certain items below the “Income from operations” line are not allocated to business segments as they are not considered by management in their evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments. Management evaluates business segment performance based on operating income before selling, general and administrative expenses.

Revenue from MarkWest Hydrocarbon is reflected as revenue from Affiliates.

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Total
	(in thousands)
Three Months Ended June 30, 2005:
Revenues:
Affiliate	$—	$—	$—	$14,706	$—	$14,706
Unaffiliated parties	19,003	43,337	22,302	405	3,207	88,254
Total Revenues	19,003	43,337	22,302	15,111	3,207	102,960
Purchased product costs	6,517	38,847	18,987	8,660	851	73,862
Facility expenses	2,731	1,146	955	5,113	1,415	11,360
Depreciation	1,145	556	878	828	1,169	4,576
Amortization of intangible assets	2,061	—	34	—	—	2,095
Accretion of asset retirement and lease obligations	7	—	2	—	—	9
Operating income (loss) before selling, general and administrative expenses	$6,542	$2,788	$1,446	$510	$(228)	$11,058
Capital expenditures	$9,080	$3,012	$1,821	$605	$14	$14,532
Total segment assets	$306,586	$60,134	$100,728	$48,468	$53,397	$569,313

Three Months Ended June 30, 2004:
Revenues:
Affiliate	$—	$—	$—	$13,805	$—	$13,805
Unaffiliated parties	—	31,022	16,758	442	3,632	51,854
Total Revenues	—	31,022	16,758	14,247	3,632	65,659
Purchased product costs	—	28,563	13,199	6,705	904	49,371
Facility expenses	—	647	824	3,467	1,388	6,326
Depreciation	—	521	792	930	1,058	3,301
Amortization of intangible assets	—	—	34	—	—	34
Operating income before selling, general and administrative expenses	$—	$1,291	$1,909	$3,145	$282	$6,627
Capital expenditures	$—	$2,233	$2,579	$735	$699	$6,246
Total segment assets	$—	$59,364	$52,039	$49,786	$59,060	$220,249

The following is a reconciliation of operating income before selling, general and administrative expenses to net income:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Total operating income before selling, general and administrative expenses	$11,058	$6,627
Selling, general and administrative expenses	6,311	2,125
Income from operations	4,747	4,502

Earnings from unconsolidated affiliates	990	—
Interest income	63	14
Interest expense	(4,558)	(915)
Amortization of deferred financing costs	(497)	(315)
Miscellaneous expense	(74)	(24)
Net income	$671	$3,262

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Total
	(in thousands)
Six Months Ended June 30, 2005:
Revenues:
Affiliate	$—	$—	$—	$30,511	$—	$30,511
Unaffiliated parties	33,730	80,595	40,457	942	6,362	162,086
Total Revenues	33,730	80,595	40,457	31,453	6,362	192,597
Purchased product costs	10,114	71,322	33,714	17,913	1,584	134,647
Facility expenses	5,066	2,074	1,963	8,870	2,718	20,691
Depreciation	2,157	1,082	1,694	1,645	2,324	8,902
Amortization of intangible assets	4,122	—	68	—	—	4,190
Accretion of asset retirement and lease obligation	15	—	4	—	—	19
Operating income (loss) before selling, general and administrative expenses	$12,256	$6,117	$3,014	$3,025	$(264)	$24,148
Capital expenditures	$21,932	$3,774	$3,154	$1,447	$104	$30,411
Total segment assets	$306,586	$60,134	$100,728	$48,468	$53,397	$569,313

Six Months Ended June 30, 2004:
Revenues:
Affiliate	$—	$—	$—	$28,099	$—	$28,099
Unaffiliated parties	—	59,740	33,274	821	7,550	101,385
Total Revenues	—	59,740	33,274	28,920	7,550	129,484
Purchased product costs	—	55,383	26,188	13,832	1,821	97,224
Facility expenses	—	1,456	1,818	6,370	2,972	12,616
Depreciation	—	1,013	1,527	1,788	2,118	6,446
Amortization of intangible assets	—	—	68	—	—	68
Operating income before selling, general and administrative expenses	$—	$1,888	$3,673	$6,930	$639	$13,130
Capital expenditures	$—	$2,897	$2,973	$1,061	$839	$7,770
Total segment assets	$—	$59,364	$52,039	$49,786	$59,060	$220,249

The following is a reconciliation of operating income before selling, general and administrative expenses to net income:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Total operating income before selling, general and administrative expenses	$24,148	$13,130
Selling, general and administrative expenses	10,950	5,023
Income from operations	13,198	8,107

Earnings from unconsolidated affiliates	990	—
Interest income	130	21
Interest expense	(8,232)	(2,044)
Amortization of deferred financing costs	(972)	(623)
Miscellaneous expense	(178)	(38)
Net income	$4,936	$5,423

11.  Commitments and Contingencies

Legal

The Partnership and several of its affiliates were served earlier this year with several complaints for recovery for property and personal injury damages sustained as a result of a pipeline rupture and ensuing explosion and fire occurring November 8, 2004 in a NGL pipeline owned by a third party, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The pipeline transported NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator.  A subsequent ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The cause of the rupture and resulting explosion and fire is being investigated by the pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety and the Partnership.

While investigation into the incident continues, at this time the Partnership believes that it has adequate insurance coverage for third-party property damage and personal injury liability resulting from the incident.

The Partnership, in the ordinary course of business, is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Lease Obligations

The Partnership has various non-cancelable operating lease agreements for equipment expiring at various times through fiscal 2015. The Partnership’s minimum future lease payments under these operating leases as of June 30, 2005, are as follows (in thousands):

Remainder of 2005	$2,056
2006	3,199
2007	1,224
2008	375
2009	281
2010 and thereafter	449
Total	$7,584

The Partnership also has commitments to purchase equipment of $1.4 million at June 30, 2005.

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

•                  The difficulty in comparing our results of operations across periods because of our acquisition activity; and

•                  The nature of our relationship with MarkWest Hydrocarbon, Inc.

Our Contracts

                We generate the majority of our revenues and gross margin (defined as revenues less purchased product costs) from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation. In our current areas of operations, we have a variety of contract types.  In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. While all of these services constitute midstream energy operations, we provide services under the following types of arrangements:

•                  Fee-based arrangements.  Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, processing, and transmission of natural gas, transportation, fractionation and storage of NGLs, and gathering and transportation of crude oil. The revenue we earn from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices.  In certain cases, our arrangements provide for minimum annual payments. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues from these arrangements would be reduced.

•                  Percent-of-proceeds arrangements.  Under percent-of-proceeds arrangements, we generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGLs at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, we deliver an agreed upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices. Generally, under these types of arrangements, our revenues and gross margins increase as natural gas prices and NGL prices increase, and our revenues and gross margins decrease as natural gas prices and NGL prices decrease.

•                  Percent-of-index arrangements.  Under percent-of-index arrangements, we generally purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. We then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price. With respect to (1) and (3) above, the gross margins we realize under the arrangements decrease in periods of low natural gas prices because these gross margins are based on a percentage of the index price. Conversely, our gross margins increase during periods of high natural gas prices.

•                  Keep-whole arrangements.  Under keep-whole arrangements, we gather natural gas from the producer, process the natural gas and sell the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements, our revenues and gross margins increase as the price of NGLs increases relative to the price of natural gas, and our revenues and gross margins decrease as the price of natural gas increases relative to the price of NGLs.

•                  Settlement margin.  Typically, we are allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed line losses.  To the extent our gathering systems are operated more efficiently than specified per contract allowance, we are entitled to retain the difference for our own account.

•                  Condensate sales.  During the gathering process, thermodynamic forces contribute to changes in operating conditions of the natural gas flowing through the pipeline infrastructure. As a result, hydrocarbon dew points are reached, causing condensation of hydrocarbons in the high-pressure pipelines.  Condensate collected in the system is sold at a monthly crude-oil index based price, and the proceeds are retained.

In our current areas of operations, we have a combination of contract types and a limited number of keep-whole arrangements.  In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above.  The terms of our contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements.  Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common and other market factors.  Any change in mix will impact our financial results.

At June 30, 2005, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts.  At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable.  In addition, approximately half, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low processing margin environment.  Because of our ability to operate the plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, our overall keep-whole contract exposure is limited to a portion of the operating costs of the plant.

For the six months ended June 30, 2005, we generated the following percentages of our revenues and gross margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenues	17%	11%	32%	40%	100%
Gross Margin	55%	4%	32%	9%	100%

(1)          Includes other types of arrangements tied to NGL prices.

(2)          Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)          Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

Impact of Recent Acquisitions on Comparability of Financial Results

In reading the discussion of our historical results of operations, you should be aware of the impact of our recent acquisitions, which fundamentally impact the comparability of our results of operations over the periods discussed.

Since our initial public offering, we have completed seven acquisitions for an aggregate purchase price of approximately $396.1 million. Four of these acquisitions occurred in 2003 and are included in the results of operations for all periods presented.  These four acquisitions include:

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

•                                          The western Oklahoma acquisition, which closed December 1, 2003, for consideration of $38.0 million; and

•                                          The Michigan Crude Pipeline acquisition, which closed December 18, 2003, for consideration of $21.3 million.

The Hobbs acquisition closed April 1, 2004, for consideration of $2.3 million.  It is reflected in results of operations for the three months ended June 30, 2004, and only three months of activity are reflected in the six months ended June 30, 2004.

The East Texas acquisition closed on July 30, 2004, for consideration of $240.7 million.  It is not reflected in results of operations for the three and six months ended June 30, 2004.

The Starfish acquisition closed on March 31, 2005, for consideration of $41.7 million.  As a result, the acquisition is not reflected in our results of operations in 2004.  It is reflected in results of operations for the three months ended June 30, 2005, and only three months of activity are reflected in the six months ended June 30, 2005.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon to acquire most of its natural gas gathering and processing assets  and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains our largest customer and, for the six months ended June 30, 2005, accounted for 16% of our revenues and 22% of our gross margin.  This represents a decrease from the year ended December 31, 2004, during which MarkWest Hydrocarbon accounted for 20% of our revenues and 33% of our gross margin. We expect to continue to derive a significant portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future. At June 30, 2005, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 25% interest in the Partnership, consisting of 2,495,374 subordinated limited partner units, which represents a 23% interest in the Partnership, and 98% of the general partner, which owns a 2% interest in the Partnership.

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

Management Overview of the Quarter ended June 30, 2005

We reported net income of $0.7 million for the three months ended June 30, 2005, or $0.04 per diluted limited partner unit, compared to net income of $3.3 million, or $0.43 per diluted limited partner unit, for the second quarter of 2004.

The deterioration in second quarter net income compared to 2004 was primarily attributed to:

•                  Expenses incurred in our testing and repair program on the Appalachian Liquids Pipeline System (ALPS) as well as additional trucking costs for moving product while the line is out of service.

•                  Decreased liquids fractionation in Appalachia, primarily due to upstream interruptible customer curtailments in 2005.

•                  Increased selling, general and administrative expense related to ongoing audit and compliance requirements and non-cash compensation expense.

•                  Reduced throughput volumes on our systems in Michigan.

•                  Higher interest expense related to increased borrowing to fund acquisitions.

On the positive side these items were partially offset by the following:

•                  The addition of our East Texas assets.  We did not acquire these assets until the third quarter of 2004.

•                  The addition of our interest in Starfish Gathering Company, LLC, which we acquired in the first quarter of 2005.

•                  Improved gathering volumes on our Appleby and Western Oklahoma systems compared to the prior year.

•                  Improved processing margins relative to the prior year.

•                  Higher NGL and gas prices on our equity gallons and volumes.

The ALPS incremental trucking costs, testing and repairs expenses for the quarter totaled $2.3 million.  The ALPS expenses mentioned above will continue into the third quarter as we test and repair additional segments of the pipeline.

Second quarter results also include an approximate $0.8 million non-cash charge associated with the compensation expense under the Participation Plan, whereby compensation expense is allocated to the Partnership from its parent company, MarkWest Hydrocarbon, for the sale of interests in the Partnership’s general partner to certain of their employees and directors.  This represents a $0.7 million increase over the second quarter of 2004.

On July 21, 2005, the board of directors of the general partner of the Partnership declared the Partnership’s quarterly cash distribution of $0.80 per unit for the first quarter of 2005.  The second quarter distribution is payable August 15, 2005 to unitholders of record on August 9, 2005

Results of Operations

Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating Data:
Southwest:
East Texas (1)
Gathering systems throughput (Mcf/d)	323,000	NA	305,000	NA
NGL product sales (gallons)	26,222,000	NA	50,596,000	NA

Oklahoma
Foss Lake gathering systems throughput (Mcf/d)	70,000	63,000	69,000	59,000
Arapaho NGL product sales (gallons)	16,457,000	8,317,000	31,674,000	16,512,000

Other
Appleby gathering systems throughput (Mcf/d)	32,000	25,000	30,000	25,000
Other gathering systems throughput (Mcf/d)	16,000	15,000	17,000	17,000
Lateral throughput volumes (Mcf/d) (2)	91,000	119,000	72,000	74,000

Appalachia:
Natural gas processed for a fee (Mcf/d) (3)	192,000	197,000	200,000	202,000
NGLs fractionated for a fee (Gal/day)	421,000	480,000	441,000	469,000
NGL product sales (gallons)	10,154,000	11,001,000	20,919,000	21,927,000

Michigan:
Natural gas processed for a fee (Mcf/d)	6,800	12,200	6,900	13,000
NGL product sales (gallons)	1,493,000	2,390,000	3,056,000	5,103,000
Crude oil transported for a fee (Bbl/d)	14,200	14,700	14,200	14,700

(1)          We acquired our East Texas System in late July 2004.  Volumes are for the periods of time since we acquired the facility in 2004.

(2)          We acquired our Lubbock pipeline (a/k/a the Power-tex Lateral Pipeline) in September 2003 and our Hobbs lateral pipeline in April 2004.  The Lubbock and Hobbs pipelines are the only laterals we own that produce revenue on a per-unit-of-throughput basis.  We receive a flat fee from our other lateral pipelines and, consequently, the throughput data from these lateral pipelines is excluded from this statistic.

(3)          Includes throughput from our Kenova, Cobb, and Boldman processing plants.

Segment Reporting

Our five geographical segments are: East Texas, Oklahoma, Other Southwest, Appalachia and Michigan.  The segment information in this MD&A consists of information that we capture by segment, except that certain items below the “Operating Income” line are not allocated to our business segments as they are not considered by management in their evaluation of business unit performance.  In addition, general and administrative expenses are not allocated to individual business segments since management evaluates each business segment based on operating income before selling, general and administrative expenses.  The segment information appearing in Note 9, Segment Information, to the consolidated financial statements is presented on a basis consistent with the Partnership’s internal management reporting, in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  As a result of our recent acquisitions, segment information for the three and six months ended June 30, 2004 has been reaggregated to conform to the current period presentation.

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

East Texas

	Three Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$19,003	$—	NA

Operating expenses:
Purchased product costs	6,517	—	NA
Facility expenses	2,731	—	NA
Depreciation	1,145	—	NA
Amortization of intangible assets	2,061	—	NA
Accretion of asset retirement obligation	7	—	NA
Total operating expenses before selling, general and administrative expenses	12,461	—	NA

Income from operations before selling, general and administrative expenses	$6,542	$—	NA

Revenues, Purchased Product Costs, Facility Expenses, Depreciation, Amortization of Intangible Assets, Accretion of Asset Retirement Obligation.  The Partnership acquired the East Texas System on July 30, 2004 and as a result there is no comparative financial information.

Oklahoma

	Three Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$43,337	$31,022	40%

Operating expenses:
Purchased product costs	38,847	28,563	36%
Facility expenses	1,146	647	77%
Depreciation	556	521	7%
Total operating expenses before selling, general and administrative expenses	40,549	29,731	36%

Income from operations before selling, general and administrative expenses	$2,788	$1,291	116%

Revenues.  Revenues increased 40% during the three months ended June 30, 2005 relative to the comparable period in 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices positively impacting condensate sales and higher liquids revenue from ethane recovery and sale in the second quarter of 2005 versus ethane rejection in 2004.

Purchased Product Costs.  Purchased product costs increased 36% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily as a result of an increase in purchased volumes and price increases.

Facility Expenses.  Facility expenses increased 77% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily due to an increase in utility and maintenance expense incurred with the expansion of our Oklahoma systems.

Depreciation.  Depreciation expense increased 7% during the three months ended June 30, 2005 relative to the comparable period in 2004 due to the addition of compressors to our Butler compressor station and additional well connections in the field.

Other Southwest

	Three Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$22,302	$16,758	33%

Operating expenses:
Purchased product costs	18,987	13,199	44%
Facility expenses	955	824	16%
Depreciation	878	792	11%
Amortization of intangible assets	34	34	0%
Accretion of lease obligation	2	—	NA
Total operating expenses before selling, general and administrative expenses	20,856	14,849	40%

Income from operations before selling, general and administrative expenses	$1,446	$1,909	(24)%

Revenues.  Revenues increased 33% during the three months ended June 30, 2005 relative to the comparable period in 2004 due to a 25% increase in natural gas volumes, primarily on the Appleby gathering system, along with an increase in natural gas prices.

Purchased Product Costs.  Purchased product costs increased 44% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily due to increased volumes and prices on the Appleby gathering systems.  The increase is also due to system losses in May and June on the Appleby systems.

Facility Expenses.  Facility expenses increased 16% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily as a result of increased compressor maintenance and rent expense due to additional compressors on the Appleby systems.

Depreciation.  Depreciation expense increased 11% during the three months ended June 30, 2005 relative to the same period in 2004 due to new compression assets added to the Appleby systems during 2004 and early 2005.

Appalachia

	Three Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues:
Sales to unaffiliated parties	$405	$442	(8)%
Sales to affiliate	14,706	13,805	7%
Total revenues	15,111	14,247	6%

Operating expenses:
Purchased product costs	8,660	6,705	29%
Facility expenses	5,113	3,467	47%
Depreciation	828	930	(11)%
Total operating expenses before selling, general and administrative expenses	14,601	11,102	32%

Income (loss) from operations before selling, general and administrative expenses	$510	$3,145	(84)%

Revenues.  Revenues increased 6% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily as a result of the effect of an increase in the sales price for our Maytown natural gas liquids of approximately $2.1 million offset by the effect of a decline in volumes processed and (or) fractionated of $1.2 million.

Purchased Product Costs.  Purchased product costs increased 29% during the three months ended June 30, 2005 relative to the comparable period in 2004 due to a $0.178 per gallon price increase which resulted in an increase in product costs of $1.9 million.  The remainder of the increase is attributable to trucking costs of approximately $0.7 million incurred to transport product from our Maytown and Boldman plants to our Siloam fractionation plant as a result of the November 2004 pipeline failure.   These increases were offset in part by a reduction in volume of $0.6 million.

Facility Expenses.  Facility expenses increased 47% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily due to pipeline inspection costs and repairs of $1.6 million necessitated by the November 2004 pipeline failure.

Depreciation.  Depreciation expense decreased 11% during the three months ended June 30, 2005 relative to the comparable period in 2004 due to accelerated Cobb plant depreciation recorded in the second quarter of 2004.

Michigan

	Three Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$3,207	$3,632	(12)%

Operating expenses:
Purchased product costs	851	904	(6)%
Facility expenses	1,415	1,388	2%
Depreciation	1,169	1,058	10%
Total operating expenses before selling, general and administrative expenses	3,435	3,350	3%

Income (loss) from operations before selling, general and administrative expenses	$(228)	$282	(181)%

Revenues.  Revenues decreased 12% during the three months ended June 30, 2005 relative to the comparable period in 2004.  The reduction is primarily due to lower natural gas transport and processing volumes and, consequently, corresponding reductions in natural gas liquids sales volumes resulting from reduced throughput volumes on the natural gas wells on our systems.

Purchased Product Costs.  Purchased product costs decreased 6% during the three months ended June 30, 2005 relative to the comparable period in 2004 due to a reduction in volumes available for natural gas liquids processing from production shortfalls.

Facility Expenses.  Facility expenses increased 2% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily due to unaccounted for pipeline losses.

Depreciation.  Depreciation expense increased 10% during the three months ended June 30, 2005 relative to the comparable period in 2004 due to 2004 crude oil pipeline and equipment additions depreciated in 2005.

Consolidated Financial Information

	Three Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Segment operating income	$11,058	$6,627	67%
Selling, general and administrative expense	6,311	2,125	197%

Income from operations	4,747	4,502	5%

Earnings from unconsolidated affiliates	990	—	NA
Interest income	63	14	350%
Interest expense	(4,558)	(915)	398%
Amortization of deferred financing costs	(497)	(315)	58%
Miscellaneous expense	(74)	(24)	208%

Net (loss)	$671	$3,262	(79)%

Selling, General and Administrative Expense.  Selling, general and administrative expenses (“SG&A”) increased 197% during the three months ended June 30, 2005 relative to the comparable period in 2004 as a result of an increase in audit and Sarbanes Oxley related costs of $1.4 million.  The addition of our East Texas acquisition added approximately $0.5 million to our SG&A costs.  Compensation expense from the Participation Plan increased SG&A by $0.7 million, from $0.1 million in 2004 to $0.8 million in 2005.  In addition, outside legal and financial consulting services costs of $0.6 million and insurance adjustments of $0.4 million contributed to the increase in SG&A expenses.

Earnings from unconsolidated affiliates.  Earnings from unconsolidated affiliates during the three months ended June 30, 2005 increased as a result of the March 31, 2005 Starfish acquisition.

Interest Income.  Interest income increased 350% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily due to an increase in interest earned on cash equivalents.

Interest Expense.  Interest expense increased 398% during the three months ended June 30, 2005 relative to the comparable period in 2004 primarily due to increased debt levels resulting from the financing of our 2004 and 2005 acquisitions.  In October 2004, we issued $225.0 million in senior notes and have borrowed $65.0 million under our credit facility during 2005.

Amortization of Deferred Financing Costs.  We amortized approximately $0.5 million of deferred financing costs related to debt issuance costs incurred to finance our acquisitions.  The increase in 2005 relative to the comparable period in 2004 is attributable to the debt refinancing completed in the second half of 2004 as well as an increase in deferred financing costs as a result of the increase in our debt level.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

East Texas

	Six Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$33,730	$—	NA

Operating expenses:
Purchased product costs	10,114	—	NA
Facility expenses	5,066	—	NA
Depreciation	2,157	—	NA
Amortization of intangible assets	4,122	—	NA
Accretion of asset retirement obligation	15	—	NA
Total operating expenses before selling, general and administrative expenses	21,474	—	NA

Income from operations before selling, general and administrative expenses	$12,256	$—	NA

Revenues, Purchased Product Costs, Facility Expenses, Depreciation, Amortization of Intangible Assets, Accretion of Asset Retirement Obligation.  The Partnership acquired the East Texas System on July 30, 2004 and as a result there is no comparative financial information.

Oklahoma

	Six Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$80,595	$59,740	35%

Operating expenses:
Purchased product costs	71,322	55,383	29%
Facility expenses	2,074	1,456	42%
Depreciation	1,082	1,013	7%
Total operating expenses before selling, general and administrative expenses	74,478	57,852	29%

Income from operations before selling, general and administrative expenses	$6,117	$1,888	224%

Revenues.  Revenues increased 35% during the first half of 2005 relative to the comparable period in 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices positively impacting condensate sales and higher liquids revenues from ethane recovery and sale in 2005 versus ethane rejection in 2004.

Purchased Product Costs.  Purchased product costs increased 29% during the first half of 2005 relative to the comparable period in 2004 primarily as a result of increased gas prices, throughput volumes and the increased costs associated with being in ethane recovery in 2005.

Facility Expenses.  Facility expenses increased 42% during the first half of 2005 relative to the comparable period in 2004 primarily due to an increase in utility and maintenance expense incurred with the expansion of our Oklahoma systems.  The increase was also attributed to an increase in salaries for field personnel.

Depreciation.  Depreciation expense increased 7% during the first half of 2005 relative to the comparable period in 2004 due to the addition of compressors to our Butler compressor station and additional well connections in the field.

Other Southwest

	Six Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$40,457	$33,274	22%

Operating expenses:
Purchased product costs	33,714	26,188	29%
Facility expenses	1,963	1,818	8%
Depreciation	1,694	1,527	11%
Amortization of intangible assets	68	68	0%
Accretion of lease obligation	4	—	NA
Total operating expenses before selling, general and administrative expenses	37,443	29,601	26%

Income from operations before selling, general and administrative expenses	$3,014	$3,673	(18)%

Revenues.  Revenues increased 22% during the first half of 2005 relative to the comparable period in 2004 due to a 21% increase in natural gas volumes on the Appleby and Edwards gathering systems offset by the effect of a one-time inventory sale on the PowerTex system in February 2004.

Purchased Product Costs.  Purchased product costs increased 29% during the first half of 2005 relative to the comparable period in 2004 primarily due to increased volumes and prices on the Appleby gathering systems.

Facility Expenses.  Facility expenses increased 8% during the first half of 2005 relative to the comparable period in 2004 primarily due to higher site repairs and maintenance at our Appleby facility and increases in labor costs. These increased costs were partially offset by decreased operating expenses in 2005 due to the sale of the Dublin Ranch and Willow Lake systems.

Depreciation.  Depreciation expense increased 11% during the first half of 2005 relative to the same period in 2004 due to new assets added to the Appleby systems during 2004 and the first quarter of 2005.

Appalachia

	Six Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues:
Sales to unaffiliated parties	$942	$821	15%
Sales to affiliate	30,511	28,099	9%
Total revenues	31,453	28,920	9%

Operating expenses:
Purchased product costs	17,913	13,832	30%
Facility expenses	8,870	6,370	39%
Depreciation	1,645	1,788	(8)%
Total operating expenses before selling, general and administrative expenses	28,428	21,990	29%

Income from operations before selling, general and administrative expenses	$3,025	$6,930	(56)%

Revenues.  Revenues increased 9% during the first half of 2005 relative to the comparable period in 2004 as a result of a 25% increase in the sales price for our Maytown natural gas liquids, or $3.9 million.  The price increase was offset, in part, by a volume decrease of 16%, or $1.4 million.

Purchased Product Costs.  Purchased product costs increased 30% during the first half of 2005 relative to the comparable period in 2004 due to a $0.161 per gallon increase in product costs associated with the Maytown percent-of-proceeds contract.  The remainder of the increase is attributable to trucking costs incurred to transport product from our Maytown and Boldman plants to our Siloam fractionation plant as a result of the November 2004 pipeline failure.

Facility Expenses.  Facility expenses increased 39% during the first half of 2005 relative to the comparable period in 2004 primarily due to pipeline inspection costs and repairs of approximately $2.1 million necessitated by the November 2004 pipeline failure.

Depreciation.  Depreciation expense decreased 8% during the first half of 2005 relative to the comparable period in 2004 due to accelerated Cobb plant depreciation recorded in 2004 in anticipation of plant replacement in 2005.

Michigan

	Six Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$6,362	$7,550	(16)%

Operating expenses:
Purchased product costs	1,584	1,821	(13)%
Facility expenses	2,718	2,972	(9)%
Depreciation	2,324	2,118	10%
Total operating expenses before selling, general and administrative expenses	6,626	6,911	(4)%

Income (loss) from operations before selling, general and administrative expenses	$(264)	$639	(141)%

Revenues.  Revenues decreased 16% during the first half of 2005 relative to the comparable period in 2004 due to lower natural gas transport and processing volumes and, consequently, corresponding reductions in natural gas liquids sales volumes resulting from reduced well production on our systems.

Purchased Product Costs.  Purchased product costs decreased 13% during the first half of 2005 relative to the comparable period in 2004 due to reduced natural gas liquids production purchases stemming from production declines.

Facility Expenses.  Facility expenses decreased 9% during the first half of 2005 relative to the comparable period in 2004 primarily due to a decrease of $0.3 million in the amount of net profit interest paid to MarkWest Hydrocarbon.  MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly pipeline throughput in excess of 10,000 Mcf/d.  As throughput was below 10,000 Mcf/d for the first half of 2005, there was no net profit interest payable to MarkWest Hydrocarbon.

Depreciation.  Depreciation expense increased 10% during the first half of 2005 relative to the comparable period in 2004 due to 2004 crude oil pipeline and equipment additions depreciated in 2005.

Consolidated Financial Information

	Six Months Ended June 30,		Change
	2005	2004	%
	(in thousands)
Segment operating income	$24,148	$13,130	84%
Selling, general and administrative expense	10,950	5,023	118%

Income from operations	13,198	8,107	63%

Earnings from unconsolidated affiliates	990	—	NA
Interest income	130	21	519%
Interest expense	(8,232)	(2,044)	303%
Amortization of deferred financing costs	(972)	(623)	56%
Miscellaneous expense	(178)	(38)	368%

Net income	$4,936	$5,423	(9)%

Selling, General and Administrative Expense.  SG&A increased 118% during the first half of 2005 relative to the comparable period in 2004 as a result of an increase in audit and Sarbanes Oxley related costs of $2.1 million.  The addition of our East Texas acquisition added approximately $0.9 million to our SG&A costs.  The allocation of compensation expense from the Participation Plan increased SG&A by $1.5 million, from $0.3 million in 2004 to $1.8 million in 2005.  In addition, outside legal and financial consulting services costs of $0.9 million and insurance adjustments of $0.5 million contributed to the increase in SG&A expenses.

Earnings from unconsolidated affiliates.  Earnings from unconsolidated affiliates during the first half of 2005 increased as a result of the March 31, 2005 Starfish acquisition.

Interest Income.  Interest income increased 519% during 2005 relative to the same period in 2004 primarily due to an increase in interest earned on cash equivalents.

Interest Expense.  Interest expense increased 303% during 2005 relative to the same period in 2004 primarily due to increased debt levels resulting from the financing of our 2004 and 2005 acquisitions.  In October 2004, we issued $225.0 million in senior notes and have borrowed $65.0 million under our credit facility during 2005.

Amortization of Deferred Financing Costs.  During the first half of 2005, we amortized approximately $1.0 million of deferred financing costs related to debt issuance costs incurred to finance our acquisitions.  The increase in 2005 relative to the same period in 2004 is attributable to debt refinancing completed in the last half of 2004 as well as an increase in deferred financing costs as a result of the increase in our debt level.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Liquidity and Capital Resources

Our primary source of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions) is cash flow from operations.  Based on current volume, price and expense assumptions, we expect cash flow from operations and borrowings under our credit facility to fund our planned capital expenditures in 2005.  The public and institutional markets have been our principal source of capital to finance a significant amount of our growth (including acquisitions).  During the first quarter of 2005, we borrowed $40.0 million from our credit facility to finance the acquisition of a 50% non-operating membership interest in Starfish Pipeline Co. LLC.  Starfish owns the FERC regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and southwestern Louisiana.  During the first half of 2005, we spent $30.4 million on capital expenditures, primarily for the construction of a new processing plant and gathering systems in East Texas to handle our future contractual commitments.

The Partnership’s $200.0 million credit facility was established to fund capital expenditures and acquisitions, working capital requirements (including letters of credit) and distributions to unitholders. Advances to fund distributions to unitholders may not exceed $0.50 per outstanding unit in any 12-consecutive-month period. To date there have been no advances to fund distributions to unitholders. At June 30, 2005, the Partnership had borrowed $40.0 million to finance its investment in Starfish and an additional $25.0 million to fund capital expenditures.  As of June 30, 2005, $16.0 million was available under the credit facility based on the covenants used to calculate the available borrowing capacity on a quarterly basis assuming the available amount had been borrowed at the beginning of the testing period.  The Partnership’s credit facility matures on October 23, 2009.

In connection with the Partnership credit facility, we are subject to a number of restrictions on our business, including restrictions on our ability to grant liens on assets; make or own certain investments; enter into any swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make acquisitions; engage in other business; enter into capital or operating leases; engage in transactions with affiliates; make distributions on equity interests; declare or make, directly or indirectly any restricted payment and other usual and customary covenants.

The Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have $225.0 million in senior notes at a fixed rate of 6.875% outstanding at June 30, 2005.  The notes mature on November 2, 2014. Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The proceeds from these notes were used to pay down our outstanding debt under our credit facility in October 2004.

The indenture governing the senior notes limits the activity of the Partnership and its restricted subsidiaries.  The provisions of such indenture places limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investment; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interest of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

The Partnership has agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 26, 2005) and, as a consequence is incurring an interest rate penalty of 0.5%, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.

In addition, the indenture governing our outstanding senior notes contains restrictions on our ability to make cash distributions.  Under the indenture, we are restricted from making distributions (a “Restricted Payment”) if at the time of making the Restricted Payment, a default or an event of default has occurred and is continuing.  The Partnership’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the first quarter of 2005 within the time periods specified in the Securities and Exchange Commission’s rules and regulations constituted a default under the indenture, and the failure to file the Form 10-K within thirty days after April 8, 2005, the date that the Partnership received notice of default from the indenture trustee, constituted an event of default under the indenture.  On May 16, 2005, the Partnership paid a cash distribution to unitholders for the first quarter of 2005.  This cash distribution, made while the event of default for failure to file its Form 10-K had occurred and was continuing, constituted a default under the indenture, and this default matured into an event of default thirty days after such Restricted Payment was made, or June 15, 2005.  Both of these events of default were cured upon the filing of the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the first quarter of 2005 on June 24, 2005.  The trustee did not declare any acceleration of the senior notes as a result of such events of default.

Cash generated from operations, borrowings under our credit facility and funds from our private and public equity offerings are our primary sources of liquidity. The timing of our efforts to raise equity in the future, however, may be impacted by our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our quarterly report on Form 10-Q for the quarter ending March 31, 2005.  We will no longer have the ability to incorporate by reference information from our filings into a new registration statement until June 25, 2006 should we choose to raise capital through a public offering registered on Form S-3.  If we raise additional capital through public debt or equity offerings, we will be required to file a Form S-1 registration statement, which is a long form type of registration statement.  The requirement to file a Form S-1 registration statement may affect our ability to access the capital markets on a timely basis and will increase the costs of doing so.  Nonetheless, we believe that funds from raising equity together with cash generated from operations and borrowing under our credit facility will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures.  Our ability to fund additional acquisitions will likely require the issuance of additional common units, the expansion of our credit facility, or both.

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

The Partnership has budgeted $75.1 million for capital expenditures for the remainder of 2005, exclusive of any acquisitions, consisting of $75.0 million for expansion capital and $0.1 million for sustaining capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Cash Flows

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Net cash provided by operating activities	$15,754	$15,081
Net cash used in investing activities	$(73,050)	$(9,770)
Net cash provided by (used in) financing activities	$46,236	$(5,193)

Net cash provided by operating activities increased $0.7 million during the six months ended June 30, 2005, compared to the six months ended June 30, 2004.  The increase was primarily due to an increase in income before certain non-cash operating expenses, primarily depreciation, amortization of intangible assets and Participation Plan compensation expense.

Net cash used in investing activities was higher during the six months ended June 30, 2005, than during the six months ended June 30, 2004, primarily due to our March 31, 2005 acquisition of a 50% non-operating interest in Starfish for approximately $41.7 million.  In addition, the Partnership used cash of $31.4 million for capital expenditures, primarily for the construction of a new processing plant and gathering systems in East Texas to handle our future contractual commitments and construction of the new replacement Cobb processing facility in Appalachia.  During the six months ended June 30, 2004, the Partnership used cash of $7.8 million for capital expenditures.

Net cash provided by financing activities during the six months ended June 30, 2005 included net proceeds from the Partnership’s credit facility of $65.0 million and capital contributions from the general partner of $0.4 million for the replacement Cobb processing facility.  In addition, the Partnership distributed $19.1 million to unitholders in 2005.  Net cash used in financing activities during the six months ended June 30, 2004 included net proceeds from a public equity offering of $44.9 million.  Of the net proceeds from the offering, $43.0 million were used for the repayment of long-term debt.  The Partnership distributed $10.1 million to unitholders in the 2004 period.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of June 30, 2005, is as follows, in thousands:

	Payment Due by Period
Type of obligation	Total obligation	Due in 2005	Due in 2006-2007	Due in 2008-2009	Thereafter

Long-term debt (1)	$455,391	$10,172	$40,687	$104,766	$299,766
Operating leases	7,584	2,056	4,423	656	449
Purchase obligations	1,353	1,353	—	—	—
Total contractual cash obligations	$464,328	$13,581	$45,110	$105,422	$300,215

(1)          Includes interest on our 6.875% senior notes through 2014 of $144.4 million and interest on our 7.5% credit facility through 2009 of $21.0 million.

Matters Impacting Future Results

We earn fees for transporting the NGLs recovered from the Kenova, Maytown, and Boldman plants to Siloam via our Appalachian pipeline.  In November of 2004, a failure and ensuing explosion and fire occurred on a leased section of this pipeline.  The Department of Transportation, Office of Pipeline Safety (“OPS”), issued an order requiring among other things hydrostatic testing of the line prior to its return to service.  Until the pipeline is returned to service, Maytown and Boldman NGLs are being trucked to Siloam for fractionation resulting in an increase in our NGL transportation costs.  We expect to incur these additional costs until the pipeline is returned to service, which we expect to be no later than December 31, 2005.  The Partnership has property and business interruption insurance, however the insurers have made an initial determination of denial of coverage under the business interruption policies related to the pipeline failure, ensuing fire and explosion, and the OPS order.  We believe this determination to deny coverage is improper and we are pursuing a recovery from our insurance carrier to cover the property and business losses and increased costs incurred as a result of the pipeline failure, ensuing fire and explosion, and the OPS order.  As a result of the dispute regarding insurance coverage, the Partnership has not recorded a receivable for its preliminary claim against the insurance carrier.  In addition to the property and business losses and interruption costs, through June 30, 2005, the Partnership has incurred testing, repair and replacements costs of approximately $3.1 million and our current estimate is that the full cost of pipeline testing, repair and improvements will be approximately $5.0 million.    The Partnership has also asserted that the costs associated with such testing, replacement and repair are also subject to an equal sharing arrangement with the owner of the pipeline pursuant to the terms of the pipeline lease agreement.

On April 14, 2005, we received a notice of violation from the West Virginia Department of Environmental Protection setting forth alleged past violations of certain air quality regulations at our Cobb extraction plant.  We have investigated the matter and submitted written responses and defenses to the allegations of violations and have scheduled a meeting with the Department to attempt to resolve the matter.  This matter is not expected to have a material impact on future results of the Partnership.

In response to a shipper inquiry regarding our Michigan Crude Pipeline, and following Federal Energy Regulatory Commission (“FERC”) requested rate structure discussions with the shippers, FERC recently requested that we file a tariff.   We are presently in FERC sponsored discussions with all shippers regarding a proposed tariff rate structure filing  and are attempting  to resolve any issues they may have.  In connection with these discussions, we have calculated and determined that our current and proposed rate structures are well below rates that would be allowed under FERC’s cost of service rate making structure.  However, we cannot predict at this time whether FERC jurisdiction and a tariff filing would adversely affect our Michigan Crude Pipeline results of operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment.  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS No. 123(R) is effective for public companies for the first fiscal year beginning after December 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  We have not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Partnership will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123(R).  We have not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations.  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.   An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated.  FIN No. 47 permits, but does not require, restatement of interim financial information.  The provisions of FIN No. 47 are effective for reporting periods ending after December 15, 2005.  The Partnership has not yet assessed the impact of adopting FIN No. 47 on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Partnership’s consolidated financial statements.

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

As of June 30, 2005, we have hedged our natural gas price risk associated with our Other Soutwest gathering systems with swaps that settle monthly through December 31, 2005 as follows:

MMBtu (total for the period)	92,000
$/MMBtu	$4.26

Interest Rate Risk

We are exposed to changes in variable interest rates payable on $65.0 million of borrowings under our credit facility as of June 30, 2005, primarily as a result of our floating interest rates under this facility.  For the six months ended June 30, 2005, the weighted average interest rate on the credit facility was 5.8%.  Borrowings under the credit facility are due in November, 2006.  The carrying value of the credit facility approximates fair value since the facility bears interest at current market.  As of June 30, 2005 floating rate debt represented 22% of our total outstanding debt.  We may make use of interest rate swap agreements in the future, to adjust the ratio of fixed and floating rates in the debt portfolio.  We also have fixed rate debt of $225.0 million on our senior notes.  The fair value of the senior notes was approximately $223.9 million at June 30, 2005 based on quoted market prices.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our management, with participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of June 30, 2005, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Through the date of the filing of this Form 10-Q, we have adopted remedial measures to address the deficiencies in our internal controls that existed on June 30, 2005.  In addition, we have applied compensating controls and procedures as necessary to ensure the reliability of our financial reporting and disclosures.  Such additional procedures included detailed management review of account reconciliations for all accounts in all business units, multiple level management review of accounting treatment for significant non-routine transactions and additional reviews at the Southwest Business Unit by Corporate personnel.  Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, except as described below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2004, management concluded that we did not maintain effective internal control over financial reporting due to a number of material weaknesses.  All of the material weaknesses discussed below were originally identified in management’s assessment of internal control conducted as of December 31, 2004 in connection with management’s report on internal control over financial reporting required to be included in its Annual Report on Form 10-K for the year then ended.

Based on our evaluation, senior management has also concluded that, as of June 30, 2005, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

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

To date, we have taken the following steps to remediate this material weakness:

•      We have engaged Parson Consulting to aide in Sarbanes-Oxley 404 documentation, control gap identification and remediation and testing of internal controls.

•                  We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

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

To date, we have taken the following steps to remediate this material weakness:

•                  We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

Inadequate personnel, processes and controls at our Southwest Business Unit - We did not have adequate personnel, policies, and procedures at our Southwest Business Unit to enable timely preparation of reliable financial information for that business unit.

To date, we have taken the following steps to remediate this material weakness:

•                  We have formalized the monthly account reconciliation process for all balance sheet accounts.   We have also implemented a formal review of these reconciliations by our business unit accounting management.

•                  We have instituted a quarterly corporate review of all account reconciliations by the corporate accounting staff and management.

•                  We have provided specific training for our Southwest Business Unit accountants on our accounting systems.

•                  We initiated the process of consistently comparing each month’s accrual to the actual results in an effort to further refine our estimation process.

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

To date, we have taken the following steps to remediate this material weakness:

•                  We capitalize interest on major construction projects.  The financial reporting team in our corporate office has assumed the responsibility for calculating and recording capitalized interest relating to major construction projects.

•                  A periodic review meeting is now held by our Business Unit Managers to review issues with active, open construction projects.  The fixed asset accountant and all operational managers are present for these meetings.

Planned Remediation of Internal Control Weaknesses

Going forward, we expect to implement the following additional measures to strengthen our internal control processes:

•                  We are in the process of recruiting a Chief Accounting Officer with public company accounting and reporting technical expertise, and we intend to add at least one additional staff person with specific technical accounting and SEC reporting expertise to supplement our existing internal technical accounting resources.

•                  We have begun our implementation processes of our new risk management and derivative transaction reporting software.

•                  We plan to implement an internal audit outsourcing and technical consultation arrangement with a professional accounting and consulting firm.

•                  We plan to conduct in-depth training for all persons with coding responsibilities to ensure clear and consistent understanding of capitalization policies.

Our Audit Committee has been and expects to remain actively involved in the remediation planning and implementation.  We are fully committed to remediating our material weaknesses in internal control over financial reporting, and we believe that we are taking the steps that will properly address these issues during 2005.  However, the remediation of the design of the deficient controls and the associated testing efforts are not complete, and further remediation may be required.

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

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: August 9, 2005	/s/ James G. Ivey
James G. Ivey
Chief Financial Officer

Exhibit Number	Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.2	Chief Accounting Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.3	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.