Form 10-Q
period 2005-09-30
MARKWEST ENERGY PARTNERS L P
filed 2005-11-09
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes    ☐          No    ☒

The number of the registrant’s Common and Subordinated Units outstanding at October 31, 2005, were 8,242,697 and 2,400,000, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)
Consolidated Statements of Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)
Consolidated Statements of Changes in Capital for the Nine Months Ended September 30, 2005 (unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
Notes to the Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II—OTHER INFORMATION

Item 6. Exhibits

SIGNATURE

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	one British thermal unit, an energy measurement
Gal/d	gallons per day
Net operating margin (non-GAAP measure)	revenues less purchased product costs
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
MMcf/d	one million cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,045	$24,263
Receivables, net of allowance for doubtful accounts of $247 and $211, respectively	53,357	41,890
Receivables from affiliate	4,079	5,846
Inventories	943	449
Other assets	620	511
Total current assets	69,044	72,959

Property, plant and equipment	385,294	335,430
Less: Accumulated depreciation	(68,318)	(54,795)
Total property, plant and equipment, net	316,976	280,635

Other Assets:
Investment in Starfish Pipeline Company, LLC	39,804	—
Investment in and advances to equity investee	203	177
Intangibles assets, net of accumulated amortization of $9,907 and $3,640, respectively	155,713	162,001
Deferred financing costs, net of accumulated amortization of $7,251 and $5,496, respectively	17,079	13,650
Total other assets	212,799	175,828
Total assets	$598,819	$529,422

LIABILITIES AND CAPITAL

Current liabilities:
Accounts payable	$40,191	$35,695
Payables to affiliate	3,223	7,003
Accrued liabilities	22,806	19,329
Fair value of derivative instruments	441	385
Asset retirement obligation	291	—
Total current liabilities	66,952	62,412

Senior notes	225,000	225,000
Long-term debt	85,500	—
Other long-term liabilities	951	868
Commitments and contingencies (note 14)

Capital:
General partner	5,086	5,160
Limited partners:
Common unitholders (8,243 and 7,642 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively)	213,345	227,483
Subordinated unitholders (2,400 and 3,000 units issued and outstanding at September 30, 2005 and December 31, 2004)	2,423	8,813
Accumulated other comprehensive loss	(438)	(314)
Total capital	220,416	241,142
Total liabilities and capital	$598,819	$529,422

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per unit amounts)

	Three Months Ended September 30,
	2005	2004
Revenues:
Sales to unaffiliated parties	$114,546	$62,592
Sales to affiliate	16,022	15,250
Total revenues	130,568	77,842

Operating expenses:
Purchased product costs	98,874	51,716
Facility expenses	12,514	8,497
Selling, general and administrative expenses	5,322	4,323
Depreciation	4,771	4,207
Amortization of intangible assets	2,098	1,400
Accretion of asset retirement and lease obligations	117	13
Total operating expenses	123,696	70,156

Income from operations	6,872	7,686

Other income (expense):
Loss from unconsolidated affiliates	(999)	(32)
Interest income	80	13
Interest expense	(4,950)	(3,715)
Amortization of deferred financing costs (a component of interest expense)	(496)	(3,056)
Miscellaneous income (expense)	95	(181)

Net income	$602	$715

Interest in net income:
General partner	$523	$(87)
Limited partners	$79	$802

Net income per limited partner unit:
Basic	$0.01	$0.10
Diluted	$0.01	$0.10

Weighted average units outstanding:
Basic	10,643	8,163
Diluted	10,680	8,183

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2005	2004
Revenues:
Sales to unaffiliated parties	$276,632	$163,977
Sales to affiliate	46,533	43,349
Total revenues	323,165	207,326

Operating expenses:
Purchased product costs	233,521	148,940
Facility expenses	33,205	21,113
Selling, general and administrative expenses	16,487	9,346
Depreciation	13,673	10,653
Amortization of intangible assets	6,288	1,468
Accretion of asset retirement and lease obligations	136	13
Total operating expenses	303,310	191,533

Income from operations	19,855	15,793

Other income (expense):
Loss from unconsolidated affiliates	(9)	(49)
Interest income	210	34
Interest expense	(13,182)	(5,759)
Amortization of deferred financing costs (a component of interest expense)	(1,468)	(3,679)
Miscellaneous income (expense)	132	(202)

Net income	$5,538	$6,138

Interest in net income:
General partner	$728	$147
Limited partners	$4,810	$5,991

Net income per limited partner unit:
Basic	$0.45	$0.82
Diluted	$0.45	$0.82

Weighted average units outstanding:
Basic	10,642	7,315
Diluted	10,676	7,340

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$602	$715	$5,538	$6,138
Other comprehensive income (loss) -unrealized gain (loss) on commodity derivative instruments accounted for as hedges	(162)	584	(124)	(63)
Comprehensive income	$440	$1,299	$5,414	$6,075

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(UNAUDITED)

(in thousands)

PARTNERS’ CAPITAL

						Accumulated
	Limited Partners					Other
	Common		Subordinated		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Loss	Total
Balance, December 31, 2004	7,642	$227,483	3,000	$8,813	$5,160	$(314)	$241,142

Capital contribution by MarkWest Energy GP, LLC	—	—	—	—	405	—	405

Subordinated unit conversion	600	667	(600)	(667)	—	—	—

Common units issued for vested restricted units	1	36	—	—	—	—	36

Common unit registration costs	—	(45)	—	—	—	—	(45)

Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	2,288	—	2,288

Net income	—	3,393	—	1,417	728	—	5,538

Distributions to partners	—	(18,189)	—	(7,140)	(3,495)	—	(28,824)

Other comprehensive loss	—	—	—	—	—	(124)	(124)

Balance, September 30, 2005	8,243	$213,345	2,400	$2,423	$5,086	$(438)	$220,416

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,538	$6,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,673	10,653
(Gain) loss from sale of property, plant and equipment	(36)	180
Amortization of intangible assets	6,288	1,468
Accretion of asset retirement and lease obligations	136	13
Amortization of deferred financing costs	1,468	3,679
Restricted unit compensation expense	900	732
Participation Plan compensation expense	2,288	712
Distributions in excess of earnings from unconsolidated affiliates	1,858	—
Unrealized gains on derivative instruments	(68)	—
Other	(76)	54
Changes in operating assets and liabilities:
Increase in receivables	(11,467)	(12,603)
(Increase) decrease in receivables from affiliates	1,767	(4,184)
(Increase) decrease in inventories	(494)	915
(Increase) decrease in other current assets	(109)	120
Increase in accounts payable, accrued liabilities and other liabilities	7,745	12,053
Increase (decrease) in payables to affiliates	(3,780)	3,004
Net cash provided by operating activities	25,631	22,934

Cash flows from investing activities:
Increase in restricted cash	—	(550)
Starfish acquisition	(41,688)	—
East Texas System acquisition	—	(240,607)
Hobbs Lateral acquisition	—	(2,275)
Capital expenditures	(50,183)	(12,713)
Proceeds from sale of assets	37	148
Payments on financing lease receivable	—	133
Net cash used in investing activities	(91,834)	(255,864)

Cash flows from financing activities:
Proceeds from long-term debt	97,000	215,600
Repayment of long-term debt	(11,500)	(144,300)
Payment of deferred financing costs and registration costs	(5,096)	(7,192)
Proceeds from secondary offering, net of offering costs	—	139,761
Proceeds from private placement of common units, net	—	44,156
Capital contribution from general partner	405	3,737
Capital contributions from MarkWest Hydrocarbon	—	567
Distributions to unitholders	(28,824)	(15,726)
Net cash provided by financing activities	51,985	236,603

Net increase (decrease) in cash	(14,218)	3,673
Cash and cash equivalents at beginning of period	24,263	8,753
Cash and cash equivalents at end of period	$10,045	$12,426

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$12,918	$4,607
Property, plant and equipment asset retirement obligation	$479	$377
Construction projects in-progress obligation	$329	$1,094

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Organization

MarkWest Energy Partners, L.P. (“MarkWest Energy Partners”, the “Partnership”), was formed on January 25, 2002, as a Delaware limited partnership.  The Partnership and its wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C. (the “Operating Company”), were formed to acquire, own and operate most of the assets, liabilities and operations of its parent company, MarkWest Hydrocarbon, Inc.’s (“MarkWest Hydrocarbon”) midstream business.  Through its majority ownership of the Partnership’s general partner, MarkWest Energy, GP, L.L.C. (the “general partner”), MarkWest Hydrocarbon controls and conducts its operations. The Partnership gathers, processes and transmits natural gas.  It also transports, fractionates and stores natural gas liquids, as well as gathers and transports crude oil. Historically, the Partnership has processed natural gas from the Appalachian Basin and Michigan.  Through eight acquisitions completed during 2003, 2004 and 2005, it has expanded its natural gas activities into the southwest United States.  The Partnership is not a taxable entity because of its partnership structure.

2.              Basis of Presentation

The Partnership’s unaudited consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries.  Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. The Partnership regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  The Partnership’s accounting policy requires it to evaluate operating losses (if any), credit defaults and other factors that may be indicative of a decrease in value of the investment that may have occurred which is other than temporary.  The primary factors the Partnership considers in its determination of an impairment that is other than temporary are the length of time that the fair value of the investment is below the Partnership’s carrying value and the financial condition, operating performance and near-term prospects of the investee. In addition, the Partnership considers the reason for the decline in fair value, be it general market conditions, industry-specific or investee-specific; and the Partnership’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.  The Partnership evaluates fair value based on specific information (valuation methodologies, financial statements, estimates of appraisals, etc.). Due to a lack of a public market price for the Partnership’s current investments, it uses its best estimates and assumptions to arrive at the estimated fair value of such investments. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value.  The Partnership’s assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Partnership’s estimates and judgments.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.  The year-end consolidated balance sheet data was derived from audited financial statements.  In management’s opinion, we have made all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these consolidated financial statements and accompanying notes, you should also consult the audited financial statements and notes that makes up the Partnership’s December 31, 2004 Annual Report on Form 10-K.  Finally, consider that results for the nine months ended September 30, 2005, are not necessarily indicative of results for the full year 2005, or any other future period.

3.              Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment.  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after December 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Partnership will take into consideration the additional guidance provided by SAB 107 in connection with the implementation of SFAS No. 123(R).  The Partnership has not yet evaluated the impact of the adoption of this pronouncement, which must be adopted in the first quarter of calendar year 2006.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Partnership’s consolidated financial statements.

4.              Incentive Compensation Plans

The Partnership has elected to continue to measure compensation costs for unit-based employee compensation plans as prescribed by APB 25, Accounting for Stock Issued to Employees, as permitted under SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  In accordance with APB No. 25, the Partnership applies variable accounting for its plan because a phantom unit is an award to an employee entitling them to increases in the market value of the Partnership’s units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right. As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for the Partnership’s phantom unit grants using the market price of MarkWest Energy Partners’ common units on the date the units are granted. The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested unit awards.  The phantom units vest over a stated period.  For certain employees vesting can be accelerated if certain performance measures are met.  The accelerated vesting criteria provisions are based on quarterly distribution goals.  If the Partnership’s distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee’s phantom units is accelerated.  However, the vesting of any restricted units may not occur until at least one year following the date of grant.  The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

During the three and nine months ended September 30, 2005, the Partnership achieved a specified annualized distribution goal, thereby accelerating the vesting of 350 and 4,850 phantom units, respectively.  750 units were issued in exchange for vested phantom units, 3,850 units have yet to be issued and 250 units were acquired in the open market and exchanged for vested phantom units.  During the three and nine months ended September 30, 2004, the Partnership also achieved a specified annualized distribution goal, thereby accelerating the vesting of 12,421 and 23,353 phantom units, respectively.  23,221 units were issued in exchange for the vested phantom units and 132 phantom units were settled for cash.  During the three months ended September 30, 2005 and 2004, the Partnership granted 1,000 and 15,200 phantom units, respectively.  During the nine months ended September 30, 2005 and 2004, the Partnership granted 10,639 and 23,200 phantom units, respectively.  2,500 phantom units were forfeited in the first quarter of 2004 and 943 phantom units were forfeited in the second quarter of 2004.  1,250 phantom units were forfeited in the three months ended September 30, 2005.  For the three months ended September 30, 2005 and 2004, the Partnership recorded compensation expense of $0.2 million and $0.4 million, respectively, including amounts related to accelerated vesting.  For the nine months ended September 30, 2005 and 2004, the Partnership recorded compensation expense of $0.9 million and $0.7 million, respectively.  These charges are included in selling, general and administrative expenses.

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

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity, compensation expense related to services provided by MarkWest Hydrocarbon’s directors and employees recognized under the Participation Plan should be allocated to the Partnership.  The allocation is based on the amount of time that each employee devotes to the Partnership.  Compensation attributable to interests that were sold to individuals who serve on both the general partner’s board of directors and on the board of directors of MarkWest Hydrocarbon is allocated equally.  Total interests in the Partnership’s general partner sold to the directors and employees in the three months ended March 31, 2005, were 0.4% for approximately $0.2 million.  The Partnership recorded compensation expense under the Participation Plan of $0.5 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively.  In addition, for the nine months ended September 30, 2005 and 2004, the Partnership recorded compensation expense under the Participation Plan of $2.3 million and $0.7 million, respectively.  Under the Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. (the “Partnership Agreement”), the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan, with the compensation expense allocated 100% to the general partner.  These charges are included in selling, general and administrative expenses.

Assuming the compensation cost for the Long-Term Incentive Plan and the Participation Plan had been determined based on the fair-value methodology of SFAS No. 123, compensation expense recognized for the three and nine months ended September 30, 2005 and 2004, would have been the same.

5.              Earnings Per Unit

Basic earnings per unit was computed by dividing net income allocated to the limited partners by the weighted average number of units outstanding for the three and nine months ended September 30, 2005 and 2004, respectively.  The computation of diluted earnings per unit further assumes the dilutive effect of phantom units outstanding.

The following are the number of units used to compute the basic and diluted earnings per limited partner unit for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Basic earnings per unit:
Weighted average limited partner units outstanding	10,643	8,163	10,642	7,315

Diluted earnings per unit:
Weighted average limited partner units outstanding	10,643	8,163	10,642	7,315
Dilutive effect of phantom units outstanding	37	20	34	25
Diluted units	10,680	8,183	10,676	7,340

6.              Conversion of Subordinated Units

The Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P., (the “Partnership Agreement”), contains specific provisions for the conversion of subordinated units into common units.  Under the Partnership Agreement, the subordination period ends on the first day of any quarter beginning after June 30, 2009, when certain financial tests (defined in the Partnership Agreement) are met.  However, a portion of the subordinated units may convert earlier into common units on a one-for-one basis if additional financial tests (also defined in the Partnership Agreement) are met.  The earliest possible date by which some of the subordinated units may be converted into common units was August 15, 2005.  By achieving the goals defined in the Partnership Agreement in June 2005, 600,000 subordinated units converted into common units on August 15, 2005.  An additional 600,000 of the outstanding subordinated units will also convert into common units on November 15, 2005.

7.              Acquisitions

Starfish Acquisition

On March 31, 2005, the Partnership completed the acquisition of a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”) from an affiliate of Enterprise Products Partners L.P. for $41.7 million.  During the first quarter of 2005, the Partnership borrowed $40.0 million from our credit facility to finance the acquisition.  Starfish is a joint venture with Enbridge Offshore Pipelines LLC, which the Partnership accounts for using the equity method.  Starfish owns the FERC-regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility.  All are located in the Gulf of Mexico and southwestern Louisiana.

East Texas System Acquisition

On July 30, 2004, the Partnership completed the acquisition of American Central Eastern Texas’ Carthage gathering system and gas processing assets located in East Texas (the “East Texas System”) for approximately

$240.7 million.  The Partnership’s consolidated financial statements include the results of operations of the East Texas System from that date.

The assets consist of gathering systems and a processing facility and an NGL pipeline currently under construction, to be completed in 2005.

In conjunction with the closing of the acquisition, the Partnership completed a private offering of 1,304,438 common units, at $34.50 per unit, representing approximately $45.0 million in proceeds after transaction costs of approximately $0.9 million. This included a contribution from the general partner of $0.9 million to maintain its ownership interest.  In addition, the Partnership amended and restated its credit facility by increasing its maximum lending limit from $140.0 million to $315.0 million.  The credit facility included a $265.0 million revolving facility and a $50.0 million term loan facility.  The Partnership used the both the proceeds from the private offering and borrowings of $195.7 million under the credit facility to finance the East Texas System acquisition.

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

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, as though the East Texas acquisition and the Starfish acquisition had occurred on January 1, 2005 and 2004, respectively. The unaudited pro forma results have been prepared for comparative purposes only and may not be indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per unit amounts)

Revenue	$130,568	$81,415	$323,165	$228,005
Net income (loss)	$602	$(1,035)	$5,863	$4,134
Net income (loss) - limited partners	$79	$(907)	$5,913	$4,040

Net income (loss) per limited partner unit:
Basic	$0.01	$(0.11)	$0.56	$0.47
Diluted	$0.01	$(0.11)	$0.55	$0.47

Weighted average units outstanding:
Basic	10,643	8,598	10,642	8,533
Diluted	10,680	8,618	10,676	8,558

8.            Asset Retirement Obligation

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

The Partnership reviews applicable laws and regulations governing obligations for asset retirement obligations, as well as the leases.  Based on the Partnership’s review, there are certain land leases in East Texas, Oklahoma, Appalachia and Other Southwest that require the Partnership to return the land to its original condition upon the termination of the lease.  Based on the review of these leases, the Partnership recorded an asset retirement obligation of $0.5 million and $0.4 million during the nine months ended September 30, 2005 and 2004, respectively, using an estimated average term of the leases of 25 years.  Accretion expense for the nine months ended September 30, 2005 and 2004 was $0.1 million and less than $0.1 million, respectively.

In October 2003, the board of directors of the general partner approved a plan to shut down the existing Cobb processing plant and construct a replacement facility.  Construction was completed in the first quarter of 2005.  During the fourth quarter of 2003, the Partnership estimated the amount of the asset retirement obligation associated with the shut down of the old Cobb facility to be $0.5 million and recorded an accrued liability.  The Partnership began the process of shutting down the old Cobb facility during the third quarter of 2005.  As a result, the Partnership settled $0.2 million of the liability in the three months ended September 30, 2005.

At September 30, 2005 and 2004, there were no assets legally restricted for purposes of settling asset retirement obligations.

The following is a reconciliation of the changes in the asset retirement obligation from December 31, 2004, to September 30, 2005 (in thousands):

Asset retirement obligation as of December 31, 2004	$840
Liability accrued	479
Accretion expense	130
Liability settled	(159)
Asset retirement obligation as of September 30, 2005	$1,290

9.              Property, Plant and Equipment

Property, plant and equipment consists of:

	September 30, 2005	December 31, 2004
	(in thousands)

Gas gathering facilities	$201,541	$160,763
Gas processing plants	58,218	56,239
Fractionation and storage facilities	22,531	22,112
Natural gas pipelines	38,167	38,167
Crude oil pipelines	19,451	18,499
NGL transportation facilities	4,425	4,381
Land, building and other equipment	7,599	6,510
Construction in-progress	33,362	28,759
	385,294	335,430
Less:Accumulated depreciation	(68,318)	(54,795)
Total property, plant and equipment, net	$316,976	$280,635

The Partnership capitalized interest on construction in-progress, including amortization of deferred financing costs, of $0.5 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and $1.4 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively.

10.       Related Party Transactions

Affiliated revenues in the consolidated statements of operations consist of service fees and NGL product sales to MarkWest Hydrocarbon.  The Partnership has entered into a number of contracts with MarkWest Hydrocarbon as follows:

•                  A gas processing agreement. This calls for MarkWest Hydrocarbon to deliver to the Partnership all natural gas it receives from third-party producers for processing at the Partnership’s processing plants. MarkWest Hydrocarbon pays MarkWest Energy Partners a monthly fee based on the volume of natural gas delivered.

•                  A transportation agreement. MarkWest Hydrocarbon delivers most of its NGLs to the Partnership for transportation through the Partnership’s pipeline to its Siloam fractionator. MarkWest Hydrocarbon pays the Partnership a monthly fee based on the number of gallons delivered.

•                  A fractionation agreement. According to this, MarkWest Hydrocarbon delivers most of its NGLs to the Partnership for unloading, fractionation, loading and storage at the Partnership’s Siloam facility. MarkWest Hydrocarbon pays MarkWest Energy Partners a monthly fee based on the number of gallons delivered to it for fractionation, an annual storage fee, and a monthly fee based on the gallons of NGLs unloaded.

•                  A natural gas liquids purchase agreement. MarkWest Hydrocarbon receives and purchases, and the Partnership delivers and sells, all of the NGL products it produces based on the Partnership’s gas-processing agreement with a third party.  Under the terms of this agreement, the purchase price MarkWest Hydrocarbon pays to the Partnership equals the proceeds it receives from resale to third parties.  This contract also applies to any other NGL products the Partnership acquires. MarkWest Energy Partners retains a percentage of the proceeds attributable to the sale of the NGL products it produces pursuant to its agreement with a third party, and remits the balance of the proceeds from such NGL products sales to this third party.

•                  A services agreement. Under the Services Agreement, MarkWest Hydrocarbon provides centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other related services. The Partnership reimburses MarkWest Hydrocarbon monthly for these services. The Partnership reimbursed MarkWest Hydrocarbon approximately $2.4 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively, and $7.3 million and $4.6 million for the nine months ended September 30, 2005 and 2004, respectively, for selling, general and administrative expenses incurred on the Partnership’s behalf.

The Partnership itself has no employees.  It reimburses MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of its plant-operating personnel as well as other direct operating expenses.  These costs are reflected in facility expenses in the statement of operations and totaled $3.0 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively; and $8.3 million and $5.6 million for the nine months ended September 30, 2005 and 2004, respectively.

In Michigan, the Partnership assumed the Midstream Business’s existing third-party contracts.  As a result, MarkWest Energy Partners gathers and processes gas directly for those third parties. The Partnership receives 100% of all fees and percent-of-proceeds consideration for the first 10,000 Mcf/d, calculated quarterly, that are gathered in Michigan.  MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income earned on Michigan pipeline throughput in excess of 10,000 Mcf/d, calculated quarterly.  There was no net profit interest payable for the three and nine months ended September 30, 2005.  For the three and nine months ended September 30, 2004, MarkWest Hydrocarbon’s net profit interest was $0.1 and $0.5 million, respectively.  These amounts are included in facility expenses.

11.       Long-Term Debt (Subsequent Event)

In November 2005, the Operating Company entered into the fourth amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of $500.0 million for a term of one year.  The credit facility includes a revolving facility of $100.0 million and a $400.0 million term loan.  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries.  The borrowings under the credit facility bear interest at a variable interest rate plus basis points that correspond to the ratio of the Partnership’s Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 1.25% to 2.00%, for Base Rate loans, and 2.25% to 3.00% for Eurodollar Rate loans.  The basis points will increase by 0.25% in May 2006 and August 2006 for a total increase of 0.50%. Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed in Note 15 below.

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

The Partnership Credit Facility also contains covenants requiring the Operating Company to maintain:

•                  a ratio of not less than 2.00 to 1.00 of consolidated EBITDA to consolidated interest expense for any fiscal quarter-end through and including March 31, 2006 and 3.00 to 1:00 for any fiscal quarter-end thereafter;

•                  a ratio of not more than 7.00 to 1.00 of total consolidated debt to consolidated EBITDA for any fisal quarter-end through and including March 31, 2006 and 5.00 to 1.00 for any fiscal quarter-end thereafter;

•                  a ratio of not more than 5.00 to 1.00 of Consolidated senior debt to Consolidated EBITDA for any fiscal quarter-end through and including March 31, 2006 and 3.50 to 1.00 for any fiscal quarter-end thereafter; and

•                  a minimum net worth of $200.0 million plus 50% of proceeds from partnership interests.

These covenants are used to calculate the available borrowing capacity on a quarterly basis.  The Operating Company incurs a commitment fee on the unused portion of the credit facility at 50.0 basis points based upon the ratio of Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility). The Partnership Credit Facility matures on October 31, 2006. At that time, the Partnership Credit Facility terminates and all outstanding amounts thereunder are due and payable.

We intend to finance the Javelina Acquisition, as well as our growth capital projects, with a combination of private and public equity and long term debt over the next several months. This permanent capital will be issued in amounts designed to bring our capital structure in line with our stated goal of less than 50 percent debt.  On November 9, 2005, the Partnership completed a private placement of 1,644,065 common units. The units were issued at a purchase price of $44.21 per unit, raising approximately $74 million, including the general partner's contribution.

12.     Distribution to Unitholders

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

On July 21, 2005, the Partnership declared a cash distribution of $0.80 per common and subordinated unit for the quarter ended June 30, 2005. The $9.8 million distribution, including $1.3 million to be distributed to the general partner, was paid on August 15, 2005, to unitholders of record as of August 9, 2005.

On October 26, 2005, the Partnership declared a cash distribution of $0.82 per common and subordinated unit for the quarter ended September 30, 2005. The $10.2 million distribution, including $1.4 million to be distributed to the general partner, was paid on November 14, 2005, to unitholders of record as of November 8, 2005.

13.       Segment Information

In accordance with the manner in which the Partnership manages its business, including the allocation of capital and evaluation of business segment performance, the Partnership reports its operations in the following geographical segments: (1) East Texas, through MarkWest Energy East Texas Gas Company, L.P. and MarkWest Pipeline Company, L.P. (gathering and processing assets) (2) Oklahoma, through MarkWest Western Oklahoma Gas Company, L.L.C. (Foss Lake gathering system and Arapaho processing plant) (3) Other Southwest, through MarkWest Power Tex L.P. (PowerTex pipeline), MarkWest Pinnacle L.P. (Pinnacle gathering assets), MarkWest PNG Utility L.P. (Lake Whitney lateral), MarkWest Texas PNG Utility L.P. (Rio Nogales lateral), MarkWest Blackhawk L.P. (Borger lateral) and MarkWest New Mexico L.P. (Hobbs lateral) (4) Appalachia, through MarkWest Energy Appalachia, L.L.C. (Kenova, Boldman, Maytown, Cobb and Kermit processing plants, NGL pipelines, the Siloam fractionation facility and storage facilities) (5) Michigan, through Basin Pipeline, L.L.C. and West Shore Processing Company, L.L.C. (gas gathering and processing) and MarkWest Michigan Pipeline Company, L.L.C. (crude oil transportation).

The accounting policies the Partnership applies in the preparation of business segment information are generally the same as those described in Note 2 to the Consolidated Financial Statements in the Partnership’s December 31, 2004, Annual Report on Form 10-K.  An exception is that certain items below the “Income from operations” line are not allocated to business segments because they are not considered by management in its evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments. Management evaluates business segment performance based on income from operations before these expenses.

Revenues from MarkWest Hydrocarbon, reflected as Sales to “Affiliate”, represented 12% and 20% of our revenues for the three months ended September 30, 2005 and 2004, respectively, and 14% and 21% of our revenues for the nine months ended September 30, 2005 and 2004, respectively.

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Total
	(in thousands)
Three Months Ended September 30, 2005:
Revenues:
Unaffiliated parties	$25,610	$55,534	$29,961	$364	$3,077	$114,546
Affiliate	—	—	—	16,022	—	16,022
Total Revenues	25,610	55,534	29,961	16,386	3,077	130,568
Purchased product costs	12,658	49,997	25,439	10,069	711	98,874
Facility expenses	2,602	1,375	1,311	5,783	1,443	12,514
Depreciation	1,319	642	890	750	1,170	4,771
Amortization of intangible assets	2,098	—	—	—	—	2,098
Accretion of asset retirement and lease obligations	8	57	14	38	—	117
Operating income (loss) before selling, general and administrative expenses	$6,925	$3,463	$2,307	$(254)	$(247)	$12,194
Capital expenditures	$11,956	$4,991	$1,193	$(574)	$85	$18,799
Total segment assets	$319,467	$72,388	$101,613	$52,421	$52,930	$598,819

Three Months Ended September 30, 2004:
Revenues:
Unaffiliated parties	$8,008	$34,404	$15,747	$435	$3,998	$62,592
Affiliate	—	—	—	15,250	—	15,250
Total Revenues	8,008	34,404	15,747	15,685	3,998	77,842
Purchased product costs	954	29,210	12,608	7,869	1,075	51,716
Facility expenses	1,366	1,187	982	3,462	1,500	8,497
Depreciation	552	521	844	977	1,313	4,207
Amortization of intangible assets	1,366	—	34	—	—	1,400
Accretion of asset retirement obligations	13	—	—	—	—	13
Operating income before selling, general and administrative expenses	$3,757	$3,486	$1,279	$3,377	$110	$12,009
Capital expenditures	$4,105	$64	$(226)	$293	$707	$4,943
Total segment assets	$266,970	$58,677	$49,966	$48,685	$55,928	$480,226

The following is a reconciliation of operating income before selling, general and administrative expenses to net income:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Operating income before selling, general and administrative expenses	$12,194	$12,009
Selling, general and administrative expenses	5,322	4,323
Income from operations	6,872	7,686

Loss from unconsolidated affiliates	(999)	(32)
Interest income	80	13
Interest expense	(4,950)	(3,715)
Amortization of deferred financing costs (a component of interest expense)	(496)	(3,056)
Miscellaneous income (expense)	95	(181)
Net income	$602	$715

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Total
	(in thousands)
Nine Months Ended September 30, 2005:
Revenues:
Unaffiliated parties	$59,340	$136,128	$70,357	$1,368	$9,439	$276,632
Affiliate	—	—	—	46,533	—	46,533
Total Revenues	59,340	136,128	70,357	47,901	9,439	323,165
Purchased product costs	22,772	121,319	59,153	27,982	2,295	233,521
Facility expenses	7,668	3,449	3,273	14,653	4,162	33,205
Depreciation	3,475	1,724	2,584	2,396	3,494	13,673
Amortization of intangible assets	6,220	—	68	—	—	6,288
Accretion of asset retirement and lease obligation	24	57	17	38	—	136
Operating income (loss) before selling, general and administrative expenses	$19,181	$9,579	$5,262	$2,832	$(512)	$36,342
Capital expenditures	$33,888	$8,765	$4,347	$2,995	$188	$50,183
Total segment assets	$319,467	$72,388	$101,613	$52,421	$52,930	$598,819

Nine Months Ended September 30, 2004:
Revenues:
Unaffiliated parties	$8,008	$94,144	$49,021	$1,256	$11,548	$163,977
Affiliate	—	—	—	43,349	—	43,349
Total Revenues	8,008	94,144	49,021	44,605	11,548	207,326
Purchased product costs	954	84,593	38,796	21,701	2,896	148,940
Facility expenses	1,366	2,643	2,800	9,832	4,472	21,113
Depreciation	552	1,534	2,371	2,765	3,431	10,653
Amortization of intangible assets	1,366	—	102	—	—	1,468
Accretion of asset retirement obligation	13	—	—	—	—	13
Operating income before selling, general and administrative expenses	$3,757	$5,374	$4,952	$10,307	$749	$25,139
Capital expenditures	$4,105	$2,961	$2,747	$1,354	$1,546	$12,713
Total segment assets	$266,970	$58,677	$49,966	$48,685	$55,928	$480,226

The following is a reconciliation of operating income before selling, general and administrative expenses to net income:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Operating income before selling, general and administrative expenses	$36,342	$25,139
Selling, general and administrative expenses	16,487	9,346
Income from operations	19,855	15,793

Loss from unconsolidated affiliates	(9)	(49)
Interest income	210	34
Interest expense	(13,182)	(5,759)
Amortization of deferred financing costs (a component of interest expense)	(1,468)	(3,679)
Miscellaneous income (expense)	132	(202)
Net income	$5,538	$6,138

14.       Commitments and Contingencies

Legal

The Partnership and several of its affiliates were served earlier this year with two lawsuits presently under the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. These suits are for third-party claims of property and personal injury damages sustained as a consequence of a NGL pipeline leak and an ensuing explosion and fire that occurring on November 8, 2004 from a natural gas liquids (NGL) pipeline, owned by an unrelated business entity, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The pipeline transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator.  A subsequent ignition and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents.  The cause of the pipeline split, resulting leak, and resulting explosion and fire is being investigated by the pipeline owner, the U.S. Department of Trasportation, Office of Pipeline Safety (“OPS”), and the Partnership.

The Partnership has timely notified its general liability insurance carriers of the incident and of the filed Kentucky actions and is coordinating the defense of these third-party lawsuits with its insurers.  At this time, the Partnership believes that it has adequate general liability insurance coverage for third-party property damage and personal injury liability resulting from the incident.  To date, the Partnership has settled with several of the claimants for third-party property damage claims (damage to residences and personal property) related to this incident, in addition to reaching settlement for some of the personal injury claims related to the pipeline explosion and fire.  These settlements have been paid for or reimbursed under the Partnership’s general liability insurance.   As a result, the Partnership has not provided for a loss contingency.

Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS immediately after the incident, pipeline and valve integrity evaluation, testing and repair efforts were required and conducted on the affected pipeline segment before service could be resumed.  Partial return to service of the affected pipeline was resumed in October 2005. The Partnership has filed an independent action against its All-Risks Property and Business Interruption insurance carriers as a result of their refusal to honor their insurance coverage obligation for providing the Partnership insurance payments certain expenses.  These expenses relate to the Partnership’s internal expenses and costs incurred for damage to, and loss of use of, the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydraulic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when they are received.  The Partnership has not provided for a receivable related to these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the Partnership’s All-Risks Property and Business Interruption insurance policies. The Partnership has also asserted that the costs associated with such testing, replacement and repair are also subject to an equal sharing arrangement with the owner of the pipeline pursuant to the terms of the pipeline lease agreement.

In September 2005, a lawsuit was served on a Partnership subsidiary, MarkWest Pinnacle, L.P., filed in the District Court of Midland County, Texas, 385th Judicial District, alleging breach of contract, conversion, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement.  Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas measured at the wellhead (delivery point).  Plaintiff claims that it is entitled to a prorated portion of any system gain, i.e., that is to be paid for more gas than it actually sold and delivered to the Partnership.  MarkWest Energy Partners has filed an Answer to the Complaint denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those measured at the wellhead, that Plaintiff’s claims are without merit, and that MarkWest also may have overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements.  Discovery has not yet begun, and at this time, the Partnership is not able to predict the ultimate outcome of this matter.

In the ordinary course of business, the Partnership is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Lease Obligations

The Partnership has various non-cancelable operating lease agreements for equipment expiring at various times through fiscal 2015. The Partnership’s minimum future lease payments under these operating leases as of September 30, 2005, are as follows (in thousands):

Remainder of 2005	$1,309
2006	4,417
2007	1,557
2008	834
2009	411
2010 and thereafter	356
Total	$8,884

The Partnership also has commitments to purchase equipment of $0.7 million at September 30, 2005.

15.       Subsequent Event – Javelina Acquisition

On November 1, 2005, the Partnership completed the acquisition of 100% of the interests in the Javelina gas processing and fractionation, and related pipeline facilities located in Corpus Christi, Texas, from El Paso Corporation, Kerr-McGee Corp. and Valero Energy Corp. for approximately $355.0 million (the “Javelina Acquisition”).

The gas processing facility treats and processes off-gas from six refineries in the Corpus Christi area.  The facility was constructed in 1989 to process refinery off-gas and recover up to 28,000 barrels per day of natural gas liquids, as well as hydrogen. The Javelina facility currently processes 125 to 130 MMcf/d of inlet gas, but this is expected to increase.

The financing for the Javelina Acquisition was accomplished through a $100.0 million revolving credit facility and a $400.0 million term loan, $355.0 million for the purchase price, $45.0 million to cover working capital, and $100.0 million to retire long-term debt from the predecessor revolving credit facility.  The loans mature on

October 31, 2006.  The Partnership’s assets are pledged to the credit facility lenders to secure the outstanding borrowings under the credit facility.

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

Management Overview of the Quarter ended September 30, 2005

We reported net income of $0.6 million for the three months ended September 30, 2005, or $0.01 per diluted limited partner unit, compared to net income of $0.7 million, or $0.10 per diluted limited partner unit, for the third quarter of 2004.

The deterioration in third quarter net income compared to 2004 was primarily attributed to:

•                  Expenses incurred in our testing and repair program on the Appalachian Liquids Pipeline System (ALPS) as well as additional trucking costs for moving product while the line is out of service.

•                  Decreased liquids fractionation in Appalachia, primarily due to upstream interruptible customer curtailments in 2005.

•                  Increased SG&A expense related to ongoing audit and compliance requirements and non-cash compensation expense.

•                  Reduced throughput volumes on our systems in Michigan.

•                  Higher interest expense related to increased borrowing to fund acquisitions.

On the positive side, these items were partially offset by the following:

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

The ALPS incremental trucking costs, testing and repairs expenses for the quarter totaled $1.4 million.  The ALPS expenses mentioned above will continue into the fourth quarter as we test and repair additional segments of the pipeline.

Third quarter results also include an approximate $0.5 million non-cash charge associated with the compensation expense from the Participation Plan, whereby compensation expense is allocated to the Partnership from its parent company, MarkWest Hydrocarbon, for the sale of interests in the Partnership’s general partner to certain of their employees and directors.  This represents a $0.1 million increase over the third quarter of 2004.

On October 26, 2005, the board of directors of the general partner of the Partnership declared the Partnership’s quarterly cash distribution of $0.82 per unit for the third quarter of 2005.  The third quarter distribution is payable November 14, 2005 to unitholders of record on November 8, 2005

Our Business

The partnership is a Delaware limited partnership formed by MarkWest Hydrocarbon on January 25, 2002 to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business. We are engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids products and the gathering and transportation of crude oil.  Our primary business strategy is to grow our business, increase distributable cash flow to our common unitholders, improve financial flexibility and increase our ability to access capital to fund our growth.  Since our initial public offering in May of 2002, we have significantly expanded our operations through a series of acquisitions. Inflation and changing prices will have no material effect on our results.

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

Our Contracts

We generate the majority of our revenues and net operating margin (defined as revenues less purchased product costs) from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation. In our current areas of operations, we have a variety of contract types.  In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. While all of these services constitute midstream energy operations, we provide services under the following types of arrangements:

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

•                  Percent-of-proceeds arrangements.  Under percent-of-proceeds arrangements, we generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGLs at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, we deliver an agreed upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices. Generally, under these types of arrangements, our revenues and gross margins increase as natural gas prices and NGL prices increase, and our revenues and net operating margins decrease as natural gas prices and NGL prices decrease.

•                  Percent-of-index arrangements.  Under percent-of-index arrangements, we generally purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. We then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price. With respect to (1) and (3) above, the net operating margins we realize under the arrangements decrease in periods of low natural gas prices because these net operating margins are based on a percentage of the index price. Conversely, our net operating margins increase during periods of high natural gas prices.

•                  Keep-whole arrangements.  Under keep-whole arrangements, we gather natural gas from the producer, process the natural gas and sell the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements, our revenues and net operating margins increase as the price of NGLs increases relative to the price of natural gas, and our revenues and net operating margins decrease as the price of natural gas increases relative to the price of NGLs.

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

At September 30, 2005, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts.  At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable.  In addition, approximately half, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low processing margin environment.  Because of our ability to operate the plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, our overall keep-whole contract exposure is limited to a portion of the operating costs of the plant.  For the nine months ended September 30, 2005, approximately 16% of East Texas inlet volumes were processed pursuant to keep-whole contracts.

Management evaluates contract performance on the basis of net operating margin (a “non-GAAP” financial measure), which is defined as income (loss) from operations, excluding facility cost, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement.  These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting future periods.   Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with United States GAAP. Our usage of net operating margin and the underlying methodology in excluding certain charges, is not necessarily an indication of the results of operations that may be expected in the future, or that we will not, in fact, incur such charges in future periods.

For the nine months ended September 30, 2005, we generated the following percentages of our revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenues	15%	10%	35%	40%	100%
Net operating margin	54%	4%	34%	8%	100%

(1)          Includes other types of arrangements tied to NGL prices.

(2)          Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)          Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

Internal management uses the term “net operating margin” (a non-GAAP measure) as a unit of performance measurement.  We calculate net operating margin by starting with net income from operations, plus facility costs, plus selling, general and administrative costs, plus depreciation, plus amortization, plus impairments, plus accretion of asset retirement obligation.  The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands)

September 30, 2005
Revenues	$323,165

Purchased product costs	233,521

Net operating margin	$89,644

Facility expenses	33,205
Selling, general and administrative expenses	16,487
Depreciation	13,673
Amortization of intangible assets	6,288
Accretion of asset retirement obligation	136
Income from operations	$19,855

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

•                                          The western Oklahoma acquisition, which closed December 1, 2003, for consideration of $38.0 million; and

•                                          The Michigan Crude Pipeline acquisition, which closed December 18, 2003, for consideration of $21.3 million;

The Hobbs acquisition closed April 1, 2004, for consideration of $2.3 million.  Hobbs is reflected in results of operations for the three months ended September 30, 2004, and only six months of activity are reflected in the nine months ended September 30, 2004.

The East Texas acquisition closed on July 30, 2004, for consideration of $240.7 million.  East Texas is reflected in results of operations for only two of the three months of the quarterly results and for two of the nine months of results for the period ended September 30, 2004.

The Starfish acquisition closed on March 31, 2005, for consideration of $41.7 million.  As a result, the acquisition is not reflected in our results of operations in 2004.  Starfish is reflected in results of operations for the three months ended September 30, 2005, and only six months of activity are reflected in the nine months ended September 30, 2005.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains our largest customer. For the nine months ended September 30, 2005, it accounted for 14% of our revenues and 21% of our gross margin.  This represents a decrease from the year ended December 31, 2004, when MarkWest Hydrocarbon accounted for 20% of our revenues and 33% of our gross margin. We expect to continue to derive a significant portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future. At September 30, 2005, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 25% interest in the Partnership, consisting of 2,066,667 subordinated limited partner units, which represents a 19% interest in the Partnership; 402,829 common partner units, which represents 4%; and 89% of the general partner, which owns a 2% interest in the Partnership.

Under a Services Agreement, MarkWest Hydrocarbon acts in a management capacity rendering day-to-day operational, business and asset management, accounting, personnel and related administrative services to the Partnership.  In return, the Partnership is obligated to reimburse MarkWest Hydrocarbon for all documented expenses incurred on behalf of the Partnership and which are expressly designated as reasonably necessary for the performance of the prescribed duties and specified functions.

Results of Operations

Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Operating Data:
Southwest:
East Texas (1)
Gathering systems throughput (Mcf/d)	330,000	246,600	313,000	246,600
NGL product sales (gallons)	38,362,000	12,268,000	88,958,000	12,268,000

Oklahoma
Foss Lake gathering systems throughput (Mcf/d)	81,000	63,300	73,000	60,700
Arapaho NGL product sales (gallons)	14,506,000	12,174,000	46,180,000	28,686,000

Other
Appleby gathering systems throughput (Mcf/d)	38,000	24,500	33,000	23,300
Other gathering systems throughput (Mcf/d)	16,000	15,500	16,000	17,700
Lateral throughput volumes (Mcf/d) (2)	126,000	97,200	90,000	83,100

Appalachia:
Natural gas processed for a fee (Mcf/d) (3)	188,000	196,000	197,000	201,000
NGLs fractionated for a fee (Gal/day)	396,000	489,000	426,000	474,000
NGL product sales (gallons)	10,132,000	10,710,000	31,051,000	32,638,000

Michigan:
Natural gas processed for a fee (Mcf/d)	6,500	12,300	6,700	12,800
NGL product sales (gallons)	1,391,000	2,453,000	4,447,000	7,557,000
Crude oil transported for a fee (Bbl/d)	14,100	15,100	14,100	14,800

(1)          We acquired our East Texas System in late July 2004.

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

Segment Reporting

Our five geographical segments are: East Texas, Oklahoma, Other Southwest, Appalachia and Michigan.  We capture information in this MD&A by geographical segment, except that certain items below the “Operating Income” line are not allocated to our business segments because they are not considered by management in its evaluation of business unit performance.  In addition, general and administrative expenses are not allocated to individual business segments since management evaluates each business segment based on operating income before selling, general and administrative expenses.  The segment information appearing in Note 13 to the consolidated financial statements, Segment Information, is presented on a basis consistent with the Partnership’s internal management reporting, in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  As a result of our recent acquisitions, segment information for the three and nine months ended September 30, 2004, has been reclassified to conform to the current period presentation.

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

East Texas

	Three Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$25,610	$8,008	220%

Operating expenses:
Purchased product costs	12,658	954	1,227%
Facility expenses	2,602	1,366	90%
Depreciation	1,319	552	139%
Amortization of intangible assets	2,098	1,366	54%
Accretion of asset retirement obligation	8	13	(38)%
Total operating expenses before selling, general and administrative expenses	18,685	4,251	340%

Operating income before selling, general and administrative expenses	$6,925	$3,757	84%

Revenues.  Revenues increased 220% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to an increase in volume of 215%.  The Partnership acquired the East Texas System on July 30, 2004.  As a result, in 2004 the Partnership reflected only two months of activity.  The remaining increase is attributed to price.

Purchased Product Costs.  Purchased product costs increased 1,227% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to the addition of a purchase gas agreement entered into in April 2005.  Previously, we only had service contracts.  In addition, in 2004 we incurred only two months of purchased product costs.  We acquired the East Texas System on July 30, 2004.

Facility Expenses.  Facility expenses increased 90% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to two months of activity in 2004 versus three months of activity in 2005.  We acquired the East Texas System on July 30, 2004.  In addition, repair expense increased as a result of a global overhaul of our compressors.  Compensation expense also increased due to the hiring of additional staff to operate our new plants.

Depreciation.  Depreciation expense increased 139% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to an increase in property, plant and equipment of 62% primarily for the construction of a new processing plant and gathering systems.  In addition, the Partnership acquired the East Texas System on July 30, 2004.  As a result, in 2004 the Partnership incurred only two months of depreciation expense.

Amortization of Intangible Assets.  Amortization of intangible assets increased 54% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to the Partnership acquiring the East Texas System on July 30, 2004.  As a result, the Partnership incurred only two months of amortization expense in 2004.

Oklahoma

	Three Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$55,534	$34,404	61%

Operating expenses:
Purchased product costs	49,997	29,210	71%
Facility expenses	1,375	1,187	16%
Depreciation	642	521	23%
Accretion of asset retirement obligation	57	—	NA
Total operating expenses before selling, general and administrative expenses	52,071	30,918	68%

Operating income before selling, general and administrative expenses	$3,463	$3,486	(1)%

Revenues.  Revenues increased 61% during the three months ended September 30, 2005 relative to the comparable period in 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices positively impacting condensate sales and higher liquids revenue from ethane recovery and sale in the third quarter of 2005 versus ethane rejection in 2004.

Purchased Product Costs.  Purchased product costs increased 71% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily as a result of an increase in inlet volumes and an increase in natural gas prices.

Facility Expenses.  Facility expenses increased 16% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to additional maintenance and rent expense due to additional compressors on our Oklahoma system and an increase in utility expense.

Depreciation.  Depreciation expense increased 23% during the three months ended September 30, 2005 relative to the comparable period in 2004 due to the addition of compressors to our Butler compressor station and additional well connections in the field.

Accretion of Asset Retirement Obligation.  Accretion of asset retirement obligation increased by $0.1 million as a result of the recording of an asset retirement obligation in 2005 for new land leases that require the Partnership to return the land to its original condition.

Other Southwest

	Three Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$29,961	$15,747	90%

Operating expenses:
Purchased product costs	25,439	12,608	102%
Facility expenses	1,311	982	34%
Depreciation	890	844	5%
Amortization of intangible assets	—	34	(100)%
Accretion of asset retirement and lease obligation	14	—	NA
Total operating expenses before selling, general and administrative expenses	27,654	14,468	91%

Operating income before selling, general and administrative expenses	$2,307	$1,279	80%

Revenues.  Revenues increased 90% during the three months ended September 30, 2005 relative to the comparable period in 2004 due to a 55% increase in natural gas volumes, primarily on the Appleby gathering system, along with an increase in natural gas prices.

Purchased Product Costs.  Purchased product costs increased 102% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to increased volumes and prices on the Appleby gathering systems.

Facility Expenses.  Facility expenses increased 34% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily as a result of increased compressor maintenance and rent expense due to additional compressors on the Appleby systems.

Depreciation.  Depreciation expense increased 5% during the three months ended September 30, 2005 relative to the same period in 2004 due to new compressor assets added to the North and South Appleby systems during 2004 and early 2005.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by less than $0.1 million during the three months ended September 30, 2005 relative to the same period in 2004 due to the expiration of a customer contract in June 2005.

Accretion of Asset Retirement Obligation.  Accretion of asset retirement obligation increased by $0.1 million as a result of the recording of an asset retirement obligation in 2005 for new land leases that require the Partnership to return the land to its original condition.

Appalachia

	Three Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues:
Sales to affiliate	$16,022	$15,250	5%
Sales to unaffiliated parties	364	435	(16)%
Total revenues	16,386	15,685	4%

Operating expenses:
Purchased product costs	10,069	7,869	28%
Facility expenses	5,783	3,462	67%
Depreciation	750	977	(23)%
Accretion of asset retirement obligation	38	—	NA
Total operating expenses before selling, general and administrative expenses	16,640	12,308	35%

Operating Income (loss) before selling, general and administrative expenses	$(254)	$3,377	(108)%

Revenues.  Revenues increased 4% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily as a result of an increase in the sales price for our Maytown natural gas liquids of approximately $1.7 million offset by a decline in volumes processed of $1.0 million.

Purchased Product Costs.  Purchased product costs increased 28% during the three months ended September 30, 2005 relative to the comparable period in 2004 due to a $0.190 per gallon price increase which resulted in an increase in product costs of $1.9 million.  The remainder of the increase is attributable to trucking costs of approximately $0.7 million incurred to transport product from our Maytown and Boldman plants to our Siloam fractionation plant as a result of the November 2004 pipeline failure.   These increases were offset in part by a 5.4% reduction in volume.

Facility Expenses.  Facility expenses increased 67% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to pipeline inspection and repairs necessitated by the November 2004 pipeline failure of $1.1 million.  In addition, our fuel costs increased in comparison to 2004.

Depreciation.  Depreciation expense decreased 23% during the three months ended September 30, 2005 relative to the comparable period in 2004 due to accelerated Cobb plant depreciation recorded in 2004.

Michigan

	Three Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$3,077	$3,998	(23)%

Operating expenses:
Purchased product costs	711	1,075	(34)%
Facility expenses	1,443	1,500	(4)%
Depreciation	1,170	1,313	(11)%
Total operating expenses before selling, general and administrative expenses	3,324	3,888	(15)%

Operating income (loss) before selling, general and administrative expenses	$(247)	$110	(325)%

Revenues.  Revenues decreased 23% during the three months ended September 30, 2005 relative to the comparable period in 2004.  The reduction is primarily due to lower natural gas transport and processing volumes and, consequently, corresponding reductions in natural gas liquids sales volumes resulting from reduced throughput volumes on the natural gas wells on our systems.

Purchased Product Costs.  Purchased product costs decreased 34% during the three months ended September 30, 2005 relative to the comparable period in 2004 due to a reduction in volumes available for natural gas liquids processing from production shortfalls.

Facility Expenses.  Facility expenses decreased 4% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to unaccounted for pipeline losses.

Depreciation.  Depreciation expense decreased 11% during the three months ended September 30, 2005 relative to the comparable period in 2004 due to the acceleration of depreciation of our Michigan gathering pipeline and processing plant commencing in 2004.

Consolidated Financial Information

	Three Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Segment operating income	$12,194	$12,009	2%
Selling, general and administrative expense	5,322	4,323	23%

Income from operations	6,872	7,686	(11)%

Loss from unconsolidated affiliates	(999)	(32)	3022%
Interest income	80	13	515%
Interest expense	(4,950)	(3,715)	33%
Amortization of deferred financing costs (a component of interest expense)	(496)	(3,056)	(84)%
Miscellaneous income (expense)	95	(181)	(152)%

Net income	$602	$715	(16)%

Selling, General and Administrative Expense.  Selling, general and administrative expenses (“SG&A”) increased 23% during the three months ended September 30, 2005 relative to the comparable period in 2004 as a result of an increase in outside legal and finance of $0.3 million and audit and Sarbanes Oxley related costs of $0.2 million.  Compensation expense from the Participation Plan increased SG&A by $0.1 million, from $0.4 million in 2004 to $0.5 million in 2005.  In addition, insurance expense increased $0.2 million.

Loss from Unconsolidated Affiliates.  Loss from unconsolidated affiliates during the three months ended September 30, 2005 increased as a result of losses incurred from hurricane Rita.

Interest Income.  Interest income increased during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to an increase in interest earned on cash equivalents.

Interest Expense.  Interest expense increased 33% during the three months ended September 30, 2005 relative to the comparable period in 2004 primarily due to increased debt levels resulting from the financing of our 2004 and 2005 acquisitions.  In October 2004, we issued $225.0 million in senior notes and have borrowed $85.5 million under our credit facility during 2005.

Amortization of Deferred Financing Costs.  The Partnership amortized approximately $0.5 million of deferred financing costs related to debt issuance costs it incurred to finance its acquisitions.  The decrease in the amortization of deferred financing costs in 2005 relative to the comparable period in 2004 is attributable to the write off of deferred financings costs associated with our debt refinancing completed in the third quarter of 2004 as well as a shorter amortization terms in 2004 due to the then-current nature of our debt.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

East Texas

	Nine Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$59,340	$8,008	641%

Operating expenses:
Purchased product costs	22,772	954	2,287%
Facility expenses	7,668	1,366	461%
Depreciation	3,475	552	530%
Amortization of intangible assets	6,220	1,366	355%
Accretion of asset retirement obligation	24	13	85%
Total operating expenses before selling, general and administrative expenses	40,159	4,251	845%

Operating income before selling, general and administrative expenses	$19,181	$3,757	411%

Revenues.  Revenues increased 641% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due the acquisition of the East Texas System on July 30, 2004.  As a result, in 2004, the Partnership reflected only two months of activity.  The remaining increase is attributed to a volume increase of 210% and an increase in prices.

Purchased Product Costs.  Purchased product costs increased 2,287% during the first three quarters of 2005 relative to the comparable period in 2004. The difference is due primarily to only two months of activity consolidated in 2004 compared with nine months of activity in 2005.  The Partnership acquired the East Texas System on July 30, 2004. In addition, the increase is due to the addition of a purchase gas agreement entered into in April 2005.  Previously, we only had service contracts.

Facility Expenses.  Facility expenses increased 515% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due to only two months of activity consolidated in 2004 compared with nine months of activity in 2005.  The Partnership acquired the East Texas System on July 30, 2004.

Depreciation.  Depreciation expense increased 530% during the first three quarters of 2005 relative to the comparable period I n 2004, again primarily due to only two months of activity reflected in 2004 compared with nine months of activity in 2005.  The Partnership acquired the East Texas System on July 30, 2004.

Amortization of Intangible Assets.  Amortization of intangible assets increased 355% during the first three quarters of 2005 relative to the comparable period in 2004 due to the Partnership acquiring the East Texas System on July 30, 2004.  As a result, in 2004, the Partnership reflected only two months of activity.

Accretion of Asset Retirement Obligation.  Accretion of asset retirement obligation increased by less than $0.1 million in 2005 as a result of the recording of an asset retirement obligation in 2005 for new land leases that require the Partnership to return the land to its original condition.

Oklahoma

	Nine Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$136,128	$94,144	45%

Operating expenses:
Purchased product costs	121,319	84,593	43%
Facility expenses	3,449	2,643	30%
Depreciation	1,724	1,534	12%
Accretion of asset retirement obligation	57	—	NA
Total operating expenses before selling, general and administrative expenses	126,549	88,770	43%

Operating income before selling, general and administrative expenses	$9,579	$5,374	78%

Revenues.  Revenues increased 45% during the first three quarters of 2005 relative to the comparable period in 2004 due to increased well volumes contracted to the gathering system, higher crude oil prices positively impacting condensate sales and higher liquids revenues from ethane recovery and sale in 2005 versus ethane rejection in 2004.

Purchased Product Costs.  Purchased product costs increased 43% during the first three quarters of 2005 relative to the comparable period in 2004 primarily as a result of increased gas prices, throughput volumes and the increased costs associated with being in ethane recovery instead of rejection in 2005.

Facility Expenses.  Facility expenses increased 30% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due to an increase in utility and maintenance expense incurred with the expansion of our Oklahoma systems.  The increase was also attributed to an increase in salaries for field personnel.

Depreciation.  Depreciation expense increased 12% during the first three quarters of 2005 relative to the comparable period in 2004 due to the addition of compressors at our Butler compressor station and additional well connections in the field.

Accretion of Asset Retirement Obligation.  Accretion of asset retirement obligation increased by $0.1 million in 2005 as a result of the recording of an asset retirement obligation in 2005 for new land leases that require the Partnership to return the land to its original condition.

Other Southwest

	Nine Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$70,357	$49,021	44%

Operating expenses:
Purchased product costs	59,153	38,796	52%
Facility expenses	3,273	2,800	17%
Depreciation	2,584	2,371	9%
Amortization of intangible assets	68	102	(33)%
Accretion of asset retirement and lease obligation	17	—	NA
Total operating expenses before selling, general and administrative expenses	65,095	44,069	48%

Operating income before selling, general and administrative expenses	$5,262	$4,952	6%

Revenues.  Revenues increased 44% during the first three quarters of 2005 relative to the comparable period in 2004 due to a 27% increase in natural gas volumes on the Appleby and Edwards gathering systems offset by the effect of a one-time inventory sale on the PowerTex system in February 2004.

Purchased Product Costs.  Purchased product costs increased 52% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due to increased volumes and prices on the Appleby and Edwards gathering systems.

Facility Expenses.  Facility expenses increased 17% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due to higher site repairs and maintenance at our Appleby facility and increases in labor costs. These increased costs were partially offset by decreased operating expenses in 2005 due to the sale of the Dublin Ranch and Willow Lake systems.

Depreciation.  Depreciation expense increased 9% during the first three quarters of 2005 relative to the same period in 2004 due to asset additions at the North and South Appleby systems during 2004 and the first quarter of 2005.

Amortization of Intangible Assets.  Amortization of intangible assets decreased 33% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due to the end of the contractual life of the intangible asset in June 2005.  As a result, amortization for 2004 includes nine months of amortization whereas 2005 only has six months of amortization.

Accretion of Asset Retirement Obligation.  Accretion of asset retirement obligation increased by $0.1 million in 2005 as a result of the recording of an asset retirement obligation in 2005 for new land leases that require the Partnership to return the land to its original condition.

Appalachia

	Nine Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues:
Sales to affiliate	$46,533	$43,349	7%
Sales to unaffiliated parties	1,368	1,256	9%
Total revenues	47,901	44,605	7%

Operating expenses:
Purchased product costs	27,982	21,701	29%
Facility expenses	14,653	9,832	49%
Depreciation	2,396	2,765	(13)%
Accretion of asset retirement obligation	38	—	NA
Total operating expenses before selling, general and administrative expenses	45,069	34,298	31%

Operating income before selling, general and administrative expenses	$2,832	$10,307	(73)%

Revenues.  Revenues increased 7% during the first three quarters of 2005 relative to the comparable period in 2004 as a result of a 26% increase in the sales price for our Maytown natural gas liquids, or $6.1 million.  The price increase was offset, in part, by a volume decrease of 4.9%, or $1.5 million.

Purchased Product Costs.  Purchased product costs increased 29% during the first three quarters of 2005 relative to the comparable period in 2004 due to a $0.17 per gallon increase in product costs, or $5.6 million, associated with the Maytown percent-of-proceeds contract.  The remainder of the increase is attributable to trucking costs incurred to transport product from our Maytown and Boldman plants to our Siloam fractionation plant as a result of the November 2004 pipeline failure.

Facility Expenses.  Facility expenses increased 49% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due to pipeline inspection and repairs necessitated by the November 2004 pipeline failure of approximately $3.8 million.  In addition, our fuel costs increased in comparison to prior year.

Depreciation.  Depreciation expense decreased 13% during the first three quarters of 2005 relative to the comparable period in 2004 due to accelerated Cobb plant depreciation recorded in 2004.

Michigan

	Nine Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Revenues	$9,439	$11,548	(18)%

Operating expenses:
Purchased product costs	2,295	2,896	(21)%
Facility expenses	4,162	4,472	(7)%
Depreciation	3,494	3,431	2%
Total operating expenses before selling, general and administrative expenses	9,951	10,799	(8)%

Operating income (loss) before selling, general and administrative expenses	$(512)	$749	(168)%

Revenues.  Revenues decreased 18% during the first three quarters of 2005 relative to the comparable period in 2004 due to lower natural gas transport and processing volumes and, consequently, corresponding reductions in natural gas liquids sales volumes resulting from reduced well production on our systems.

Purchased Product Costs.  Purchased product costs decreased 21% during the first three quarters of 2005 relative to the comparable period in 2004 due to reduced natural gas liquids production purchases stemming from production declines.

Facility Expenses.  Facility expenses decreased 7% during the first three quarters of 2005 relative to the comparable period in 2004 primarily due to a decrease of $0.5 million in the amount of net profit interest paid to MarkWest Hydrocarbon.  MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income we earn on quarterly pipeline throughput in excess of 10,000 Mcf/d.  As throughput was below 10,000 Mcf/d for the first three quarters of 2005, there was no net profit interest payable to MarkWest Hydrocarbon.

Depreciation.  Depreciation expense increased 2% during the first three quarters of 2005 relative to the comparable period in 2004 due to 2004 crude oil pipeline and equipment additions depreciated in 2005.

Consolidated Financial Information

	Nine Months Ended September 30,		Change
	2005	2004	%
	(in thousands)
Segment operating income	$36,342	$25,139	45%
Selling, general and administrative expense	16,487	9,346	76%

Income from operations	19,855	15,793	26%

Loss from unconsolidated affiliates	(9)	(49)	(82)%
Interest income	210	34	518%
Interest expense	(13,182)	(5,759)	129%
Amortization of deferred financing costs (a component of interest expense)	(1,468)	(3,679)	(60)%
Miscellaneous income (expense)	132	(202)	(165)%

Net income	$5,538	$6,138	(10)%

Selling, General and Administrative Expense.  SG&A increased 76% during the first three quarters of 2005 relative to the comparable period in 2004 as a result of an increase in incentive compensation expense of $2.6 million and audit and Sarbanes Oxley related costs of $1.6 million.  The allocation of compensation expense from the Participation Plan increased SG&A by $1.6 million, from $0.7 million in 2004 to $2.3 million in 2005.  In addition, outside legal and financial consulting services of $0.5 million and insurance adjustments of $0.8 million contributed to the increase in SG&A expenses.

Loss from Unconsolidated Affiliates.  Loss from unconsolidated affiliates during the first three quarters of 2005 decreased as a result of the acquisition of Starfish on March 31, 2005.

Interest Income.  Interest income increased $0.2 million during 2005 relative to the same period in 2004 primarily due to an increase in interest earned on cash equivalents.

Interest Expense.  Interest expense increased 129% during 2005 relative to the same period in 2004 primarily due to increased debt levels resulting from the financing of our 2004 and 2005 acquisitions.  In October 2004, we issued $225.0 million in senior notes and have borrowed $85.5 million under our credit facility during 2005.

Amortization of Deferred Financing Costs.  During the first three quarters of 2005, we amortized approximately $1.5 million of deferred financing costs related to debt issuance costs incurred to finance our acquisitions.  The decrease in the amortization of deferred financing costs in 2005 relative to the comparable period in 2004 is attributable to the write off of deferred financings costs associated with our debt refinancing completed in the third quarter of 2004 as well as a shorter amortization term in 2004 due to the then current nature of our debt.  Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Liquidity and Capital Resources

Our primary source of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions) is the cash flow generated by our operations.  Based on current volume, price and expense assumptions, we expect cash flow from operations – as well as borrowings under our credit facility - to fund our planned capital expenditures for the remainder of 2005.  The public and institutional markets have been our principal source of capital used to finance a significant amount of our growth, including acquisitions.  During the first quarter of 2005, we borrowed $40.0 million from our credit facility to finance the acquisition of a 50% non-operating membership interest in Starfish Pipeline Co. LLC.  Starfish owns the FERC-regulated Stingray natural gas pipeline and the unregulated Triton natural gas gathering system and West Cameron dehydration facility, all located in the Gulf of Mexico and southwestern Louisiana.  During the nine months ended September 30, 2005, we spent $50.2 million on capital expenditures, primarily for the construction of a new processing plant and gathering systems in East Texas to handle our future contractual commitments.  On November 1, 2005, we acquired a 100% interest in the Javelina gas processing and fractionation facility in Corpus Christi, Texas for approximately $355.0 million.  We borrowed approximately $500.0 million, $355.0 million to finance Javelina, $45.0 million for working capital adjustments and $100.0 million to retire long-term debt from the predecessor revolving credit facility.  On November 1, 2005, the available borrowing capacity under the Partnership Credit Facility was $43.0 million.

The Partnership’s $200.0 million credit facility was established to fund capital expenditures and acquisitions, working capital requirements (including letters of credit) and distributions to unitholders. Advances to fund distributions to unitholders may not exceed $0.50 per outstanding unit in any 12-consecutive-month period. To date there have been no advances from the credit facility to fund distributions to unitholders. At September 30, 2005, the Partnership had borrowed $85.0 million, $40.0 million to finance its investment in Starfish and $45.0 million to fund capital expenditures.   In November 2005, we amended and restated our credit facility, decreasing our maximum lending limit from $200.0 million to $100.0 million and decreasing the term of the facility to one year, due October 31, 2006.  We also entered into a $400.0 million term loan due October 31, 2006.

Conditions of the Partnership’s credit facility mean we are subject to a number of restrictions on our business. These include restrictions on our ability to grant liens on assets; make or own certain investments; enter into any swap contracts other than in the ordinary course of business; merge, consolidate or sell assets; incur indebtedness (other than subordinated indebtedness); make acquisitions; engage in other business; enter into capital or operating leases; engage in transactions with affiliates; make distributions on equity interests; declare or make, directly or indirectly any restricted payment and other usual and customary covenants.

The Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have $225.0 million in senior notes at a fixed rate of 6.875% outstanding at September 30, 2005.  The notes mature on November 2, 2014. Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The proceeds from these notes were used to pay down our outstanding debt under our credit facility in October 2004.

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

The Partnership has agreed to file an exchange offer registration statement, or under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 26, 2005) and, as a consequence, is incurring an interest rate penalty of 0.5%, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.  The Partnership is currently being charged an interest rate penalty of 1%.

Cash generated from operations, borrowings under our credit facility and funds from our private and public equity offerings are our primary sources of liquidity. The timing of our efforts to raise equity in the future, however, was influenced by our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our quarterly report on Form 10-Q for the quarter ending March 31, 2005.  We will no longer have the ability to incorporate by reference information from our filings into a new registration statement until June 25, 2006 should we choose to raise capital through a public offering registered on Form S-3.  If we raise additional capital through public debt or equity offerings, we are required to file a Form S-1 registration statement, which is a long form type of registration statement.  The requirement to file a Form S-1 registration statement will affect our ability to access the capital markets on a timely basis and will increase the costs of doing so.  Nonetheless, we believe that funds from raising equity together with cash generated from operations and borrowing under our credit facility will be sufficient to meet both our short-term and long-term working capital requirements and anticipated capital expenditures.  Our ability to fund additional acquisitions will likely require the issuance of additional common units, the expansion of our credit facility, or both.

Our ability to pay distributions to our unitholders and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance.  That, in turn, will be affected by prevailing economic conditions in our industry, as well as and financial, business and other factors, some of which are beyond our control.

Our primary customer is MarkWest Hydrocarbon. Consequently, matters affecting the business and financial condition of MarkWest Hydrocarbon—including its operations, management, customers, vendors, and the like—could affect our liquidity.

The Partnership has budgeted $23.2 million for capital expenditures for the remainder of 2005, exclusive of any acquisitions, consisting of $22.6 million for expansion capital and $0.6 million for sustaining capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Net cash provided by operating activities	$25,631	$22,934
Net cash used in investing activities	$(91,834)	$(255,864)
Net cash provided by financing activities	$51,985	$236,603

Net cash provided by operating activities increased $2.7 million during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.  The increase was primarily due to an increase in income before certain non-cash operating expenses, primarily depreciation, amortization of intangible assets and Participation Plan compensation expense.  We expect that overall our 2005 volumes for the remainder of the year will be higher than in 2004 and that cash provided by operating activities in 2005 will exceed 2004 levels.  However, a precipitous decline in natural gas, NGL or crude oil prices or volumes for the remainder of 2005 could significantly affect the amount of cash flow that would be generated from operations.

Net cash used in investing activities was lower during the nine months ended September 30, 2005, than during the nine months ended September 30, 2004, primarily due to our July 2004 East Texas System acquisition for approximately $240.6 million.  Net cash used in investing activities during the nine months ended September 30, 2005 included the acquisition of a 50% non-operating interest in Starfish for approximately $41.7 million.  In addition, the Partnership used cash of $50.2 million for capital expenditures, primarily for the construction of a new processing plant and gathering systems in East Texas to handle our future contractual commitments and construction of the new replacement Cobb processing facility in Appalachia.  During the nine months ended September 30, 2004, the Partnership used cash of $12.7 million for capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2005 included net proceeds from the Partnership’s credit facility of $85.5 million and capital contributions from the general partner of $0.4 million for the replacement Cobb processing facility.  In addition, the Partnership distributed $28.8 million to unitholders in 2005.  Net cash provided by financing activities during the nine months ended September 30, 2004 included net proceeds from a public equity offering of $44.9 million.  Of the net proceeds from the offering, $43.0 million were used for the repayment of long-term debt.  The Partnership distributed $15.7 million to unitholders in the 2004 period.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of September 30, 2005, is as follows, in thousands:

	Payment Due by Period
Type of obligation	Total Obligation	Due in 2005	Due in 2006-2007	Due in 2008-2009	Thereafter

Long-term debt (1)	$472,327	$5,180	$41,437	$125,944	$299,766
Operating leases	8,884	1,309	5,974	1,245	356
Purchase obligations	664	664	—	—	—
Total contractual cash obligations	$481,875	$7,153	$47,411	$127,189	$300,122

(1)             Includes interest on our 6.875% senior notes through 2014 of $140.5 million and interest on our 6.14% credit facility through 2009 of $21.3 million.

Matters Impacting Future Results

We earn fees for transporting the NGLs recovered from the Kenova, Maytown, and Boldman plants to Siloam via our Appalachian pipeline.  In November of 2004, a failure and ensuing explosion and fire occurred on a leased section of this pipeline.  While investigation into the incident continues, at this time the Partnership believes that it has adequate general liability insurance coverage for third-party property damage and personal injury liability, resulting from the incident.  To date, the Partnership has settled with several of the claimants for third-party property damage claims (damage to residences and personal property) related to this incident, in addition to reaching settlement for some of the personal injury claims related to the pipeline explosion and fire.  These settlements have been paid for or reimbursed under the Partnership’s general liability insurance.   As a result, the Partnership has not provided for a loss contingency.

Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS immediately after the incident, pipeline and valve integrity evaluation, testing and repair efforts were required and conducted on the affected pipeline segment before service could be resumed.  Partial return to service of the affected pipeline was resumed in October 2005.  The Partnership has filed an independent action against its All-Risks Property and Business Interruption insurance carriers as a result of their refusal to honor their insurance coverage obligations for providing the Partnership insurance payments for the Partnership’s internal expenses and costs incurred for damage to, and loss of use of, the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydraulic testing, repair/replacement and other pipeline integrity assurance measures).  These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when received.  We have not provided for a receivable related to these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the Partnership’s All-Risks Property and Business Interruption insurance policies.  In addition to the property and business losses and interruption costs, through September 30, 2005, the Partnership has incurred pipeline testing, refurbishment and replacements costs of approximately $5.1 million, of which $1.3 million has been capitalized. Our current estimate is that the full cost of pipeline testing, repair and improvements will be approximately $5.5 million.  The Partnership has also asserted that the costs associated with such testing, replacement and repair are also subject to an equal sharing arrangement with the owner of the pipeline pursuant to the terms of the pipeline lease agreement.

In April 2005, we received a notice of violation from the West Virginia Department of Environmental Protection setting forth alleged past violations of certain air quality regulations at our Cobb extraction plant.  We have settled this matter and entered into a consent order with the Department to fully resolve the matter.  This matter did not have a material impact on the results of operations of the Partnership.

In September 2005, a lawsuit was served on a Partnership subsidiary, MarkWest Pinnacle, L.P., filed in the

District Court of Midland County, Texas, 385th Judicial District, alleging breach of contract, conversion, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by MarkWest Energy Partners under a gas purchase agreement.  Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas i.e., that is to be paid for more gas than it actually sold and delivered to the Partnership.  MarkWest Energy Partners has filed an Answer to the Complaint denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those measured at the wellhead, that Plaintiff’s claims are without merit, and that the Partnership also may have overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements.  Discovery has not yet begun, and at this time the Partnership is not able to predict the ultimate outcome of this matter.

In response to a shipper inquiry regarding our Michigan Crude Pipeline, and following FERC-requested rate structure discussions with the shippers, FERC recently requested that we file a tariff.   We are currently in FERC-sponsored discussions with all shippers regarding a proposed tariff rate structure filing, and are attempting to resolve any issues they may have.  We have determined that our current and proposed rate structures are well below rates that would be allowed under FERC’s cost-of-service rate-making structure.  However, we cannot predict at this time whether FERC jurisdiction and a tariff filing will adversely affect our Michigan Crude Pipeline results of operations.

We have a 50% non-operating ownership interest in Starfish Pipeline Company (“Starfish”).  In connection with the impact of Hurricane Rita on the Starfish operations, based on our continuing discussions with the operator and other 50% owner of Starfish, Enbridge Offshore (Gas Transmission) L.L.C. (“Enbridge), we have been informed that initial onsite and aerial inspections indicated no material damage to the offshore platform facilities and that pipe integrity was not compromised.  Sonar inspection of underwater pipe to assess sediment support and cover is pending.  No major structural damage appears to have occurred at the onshore Starfish dehydration and compressor facilities.  However, due to flooding, the electrical, control equipment and office buildings require repairs, which Enbridge believes can be completed by year-end 2005.  Starfish operations have been substantially curtailed since shortly before Hurricane Rita hit the Gulf Coast in September 2005, and until such repairs are completed, Starfish is not able to return to normal operations and this will have a continuing impact on operating income.  Based on this preliminary information and without further update on the situation from Enbridge, we are unable to further estimate the ultimate impact of Hurricane Rita to 2005 net income, but we expect that the effect will be material.  Our evaluation is subject to a number of factors including ongoing assessments, disclosures by operators of interconnecting production and processing facilities, and discussions with insurance carriers for insurance recovery for damages and business interruption.

Under the terms of certain gathering contracts in our East Texas systems, we are required to buy gas based on a specific index price. Our typical process has been to sell our best estimate of the production at the same index price near the end of the prior month.  Due to unexpected volatility in the gas trading market at the end of October 2005, and due to that volatility and lack of liquidity, we were unable to sell at the same index price.  As a result, we were not able to sell approximately 16,600 Mmbtu/day of gas from our Appleby and east Texas assets for November 2005.  To the extent that this position remains open, we are selling the gas at a different index price, which is currently lower than the index purchase price for the month.  The Partnership is exploring several options to mitigate this exposure. We cannot currently predict the financial impact, as prices will continue to move for the balance of the month, but the exposure could result in a negative relative to expected operating income from our Appleby and East Texas operations.  We have implemented additional controls and procedures to mitigate a similar exposure going forward.  We have sold 90% of our forecasted volumes through March 2006 at  index price.  We have also established firm guidelines to sell the remainder of forecast volumes earlier in the preceding month to reduce the risk of encountering unexpected market conditions that preclude these types of index sales.

Under the terms of the keep whole agreements in our Western Oklahoma System, we purchase gas to replace the shrink and fuel requirements under those arrangements.  We then sell the natural gas liquids processed at the Foss Lake plant.  The continued strong pricing environment for natural gas liquids coupled with the decline in mid-continent natural gas prices in November has resulted in higher than expected margins in our Western Oklahoma System.  We cannot currently quantify the ultimate impact because prices will continue to move for the balance of the month of November, but these conditions could result in a materially positive impact to operating income from our Western Oklahoma operations.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Partnership’s consolidated financial statements.

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

These forward-looking statements are made based upon management’s current expectations, estimates, assumptions and beliefs concerning future events affecting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied.

Important factors that could cause our results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•                  Our ability to successfully integrate our recent or future acquisitions;

•                  The availability of natural gas supply for our gathering and processing services;

•                  Our substantial debt and other financial obligations, which could adversely impact our financial condition;

•                  The availability of NGLs for our transportation, fractionation and storage services;

•                  Our dependence on certain significant customers, producers, gatherers, treaters, and transporters of natural gas, including MarkWest Hydrocarbon;

•                  The risk that third-party oil and gas exploration and production activities will not occur or be successful;

•                  Prices of NGL products and natural gas, including the effectiveness of any hedging activities;

•                  Competition from other NGL processors, including major energy companies;

•                  Changes in general economic conditions in regions where our products are located;

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

As of September 30, 2005, we have hedged our natural gas price risk associated with our Other Southwest gathering systems with swaps that settle monthly through December 31, 2005 as follows:

MMBtu (total for the period)	46,000
$/MMBtu	$4.26

As part of an ongoing comprehensive hedge plan designed to manage risk and stabilize future cash flows, during October, 2005, the Partnership entered into the following additional hedges that settle monthly through December 31. 2006:

Costless Collars:	Period	Floor	Cap
Crude Oil — 500 Bbl/d	2006	$57.00	$67.00
Crude Oil — 250 Bbl/d	2006	$57.00	$67.00
Crude Oil — 205 Bbl/d	2006	$57.00	$65.10

Propane — 10,000 Gal/d	2006	$0.97	$1.15

Swaps		Fixed Price
Crude Oil — 250 Bbl/d	2006	$62.00
Crude Oil — 185 Bbl/d	2006	$61.00

While we expect these hedges to provide economic stability against the impact of changing commodity prices on our physical positions, for accounting purposes, we will not designate these derivatives as cash flow hedges and will not apply hedge accounting.  We will expand our disclosure around the resulting mark-to-market impacts.

Interest Rate Risk

We are exposed to changes in variable interest rates payable on $85.5 million of borrowings under our credit facility as of September 30, 2005, primarily as a result of our floating interest rates under this facility.  For the nine months ended September 30, 2005, the weighted average interest rate on the credit facility was 6.14%.  The carrying value of the credit facility approximates fair value since the facility bears interest at current market.  As of September 30, 2005 floating rate debt represented 28% of our total outstanding debt.  We may make use of interest rate swap agreements in the future, to adjust the ratio of fixed and floating rates in the debt portfolio.  We also have fixed rate debt of $225.0 million on our senior notes.  The fair value of the senior notes was approximately $222.8 million at September 30, 2005 based on quoted market prices.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our senior management, with participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of September 30, 2005, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Security Exchange Act of 1934 (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Through the date of the filing of this Form 10-Q, we have adopted remedial measures to address the deficiencies in our internal controls that existed on September 30, 2005.  In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.  Such additional procedures included detailed management review of account reconciliations for all accounts in all business units, multiple level management review of accounting treatment for significant non-routine transactions and additional reviews at the Southwest Business Unit by Corporate personnel.  Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2004, senior management concluded that we did not maintain effective internal control over financial reporting due to a number of material weaknesses.  All of the material weaknesses discussed below were originally identified in management’s assessment of internal control that was conducted as of December 31, 2004.

Based on our evaluation, senior management has concluded that, as of September 30, 2005, we did not maintain effective internal control over financial reporting due to the following material weaknesses:

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

To date, we have taken the following steps to remediate this material weakness:

•                  We have hired a Chief Accounting Officer with public company accounting and reporting technical expertise.

•                  We have hired additional accounting staff to supplement our existing technical accounting resources.

•                  We have hired additional staff to supplement our existing technical accounting resources.

•                  We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

•                  We have implemented an internal audit outsourcing and technical consultation arrangement with a professional accounting and consulting firm.

•                  We have conducted entity level risk assessment, established an internal audit plan and begun to execute that plan.

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

To date, we have taken the following steps to remediate this material weakness:

•                  We have hired a Chief Accounting Officer with public company accounting and reporting technical expertise.

•                  We have hired additional accounting staff to supplement our existing technical accounting resources.

•                  We have hired a Vice President of Compliance to coordinate our internal audit and internal control compliance efforts.

•                  We have implemented an internal audit outsourcing and technical consultation arrangement with a professional accounting and consulting firm.

•                  We have conducted entity level risk assessment, established an internal audit plan and begun to execute that plan.

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

Planned Remediation of Internal Control Weaknesses

Going forward, we expect to implement the following additional measures to strengthen our internal control processes:

•                  We are implementing additional entity level controls including a robust disclosure review process and additional technical accounting reviews.

•                  We are continuing our implementation processes of our new risk management and derivative transaction reporting software.

•                  We will conduct in-depth training for all persons with coding responsibilities to ensure clear and consistent understanding of capitalization policies.

•                  Through our annual certification of the design and operating effectiveness of our internal controls, we are identifying and remediating specific control gaps.

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

MarkWest Energy Partners, L.P.
(Registrant)

		By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date:	November 9, 2005	/s/ James G. Ivey
James G. Ivey
Chief Financial Officer

Exhibit Number	Exhibit Index

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.2	Chief Accounting Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

31.3	Chief Financial Officer Certification Pursuant to Section 13a-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.