Form 10-K/A
period 2005-12-31
MARKWEST ENERGY PARTNERS L P
filed 2006-03-31
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to MarkWest Energy Partners, L.P.’s (the “Company,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006 (Commission File No. 001-31239), includes in Part IV, Item 15, separate financial statements of Starfish Pipeline Company, LLC, pursuant to Regulation S-X, Rule 3-09 (Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent-or-Less-Owned Persons). These financial statements are being filed within the allotted timeframe as permitted by Regulation S-X, Rule 3-09(b).

This Amendment does not update any other disclosure to reflect events occurring after the filing of the original Form 10-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have restated in its entirety each item of the original Form 10-K affected by this Amendment.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this report:

(1)          Financial Statements:

You should read the Index to Consolidated Financial Statements included in Item 8 of this Form 10-K for a list of all financial statements filed as a part of this report, which is incorporated herein by reference.

(2)          Financial Statement Schedules:

Schedule A — Significant Subsidiary Financial Statements — Starfish Pipeline Company, LLC

All omitted schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Schedule A — Significant Subsidiary Financial Statements — Starfish Pipeline Company, LLC

Starfish Pipeline Company, LLC

Consolidated Financial Statements

December 31, 2005 and 2004

Starfish Pipeline Company, LLC
Index
December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
Starfish Pipeline Company, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of members’ capital and of cash flows present fairly, in all material respects, the financial position of Starfish Pipeline Company, LLC and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, the Company has significant transactions and relationships with affiliated entities.

PricewaterhouseCoopers LLP

Houston, Texas

March 27, 2006

Starfish Pipeline Company, LLC
Consolidated Balance Sheets
December 31, 2005 and 2004

(in thousands of dollars)	2005	2004

Assets
Current assets
Cash and cash equivalents	$1,574	$904
Transportation receivables, net of allowance	6,469	4,371
Owing from related parties	1,486	2
Gas imbalance Net under-recoveries (Note 2)	4,228	825
Other assets	579	889
Total current assets	14,336	6,991

Pipelines, plant and equipment, net (Note 4)	89,736	92,921
Total assets	$104,072	$99,912

Liabilities and Members’ Capital
Current liabilities
Accounts payable, trade	$2,887	$1,430
Owing to related parties	421	643
Gas imbalances (Note 2)	6,324	2,425
Accrued expenses	2,193	105
Current obligation under capital lease	1,073	1,073
Total current liabilities	12,898	5,676

Obligation under capital lease, less current portion	5,966	6,504
Asset retirement obligation (Note 6)	5,593	5,277
Regulatory liability (Note 6)	9,180	8,817
Total liabilities	33,637	26,274

Members’ capital	70,435	73,638
Total liabilities and members’ capital	$104,072	$99,912

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC
Consolidated Statements of Income
Years Ended December 31, 2005 and 2004

(in thousands of dollars)	2005	2004

Operating revenues
Transportation	$16,739	$22,321
Dehydration and other	2,604	3,244
Total revenues	19,343	25,565

Operating expenses
Operating and maintenance	11,200	9,636
Administrative and general	1,821	1,679
Depreciation and amortization	6,371	6,483
Accretion and regulatory expense	679	716
Gain on disposition of assets	—	(860)
Total operating expenses, net	20,071	17,654

Net operating (loss) income	(728)	7,911

Other income (expense)
Interest expense	(536)	(573)
Interest income	42	43
Other income	354	274
Total other income (expense), net	(140)	(256)
Net (loss) income	$(868)	$7,655

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC
Consolidated Statements of Members’ Capital
Years Ended December 31, 2005 and 2004

	Enterprise/	Shell/
	MarkWest	Enbridge
(in thousands of dollars)	(Note 1)	(Note 1)	Total

Capital account balances at December 31, 2003	$40,565	$40,565	$81,130
Contributions	1,536	1,535	3,071
Distributions	(9,109)	(9,109)	(18,218)
Net income	3,827	3,828	7,655

Capital account balances at December 31, 2004	36,819	36,819	73,638
Contributions	1,486	1,486	2,972
Distributions	(2,653)	(2,654)	(5,307)
Net income	(434)	(434)	(868)

Capital account balances at December 31, 2005	$35,218	$35,217	$70,435

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC
Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

(in thousands of dollars)	2005	2004

Cash flows from operating activities
Net (loss) income	$(868)	$7,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	6,371	6,483
Accretion and regulatory expense	679	716
Provision for bad debts	1,422	—
Gain on disposition of assets	—	(860)
Changes in working capital
Transportation receivables	(3,520)	(2,318)
Owing from related parties	2	77
Gas imbalance Net under-recoveries	(3,403)	2,049
Other assets	(8)	201
Accounts payable and accrued liabilities	3,611	(1,288)
Gas imbalances	3,899	2,910
Owing to related parties	(222)	300
Net cash provided by operating activities	7,963	15,925

Cash flows from investing activities
Capital expenditures	(2,934)	(5,271)
Proceeds from disposition of assets	—	15
Net cash used in investing activities	(2,934)	(5,256)

Cash flows from financing activities
Contribution from members	1,486	3,071
Distribution to members	(5,307)	(18,218)
Reduction of capital lease obligation	(538)	(500)
Net cash used in financing activities	(4,359)	(15,647)
Increase (decrease) in cash and cash equivalents	670	(4,978)

Cash and cash equivalents
Beginning of period	904	5,882
End of period	$1,574	$904

Supplemental cash flow disclosures
Cash paid in interest	$—	$—
Noncash financing and investing activities
As of December 31, 2005 and 2004, respectively, accounts payable, trade included $0 and $66,235 of fixed asset additions.

During 2005 and 2004, respectively, $0 and $300,000 of fixed asset additions were recognized due to recording of an asset retirement obligation.

The members agreed on December 19, 2005, to provide capital contributions in the amount of $2,972,000. As of December 31, 2005, a receivable in the amount of $1,486,000, was due from MarkWest. Starfish received the contribution in January 2006.

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

1.             Organization and Business

Starfish Pipeline Company, LLC (“Starfish” or the “Company”) was formed on December 8, 2000, under the provisions of the Delaware Limited Liability Company Act. Starfish is owned 50% each by Enterprise Products Operating, LP (“Enterprise”) and Shell Gas Transmission, LLC (“Shell”), an affiliate of Shell Oil Company (“SOC”). In January 2001, Starfish acquired 100% of Stingray Pipeline Company, LLC (“Stingray”), West Cameron Dehydration, LLC (“West Cameron”) and Triton Gathering, LLC (“Triton”, previously East Breaks Gathering Company, LLC) from Deepwater Holdings, LLC, an affiliate of the El Paso Corporation. The purchase price was $50,200,000, which was allocated based on the fair value of the net assets acquired. Since the estimated fair value of the net assets was in excess of the purchase price, no goodwill was recorded. On December 31, 2004, SOC sold its interest in Shell to Enbridge Holdings (Offshore) L.L.C. (“Enbridge”), an affiliate of Enbridge (U.S.) Inc. Therefore, as of December 31, 2004, SOC is no longer an affiliate. Subsequent to the sale, Shell was renamed Enbridge Offshore (Gas Transmission) L.L.C. On March 31, 2005, with an effective date of January 1, 2005, Enterprise sold its interest in Starfish to MarkWest Energy Partners L.P. (“MarkWest”). Therefore, as of January 1, 2005, Enterprise is no longer an affiliate.

Stingray operates a regulated natural gas pipeline system (the “Stingray System”) engaged in the transmission of natural gas in the Louisiana and Texas offshore areas. The Stingray System consists of (i) 361 miles of 6 to 36-inch diameter pipeline that transports natural gas from the High Island Offshore System, or HIOS, West Cameron, East Cameron, Garden Banks and Vermilion lease areas in the Gulf of Mexico to onshore transmission systems in Louisiana, (ii) 43 miles of 16 to 20-inch diameter pipeline connecting platforms and leases in the Garden Banks Block 191 and 72 areas to the Stingray System, and (iii) 13 miles of 16-inch diameter pipeline connecting the GulfTerra Energy Partners L.P., formerly known as El Paso Energy Partners L.P., platform at East Cameron Block 373 to the Stingray System at East Cameron Block 338.

West Cameron operates an unregulated natural gas dehydration facility that provides interruptible dehydration service to offshore platform operators connected to the Stingray System. The facility is located at Stingray station 701 in Holly Beach, Louisiana.

Triton is a gathering system that includes 18 laterals, which are connected to the Stingray System, and located in the Garden Banks, East Cameron, Vermilion, and West Cameron areas of the Gulf of Mexico. This includes the Gunnison lateral completed in December 2003.

Starfish has no employees and receives all administrative and operating support through contractual arrangements with affiliated companies. These services and agreements are outlined in Note 3, Related Party Transactions.

Agreements between the member companies address the allocation of income and capital contributions and distributions amongst the respective members’ capital accounts.

The terms of the agreements include, but are not limited to the following:

•      No member is required to make a capital contribution unless such member votes to approve the capital contribution;

•      If a member does not contribute by the time required, other non-defaulting members may elect to participate in its share of such advance in proportion to its membership interest;

•      Starfish is required to distribute all available cash, as defined by the members, within thirty days of the end of the calendar month;

•      Starfish is not required to distribute any amounts that would cause it to materially default under any debt agreement or instrument.

2.             Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Significant Risks

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenue and expenses during the reporting period. Such estimates and assumptions include those made in areas of FERC regulations, fair value of financial instruments, future cash flows associated with assets, useful lives for depreciation and potential environmental liabilities. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

Development and production of natural gas in the service area of the pipeline and dehydration facilities are subject to, among other factors, prices for natural gas and federal and state energy policy, none of which are within Starfish’s control.

Regulation

The Stingray System, is an interstate pipeline subject to regulation by the Federal Energy Regulatory Commission (“FERC”). Stingray has accounting policies that conform to generally accepted accounting principles, as applied to regulated enterprises and are in accordance with the accounting requirements and ratemaking practices of the FERC.

Stingray follows the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. If Stingray discontinued the application of SFAS No. 71, due to an increased level of competition and discounting in its market area, adjustments and possible write-offs of regulatory assets and liabilities would be necessary.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.

Allowance for Doubtful Accounts

Allowances have been established for losses on accounts, which may become uncollectible. Collectibility is reviewed regularly and the allowance is adjusted as necessary, primarily under the specific identification method. The allowance was $1,421,567 and $229,728 at December 31, 2005 and 2004, respectively.

The Company recognized provisions for bad debts of $1,421,567 in 2005 relating to an imbalance dispute with shippers.

Pipelines, Plant and Equipment

Pipelines, plant and equipment consist primarily of natural gas pipeline assets and appurtenant facilities that are recorded at cost when originally devoted to service. The regulated portion of the pipeline assets includes an Allowance for Funds Used During Construction (“AFUDC”). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by FERC. The pipeline and related facilities are depreciated on the straight-line method over 100 years. The dehydration facility is depreciated based on a useful life of 40 years. The laterals are depreciated based on a useful life of 10 years. Routine maintenance and repair costs are expensed as incurred while additions, improvements and replacements are capitalized.

Leased property and equipment are capitalized, as appropriate, and the present value of the related lease payments is recorded as a liability. Amortization of capitalized lease assets is computed on a straight-line method over the term of the lease and recorded as a component of depreciation expense. Improvements to leased properties are amortized over their useful lives or the lease period, whichever is shorter.

Retirements, sales and disposals of assets are recorded by eliminating the related costs and accumulated depreciation of the disposed assets. Any resulting gain or loss is reflected in income.

Impairment of Long Lived Assets

Starfish evaluates its assets for impairment when events or circumstances indicate that the carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which Starfish intends to use a long-lived asset and adverse changes in the legal or business environment, such as adverse actions by regulators. When an event occurs, Starfish evaluates the recoverability of our carrying value based on its long-lived assets’ ability to generate future cash flows on an undiscounted basis. If impairment is indicated Starfish will adjust the carrying value of assets downward.

Asset Retirement Obligations

Effective January 1, 2003, Starfish adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, issued in June 2001, requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal obligation as a result of existing or enacted law, statute or contract. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or recognize a gain or loss. Starfish’s assets are under the jurisdiction of the Department of Transportation and the Minerals Management Service (“MMS”). The MMS requires the ultimate abandonment of offshore facilities when they are no longer in use or when suspension for future utilization cannot be justified. Stingray and Triton recorded asset retirement obligations for several of their laterals during FAS 143 implementation in 2003. Starfish did not recognize any asset retirement obligations for its remaining assets because these were determined to be part of the main trunk-line system or laterals with long term usage potential, and due to current reserve estimates and expanding production in the deepwater of the Gulf of Mexico, the date of abandonment could not be reasonably estimated. FIN 47 provides specific guidance regarding when an asset retirement obligation is reasonably estimable including when sufficient information is available to apply an expected present value technique. The Company’s implementation of FIN 47 did not have a material impact effect on these financial statements.

Costs related to the retirement of the Stingray System are provided for in the rates charged to shippers, as allowed by the FERC. The amounts charged to shippers for the costs related to the retirement of the Stingray System differ from the period costs recognized in accordance with SFAS No. 143, and therefore, result in a difference in the timing of recognition of period costs for financial reporting and rate-making purposes. The Company recognizes a regulatory asset or liability for differences in the timing of recognition of the period costs associated with asset retirement obligations for financial reporting and rate-making purposes.

Income Taxes

Starfish is treated as a tax partnership under the provisions of the Internal Revenue Code. Accordingly, the accompanying financial statements do not reflect a provision for income taxes since Starfish’s results of operations and related credits and deductions will be passed through to and taken into account by its members in computing their respective tax liabilities.

Revenue Recognition

Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline system. Revenue from dehydration services is recognized at the time service is performed.

Gas Imbalances and Gas Imbalance Over (Under) Recoveries

In the course of providing transportation services to customers, Stingray may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances (gains and losses), which are settled in-kind through a fuel gas and unaccounted-for gas tracking mechanism, negotiated cash-outs between parties, or are subject to a cash-out procedure included in Stingray’s tariff. Gas imbalances and gas imbalance over (under) recoveries represent natural gas volumes owed to or due from Stingray’s customers. Gas imbalances are valued at an average monthly index price, with was $12.5475 per Dth for the month of December 2005 and $6.5675 per Dth for the month of December 2004.

Stingray’s tariff, Section 11.5, states that subsequent to the end of the twelve-month billing period ending November 30 of each year, Stingray shall compare the revenues and costs under the cash-out procedures and shall refund, within 60 days, the gas imbalance net over-recoveries to firm and interruptible transportation customers on a pro-rata basis in accordance with the transportation revenues Stingray received during that billing period. If the revenues received are less than the costs incurred, then Stingray shall carry forward the gas imbalance net under-recoveries and may offset such net under recoveries against any future net over recoveries that may occur.

Environmental Costs

Starfish records environmental liabilities at their undiscounted amounts when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, and include estimates of associated legal costs. As of December 31, 2005, Starfish had no liabilities recognized for environmental costs.

Fair Value of Financial Instruments

The reported amounts of financial instruments such as cash and cash equivalents, receivables, and current liabilities approximate fair value because of their short maturities.

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the 2005 financial statement presentation. These reclassifications have no impact on net income.

3.             Related Party Transactions

Transportation Services

Approximately $145,734 of transportation revenues were derived from related parties in 2004. There were no transportation revenues derived from related parties in 2005. All transactions were at rates pursuant to the existing tariff. There were no affiliate receivables or payables relating to transportation and gas imbalances at December 31, 2005 and 2004.

Operating and Administrative Expense

Starfish has no employees. Operating, maintenance and general and administrative services are provided to Starfish under service agreements with an Enbridge and Shell affiliate in 2005 and 2004, respectively. Substantially all operating and administrative expenses were incurred through services provided under these agreements. At December 31, 2005 and 2004, respectively, Starfish had affiliate payables of $421,447 and $643,249 and affiliates receivables of $0 and $1,617, relating to these agreements.

Partner Contributions

At December 31, 2005, Starfish had an affiliate receivable of $1,486,000 due from MarkWest for a capital contribution. Starfish received the contribution in January 2006.

4.             Pipelines, Plant and Equipment

Pipelines, plant and equipment at December 31, 2005 and 2004, is comprised of the following:

(in thousands of dollars)	2005	2004

Regulated pipelines and equipment	$49,273	$49,287
Regulated pipeline under capital lease	9,778	9,778
Unregulated pipelines and equipment	43,211	43,325
Dehydration facilities	4,542	4,542
Construction in progress	3,656	433
Asset retirement cost (regulated pipelines)	2,181	2,181
	112,641	109,546
Accumulated depreciation	22,905	16,625
	$89,736	$92,921

5.             Capital Lease

Stingray leases a 36-inch pipeline from Natural Gas Pipeline Company of America (“NGPL”), an affiliate of Kinder Morgan, Inc., that connects Stingray’s pipeline system to onshore Louisiana. In June 1999, the lease agreement with NGPL was extended for an additional 14 years beginning December 1, 1999, through November 30, 2013, with an option to purchase the asset at the expiration of the lease. Accordingly, Stingray accounts for this lease as a capital lease. The present value of the lease payments under the capital lease is recorded as other current and noncurrent liabilities in the accompanying balance sheet.

Future minimum lease payments under capital leases are as follows:

(in thousands of dollars)

Year Ended December 31,
2006	$1,073
2007	1,073
2008	1,073
2009	1,073
2010	1,073
Thereafter	3,129
Total minimum lease payments	8,494

Less: Amount representing interest	(1,455)

Present value of net minimum lease payments, including current maturities of $1,073	$7,039

6.             Asset Retirement Obligation

Activity related to the Company’s asset retirement obligation (“ARO”) during the year ended December 31, 2005 and 2004, is as follows:

(in thousands of dollars)	2005	2004

Balance of ARO as of January 1	$5,277	$6,193
Liabilities incurred during period	—	300
Liabilities settled during period	—	(1,507)
Accretion expense	316	291

Balance of ARO as of December 31	$5,593	$5,277

For the years ended December 31, 2005 and 2004, the Company recognized depreciation expense related to its asset retirement cost (“ARC”) of $223,000 and $295,000, respectively.

The rate case filed by Stingray with the FERC (Docket No. RP99–166) decreased the amount the Company could charge in their rates (“Negative Salvage”) for asset retirement obligations. Beginning in 2003, the Negative Salvage the Company was allowed to recover 0.25% of the total value of the Stingray System (approximately $697,000 per year). The Company recognized regulatory expense of approximately $363,000 and $425,000 during the year ended December 31, 2005 and 2004, respectively. Activity related to the Company’s regulatory liability during the year ended December 31, 2005 and 2004, is as follows:

(in thousands of dollars)	2005	2004

Balance of regulatory liability as of January 1	$8,817	$8,392
Negative Salvage recovered	697	697
Current period ARO accretion (Stingray’s System)	(252)	(206)
Current period ARC depreciation (Stingray’s System)	(82)	(66)

Balance as of December 31	$9,180	$8,817

7.             Regulatory Matters

Regulatory Environment

The FERC has jurisdiction over Stingray with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service facilities, accounts and records, depreciation and amortization policies and certain other matters.

An annual charge totaling $337,079 and $311,549 was paid to the FERC for fiscal years 2005 and 2004, respectively. This charge, to be recovered from customers through rates, was recorded as a regulatory asset and will be amortized over twelve months. During 2005 and 2004, respectively, $318,082 and $375,801 was recorded as amortization expense.

8.             Commitments and Contingencies

In the ordinary course of business, Starfish and its subsidiaries are subject to various laws and regulations including regulations of the FERC. In the opinion of management, compliance with existing laws and regulations will not materially affect the financial position or results of operations of Starfish.

Various legal actions, which have arisen in the ordinary course of business, are pending with respect to the assets of the Starfish. Management believes that the ultimate disposition of these actions, either individually or in aggregate, will not have a material adverse effect on the financial position, the results of operations or cash flows of Starfish.

9.             Impact of Hurricane Rita

In September 2005, Hurricane Rita caused substantial damage to both onshore and offshore facilities, resulting in loss of revenues and significant capital and maintenance expenditures. Onshore repairs were primarily complete as of December 31, 2005, and offshore repairs are ongoing during 2006. Total estimated expenditures related to Rita, including capital and maintenance costs are estimated to be approximately $21,000,000 at the date of this report. The Company is continuing to assess potential hurricane damages. Total expenditures of approximately $3,700,000 have been incurred as of December 31, 2005.

The Company is self insured. To the extent that the Company does not have the financial resources to return the integrity of the assets to pre-hurricane levels, it is the member’s intent to provide the necessary financial support.

10.          Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Charges and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application of changes in accounting principle to prior periods’ financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impractical. If impratical to determine the impact on prior periods, then the latest accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical, with a corresponding adjustment to equity, unless impractical for all periods presented, in which case prospective treatment should be applied. This statement applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. SFAS No. 154 does not change the previously issued guidance for reporting a change in accounting estimate or correction of an error. This statement becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Starfish does not expect this pronouncement to have a material impact on their financial position and results of operations.

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

21.1(23)	List of subsidiaries

23.1(23)	Consent of KPMG LP

23.2(23)	Consent of PricewaterhouseCoopers LLP, Denver, Colorado

23.3(23)	Consent of Deloitte & Touche LLP

23.4*	Consent of PricewaterhouseCoopers LLP, Houston, Texas

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement (No. 33-81780) on Form S-1 filed January 31, 2002.
(2)	Incorporated by reference to the Current Report on Form 8-K filed April 14, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K filed December 16, 2003.
(4)	Incorporated by reference to the Current Report on Form 8-K filed December 31, 2003.
(5)	Incorporated by reference to the Current Report on Form 8-K filed June 7, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed June 19, 2003.
(7)	Incorporated by reference to the Current Report on Form 10-K filed March 15, 2004.
(8)	Incorporated by reference to the Current Report on form 8-K/A filed September 13, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K filed September 20, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed October 25, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed October 29, 2004.

(12)	Incorporated by reference to the Current Report on Form 8-K filed January 6, 2005.
(13)	Incorporated by reference to the Current Report of MarkWest Hydrocarbon, Inc. on Form 10-Q filed November 13, 1997.
(14)	Incorporation by reference to the Current Report of MarkWest Hydrocarbon, Inc. on Form 10-K filed March 30, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2005.
(16)	Incorporated by reference to the Current Report on Form 8-K filed September 21, 2005.
(17)	Incorporated by reference to the Current Report on Form 8-K filed November 16, 2005.
(18)	Incorporated by reference to the Current Report on Form 8-K/A filed December 29, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed November 7, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed January 5, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed March 1, 2004.
(22)	Incorporated by reference to the Current Report on Form 8-K filed September 23, 2005.
(23)	Incorporated by reference to the Annual Report on Form 10-K filed March 16, 2006.

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

MarkWest Energy Partners, L.P.
(Registrant)

By: MarkWest Energy GP, L.L.C.,
Its General Partner

Date: March 28, 2006	By:	/S/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Energy GP, L.L.C., the General Partner of MarkWest Energy Partners, L.P., the Registrant, and on the dates indicated.

Date: March 28, 2006	By:	/S/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2006	By:	/S/ JAMES G. IVEY
James G. Ivey
Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2006	By:	/S/ NANCY K. MASTEN
Nancy K. Masten
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 28, 2006	By:	/S/ JOHN M. FOX
John M. Fox
Chairman of the Board and Director

Date: March 28, 2006	By:	/S/ KEITH E. BAILEY
Keith E. Bailey
Director

Date: March 28, 2006	By:	/S/ CHARLES K. DEMPSTER
Charles K. Dempster
Director

Date: March 28, 2006	By:	/S/ DONALD C. HEPPERMANN
Donald C. Heppermann
Director

Date: March 28, 2006	By:	/S/ WILLIAM A. KELLSTROM
William A. Kellstrom
Director

Date: March 28, 2006	By:	/S/ WILLIAM P. NICOLETTI
William P. Nicoletti
Director