Form 10-Q
period 2006-03-31
MARKWEST ENERGY PARTNERS L P
filed 2006-05-03
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒          No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes    ☐          No    ☒

The number of the registrant’s Common and Subordinated Units outstanding at March 31, 2006, were 11,079,629 and 1,800,000, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Changes in Capital for the Three Months Ended March 31, 2006
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
Notes to the Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits

SIGNATURES

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$26,823	$20,105
Receivables, net of allowance for doubtful accounts of $150 and $151, respectively	74,633	110,038
Receivables from affiliate	3,982	7,940
Inventories	5,517	3,554
Other assets	7,056	6,861
Total current assets	118,011	148,498

Property, plant and equipment	580,569	567,094
Less: Accumulated depreciation	(81,254)	(74,133)
Total property, plant and equipment, net	499,315	492,961

Other assets:
Investment in Starfish	40,986	39,167
Investment in and advances to other equity investee	199	182
Intangibles and other assets, net of accumulated amortization of $17,276 and $13,321 respectively	342,840	346,496
Deferred financing costs, net of accumulated amortization of $5,246 and $4,424, respectively	17,645	18,463
Other	326	326
Total other assets	401,996	404,634
Total assets	$1,019,322	$1,046,093

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$82,502	$102,175
Payables to affiliate	2,725	3,421
Accrued liabilities	29,205	27,492
Fair value of derivative instruments	1,027	728
Current portion of long-term debt	3,650	2,738
Total current liabilities	119,109	136,554

Long-term debt, net of current portion	588,850	601,262
Other liabilities	1,200	1,102
Total liabilities	709,159	738,918

Commitments and contingencies (Note 12)

Capital:
General partner	6,835	6,788
Limited partners:
Common unitholders (11,080 and 11,070 units issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	303,475	300,882
Subordinated unitholders (1,800 units issued and outstanding at March 31, 2006 and December 31, 2005)	(147)	(495)
Total capital	310,163	307,175
Total liabilities and capital	$1,019,322	$1,046,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per unit amounts)

	Three Months Ended March 31,
	2006	2005

Revenues:
Unaffiliated parties	$138,788	$73,739
Affiliates	17,715	15,805
Derivatives	240	93
Total revenues	156,743	89,637

Operating expenses:
Purchased product costs	100,797	60,785
Facility expenses	13,994	9,331
Selling, general and administrative expenses	8,338	4,639
Depreciation	7,173	4,326
Amortization of intangible assets	4,016	2,095
Accretion of asset retirement obligation	25	10
Total operating expenses	134,343	81,186

Income from operations	22,400	8,451

Other income (expense):
Interest income	220	67
Interest expense	(10,976)	(3,674)
Amortization of deferred financing costs (a component of interest expense)	(808)	(475)
Earnings from unconsolidated affiliates	945	—
Miscellaneous income (expense)	2,092	(104)
Net income	$13,873	$4,265

Interest in net income (loss):
General partner	$828	$(81)
Limited partners	$13,045	$4,346

Net income per limited partner unit:
Basic	$1.01	$0.41
Diluted	$1.01	$0.41

Weighted average units outstanding:
Basic	12,873	10,642
Diluted	12,922	10,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005

Net income	$13,873	$4,265

Other comprehensive loss – unrealized losses on commodity derivative instruments accounted for as hedges	—	(149)
Comprehensive income	$13,873	$4,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Unaudited, in thousands)

	Limited Partners
	Common		Subordinated		General
	Units	Amount	Units	Amount	Partner	Total
Balance at December 31, 2005	11,070	$300,882	1,800	$(495)	$6,788	$307,175

Common units issued for vested restricted units	10	450	—	—	—	450

Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	971	971

Distributions to partners	—	(9,078)	—	(1,476)	(1,752)	(12,306)

Net income	—	11,221	—	1,824	828	13,873

Balance at March 31, 2006	11,080	$303,475	1,800	$(147)	$6,835	$310,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$13,873	$4,265
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	7,173	4,326
Amortization of intangible assets	4,016	2,095
Amortization of deferred financing costs	808	475
Accretion of asset retirement obligation	25	10
Restricted unit compensation expense	458	230
Participation Plan compensation expense	971	1,006
Equity in earnings of investees	(945)	(2)
Unrealized (gain) loss on derivative instruments	299	(51)
Gain on sale of property, plant and equipment	(286)	(11)
Other	—	(1)
Changes
Receivables	30,405	10,792
Receivables from affiliates	3,958	1,783
Inventories	(1,963)	(69)
Other assets	(195)	143
Accounts payable and accrued liabilities	(16,866)	(5,973)
Payables to affiliates	(696)	(1,496)
Net cash provided by operating activities	41,035	17,522

Cash flows from investing activities:
Additional Javelina acquisition costs	(360)	—
Investment in Starfish	(2,377)	(41,688)
Capital expenditures	(13,160)	(15,879)
Proceeds from sale of property, plant and equipment	387	11
Net cash flows used in investing activities	(15,510)	(57,556)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	40,000
Repayment of long-term debt	(36,501)	—
Payments for debt issuance costs	—	(125)
Proceeds from private placements, net	5,000	—
Capital contribution from MarkWest Energy GP, LLC	—	404
Distributions to unitholders	(12,306)	(9,324)
Net cash flows provided by (used in) financing activities	(18,807)	30,955

Net increase (decrease) in cash	6,718	(9,079)
Cash and cash equivalents at beginning of period	20,105	24,263
Cash and cash equivalents at end of period	$26,823	$15,184

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,194	$250

Non-cash investing activities:
Starfish insurance proceeds receivable	$1,800	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Organization

MarkWest Energy Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership formed by MarkWest Hydrocarbon, Inc. (the “Company” or “MarkWest Hydrocarbon”) on January 25, 2002, to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business. The Partnership is a master limited partnership engaged in the gathering, transportation and processing of natural gas; the transportation, fractionation and storage of NGLs; and the gathering and transportation of crude oil. The Partnership is the largest processor of natural gas in the Appalachia region. The Partnership also has a large natural gas gathering, processing and transmission business in the southwestern and Gulf Coast regions of the United States, obtained primarily through acquisitions and investments: Pinnacle Natural Gas, the Lubbock transmission pipeline and the Foss Lake gathering system, all in 2003; the Carthage gathering system in East Texas in July 2004; and in 2005, the Javelina gas processing and fractionation facility in Corpus Christi, Texas, and a non-controlling, 50% interest in Starfish Pipeline Company, LLC in southern Louisiana and the Gulf of Mexico.

2.              Basis of Presentation

The Partnership’s unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which we exercise significant influence but do not control, and are not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management’s opinion, we have made all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership’s December 31, 2005, Annual Report on Form 10-K. Finally, consider that results for the three months ended March 31, 2006, are not necessarily indicative of results for the full year 2006, or any other future period.

The Partnership regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. The Partnership’s accounting policy requires it to evaluate operating losses (if any), credit defaults and other factors that may indicate a decrease in value of the investment that is other than temporary. The primary factors the Partnership considers in its determination of an impairment that is other than temporary are the length of time that the fair value of the investment is below the Partnership’s carrying value and the financial condition, operating performance and near-term prospects of the investee. The Partnership also considers the reason for the decline in fair value, be it general market conditions, industry-specific or investee-specific; and the Partnership’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. The Partnership evaluates fair value based on specific information (valuation methodologies, financial statements, estimates of appraisals, etc.). Due to a lack of a public market price for the Partnership’s current investments, it uses its best estimates and assumptions to arrive at the estimated fair value of such investments. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. The Partnership’s assessment of the foregoing factors involves a high degree of judgment and, accordingly, actual results may differ materially from the Partnership’s estimates and judgments.

Stock and Incentive Compensation Plans

The Partnership adopted SFAS No. 123R, Accounting for Stock-Based Compensation on January 1, 2006 using the modified prospective method. Prior to adopting SFAS No. 123R, the Partnership elected to measure compensation expense for equity-based employee compensation plans as prescribed by Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees.

Under SFAS No. 123R, compensation expense is based on the fair value of the award. SFAS No. 123R classifies stock-based compensation as either equity or liability awards. The fair value on the date of grant for an award classified as equity is recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an individual is required to provide service in exchange for an award, which often is the vesting period. The requisite service period is estimated based on an analysis of the terms of the share-based payment award. Compensation expense for a liability award is based on the award’s fair value, remeasured at each reporting date until the date of settlement. Additionally, compensation expense is reduced by 4.6% for an estimate of expected award forfeitures.

Under APB No. 25, compensation expense is based on the intrinsic value (typically the difference between the equity-based instrument to be received and the cost to acquire that equity-based instrument). APB No. 25 classified stock-based compensation as either fixed or variable awards. The intrinsic value on the date of grant for an award classified as fixed is recognized over the requisite service period. Compensation expense for variable awards is based on the award’s intrinsic value, remeasured at each reporting date until the date of settlement.

Compensation expense under each plan is included in selling, general and administrative expenses.

MarkWest Energy Partners

Restricted Units

The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon its vesting, or, at the discretion of the Compensation Committee, the cash equivalent to the value of a common unit.  The restricted units are treated as liability awards under SFAS No. 123R, and were treated as variable awards under APB No. 25.

To satisfy common unit awards, the Partnership will issue new common units, acquire common units in the open market or directly from us or any other person, or use common units already owned by the general partner. Thus, the cost of the unit awards will be borne by us. If the Partnership issues new common units to satisfy common unit awards, the general partner will pay us the proceeds it received from the optionee upon exercise of the unit option.

MarkWest Hydrocarbon

Participation Plan

MarkWest Hydrocarbon has entered into arrangements with certain directors and employees under what is referred to as the Participation Plan.  Under the Participation Plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership or interests in the Partnership’s general partner under a purchase and sale agreement.  Because the formula used to determine the sale and buy-back price is not based on independent third-party valuation of the underlying equity instrument, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements. The general partner interests have no definite term, but have historically been settled for cash when the employee leaves the Company. The subordinated units convert to common units after a holding period; however, management historically has settled some subordinated units for cash when individuals have left the Company. Under SFAS 123R, general partner interests are classified as liability awards, while under APB No. 25, they were classified as variable awards.

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, compensation expense related to services provided by MarkWest Hydrocarbon’s employees and directors recognized under the Participation Plan should be allocated to the Partnership.  The allocation is based on the percent of time that each employee devotes to the Company.  Compensation expense attributable to interests that were sold to individuals who serve on both the board of MarkWest Hydrocarbon and the Partnership’s board of directors is allocated equally.

3.              Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted the provisions of SFAS No. 154 beginning on January 1, 2006. The adoption of the provisions of SFAS No. 154 has not had a material impact on the Partnership’s condensed consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an

amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The adoption of SFAS 155 is not expected to have a material impact on the condensed consolidated financial statements of the Partnership.

4.              Acquisitions

Javelina Acquisition

On November 1, 2005, the Partnership acquired equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were 40%, 40% and 20%, respectively, owned by subsidiaries of El Paso Corporation, Kerr-McGee Corporation and Valero Energy Corporation. The Partnership paid consideration of $357.0 million, plus $41.3 million for net working capital that included approximately $20.2 million in cash. The Corpus Christi, Texas, gas-processing facility treats and processes off-gas from six local refineries, two of which are owned by Valero Energy Corporation, two by Koch Industries, Inc. and two by Citgo Petroleum Corporation. Constructed in 1989 to recover up to 28,000 Bbl/d of NGLs, the facility currently processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs. The Partnership and the seller are still negotiating the final value of the acquired working capital, so the purchase price may change upon settlement.

Starfish Joint Venture

On March 31, 2005, the Partnership acquired a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”) from an affiliate of Enterprise Products Partners L.P. for $41.7 million. The Partnership financed the acquisition by borrowing $40.0 million from its credit facility during the first quarter of 2005. Starfish is a joint venture with Enbridge Offshore Pipelines LLC, which the Partnership accounts for using the equity method. Starfish owns the FERC-regulated Stingray natural gas pipeline, and the unregulated Triton natural gas-gathering system and West Cameron dehydration facility. All of the assets are located in the Gulf of Mexico and southwestern Louisiana.

The Partnership applies the equity method of accounting for its interests in Starfish. Summarized financial information for 100 percent of Starfish is as follows:

Three months ended
March 31, 2006
(unaudited)
Revenues	$5,097
Operating income	$1,429
Net income	$2,000

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the three months ended March 31, 2005, as though the Starfish acquisition and the Javelina acquisition had occurred on January 1, 2005. The actual results for the three months ended March 31, 2006 are included in the accompanying condensed consolidated statement of operations. The pro forma amounts include certain adjustments, including recognition of depreciation based on the allocated purchase price of property and equipment, amortization of customer contracts, amortization of the excess Starfish purchase price over net book value, amortization of deferred financing costs and interest expense.

The unaudited pro forma results do not necessarily reflect the actual results that would have occurred had the entities been combined during the period presented, nor does it necessarily indicate the future results of the combined entities.

Three months ended March 31,
2005
(in thousands, except per unit data)
Revenue	$131,565
Net income (loss)	$(2,966)
Net income (loss) - limited partners	$(2,740)
Net income (loss) per unit - limited partners:
Basic	$(0.26)
Diluted	$(0.26)

Weighted average number of outstanding units:
Basic	10,642
Diluted	10,673

5.              Long-Term Debt

Partnership Credit Facility

On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of $615.0 million for a five-year term.  The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan.  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries.  The borrowings under the credit facility bear interest at a variable interest rate, plus basis points.  The variable interest rate is typically based on the London Inter Bank Offering Rate (“LIBOR”); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5 to 1.0%, and b) a rate set by the Facility’s administrative agent, based on the U.S. prime rate.  The basis points vary based on the ratio of the Partnership’s Consolidated Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans.  The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million (“Acquisition Adjustment Period”). The rate at March 31, 2006, was 7.35%, a LIBOR-based rate.

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

The Partnership Credit Facility also contains covenants requiring the Partnership to maintain:

•                   a ratio of not less than 2.00 to 1.00 of Consolidated EBITDA to consolidated interest expense for any fiscal quarter-end increasing to 3.00 to 1.00 upon the first to occur of September 30, 2006, or the first fiscal quarter-end following the Partnership raising at least $175.0 million in aggregate proceeds from equity offerings;

•                   a ratio of not more than 6.50 to 1.00 of total consolidated debt to Consolidated EBITDA for any fiscal quarter-end decreasing to 5.25 to 1.00 upon the first to occur of September 30, 2006, or the first fiscal quarter-end following the Partnership raising at least $175.0 million in aggregate proceeds from equity offerings;

•                   a ratio of not more than 4.75 to 1.00 of consolidated senior debt to Consolidated EBITDA for any fiscal quarter-end decreasing to 3.75 to 1.00 upon the first to occur of September 30, 2006, or the first fiscal quarter-end following the Partnership raising at least $175.0 million in aggregate proceeds from equity offerings; and

•                   both the total debt and senior debt ratios contain adjustment clauses during any Acquisition Adjustment Period.

These covenants are used to calculate the available borrowing capacity on a quarterly basis.  The Partnership incurs a commitment fee on the unused portion of the credit facility at a rate between 30.0 and 50.0 basis points based upon the ratio of Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility).  The term loan portion of the facility is paid in quarterly installments on the last business day of March, June, September and December, with the remaining balance payable on December 29, 2010.  The revolver portion of the facility matures on December 29, 2010.  The Partnership’s Credit Facility also contains provisions requiring prepayments from certain Net Cash Proceeds (as defined in the Partnership Credit Facility) received from certain triggering sales that have not been reinvested within one hundred eighty days, Equity Offerings (as defined in the Partnership Credit Facility) and loan proceeds in excess of $15.0 million from a Senior Debt Offering as defined in the Partnership Credit Facility.  In addition, commencing with the fiscal year ending December 31, 2006, and annually thereafter, the Partnership is required to make a mandatory prepayment equal to fifty percent of Excess Cash Flow within ninety days of each fiscal year end.  Excess Cash

Flow means quarterly, the amount, not less than zero, equal to consolidated cash flow from operations for such quarter, minus the sum of (i) capital expenditures for such quarter, (ii) principal and interest payments on indebtedness actually made during such quarter and (iii) the Partnership’s distributions made during such quarter.

The Javelina Acquisition (see Note 4) was funded through the fourth amended and restated credit agreement, which provided for a maximum lending limit of $500.0 million for a term of one year, comprised of a revolving facility of $100.0 million and a $400.0 million term loan. The fourth amended and restated credit agreement had terms similar to the new credit facility. In the fourth quarter of 2005, the Partnership completed two private placement offerings to repay a portion of the borrowed funds.

In October 2004 the Operating Company, coincident with the issuance of the Senior Notes discussed below, entered into the third amended and restated credit agreement (“Old Credit Facility”), which provided for a maximum lending limit of $200.0 million for a term of five years. The Old Credit Facility included a revolving facility of $200.0 million. The borrowings under the Old Credit Facility carried interest at a variable rate based on one of two indices that include either (i) LIBOR plus an applicable margin, which was fixed at a rate of 2.75% for the first two quarters following the closing of the credit facility or (ii) Base Rate (as defined for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus ½ of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent of the debt as its “prime rate”) plus an applicable margin, which margin is fixed at a rate of 2.00% for the first two quarters following the closing of the credit facility. After that period the applicable margin adjusted quarterly based on the ratio of funded debt to EBITDA (as defined in the credit agreement). For the three months ended March 31, 2006, the weighted average interest rate on the Old Credit Facility was 7.01%. There was no Partnership Credit Facility at March 31, 2005.

Senior Notes

In October 2004 the Partnership and its subsidiary, MarkWest Energy Finance Corporation, issued $225.0 million in senior notes at a fixed rate of 6.875%, payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2005. The senior notes mature on November 2, 2014. The Partnership may redeem some or all of the notes at any time on or after November 1, 2009, at certain redemption prices together with accrued and unpaid interest to the date of redemption. The Partnership may redeem all of the notes at any time prior to November 1, 2009, at a make-whole redemption price. In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a stated redemption price. The Partnership must offer to repurchase the notes at a specified price if it a) sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or b) the Partnership experiences specific kinds of changes in control. Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally, and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt. The senior notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility. The proceeds from these notes were used to pay down the Partnership’s outstanding debt under its credit facility.

The indenture governing the senior notes limits the activity of the Partnership and its restricted subsidiaries. Limitations under the indenture include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2004 senior notes. The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 26, 2005) and, as a consequence, was incurring an interest rate penalty of 0.5% annually, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed. The registration statement was filed on January 17, 2006, the exchange offer was completed on March 7, 2006, and the interest penalty ceased.

6.                                      Derivative Financial Instruments

Commodity Instruments

The Partnership may utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter (“OTC”) market, and futures contracts traded on the New York Mercantile Exchange (“NYMEX”).  The Partnership enters into OTC swaps with financial institutions and other energy company counterparties.  Management conducts a standard credit review on counterparties and has agreements containing collateral requirements, where deemed necessary.  The Partnership uses standardized agreements that allow for offset of positive and negative exposures.  Some of the agreements may require margin deposit.

The use of derivative instruments may create exposure to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected, requiring market purchases to meet commitments, or (iii) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform.  To the extent that the Partnership engages in derivative activities, it may be prevented from realizing the benefits of favorable price changes in the physical market; however, is similarly insulated against unfavorable changes in such prices.

The Partnership has a committee, which is comprised of the senior management team, that oversees all of the hedging activity.

Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing.  Positive (negative) amounts represent unrealized gains (losses).

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGL’s and crude.  Swaps and futures contracts may allow the Partnership to reduce volatility in its margins, because losses or gains on the derivative instruments are generally offset by corresponding gains or losses in the Partnership’s physical positions.

The following table includes information on MarkWest Energy’s specific derivative positions at March 31, 2006:

Costless collars:	Period	Floor	Cap	Fair value at March 31, 2006 (in thousands)
Crude Oil - 500 Bbl/d	2006	$57.00	$67.00	$(605)
Crude Oil - 250 Bbl/d	2006	$57.00	$67.00	$(302)
Crude Oil - 205 Bbl/d	2006	$57.00	$65.10	$(312)

Propane - 20,000 Gal/d	2006	$0.90	$0.99	$(141)
Propane - 10,000 Gal/d	2006	$0.97	$1.15	$108
Propane - 12,750 Gal/d	Jan-Jun 2006	$0.90	$1.01	$(5)

Ethane - 22,950 Gal/d	2006	$0.65	$0.80	$471

Natural gas - 645 Mmbtu/d	Apr-Jun 2006	$6.71	$12.46	$(7)
Natural gas - 1,575 Mmbtu/d	Apr-Oct 2006	$8.50	$10.05	$725
Natural gas - 1,575 Mmbtu/d	Nov 2006-Mar 2007	$9.00	$12.50	$235
				$167

Swaps:	Period	Fixed Price	Fair value at March 31, 2006 (in thousands)
Crude oil - 250 Bbl/d	2006	$62.00	$(471)
Crude oil - 185 Bbl/d	2006	$61.00	$(398)
Crude oil - 250 Bbl/d	2007	$65.30	$(365)
Natural gas - 10,000 Mmbtu/d	Apr-Oct 2006	$0.82	(672)
Natural gas - 10,000 Mmbtu/d	Apr-Oct 2006	$0.85	703
Natural gas - 4,000 Mmbtu/d	Apr-Oct 2006	$1.07	96
Natural gas - 4,000 Mmbtu/d	Apr-Oct 2006	$1.04	(87)
			$(1,194)

		Total	$(1,027)

The impact of MarkWest Energy’s commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended March 31,
	2006	2005
Realized gains – revenue	$539	$42
Unrealized gains (losses) – revenue	(299)	51
Other comprehensive income – changes in fair value	—	(191)
Other comprehensive income - settlement	—	42

	March 31,
	2006	2005
Unrealized gains – current asset	$—	$9
Unrealized losses – current liability	1,027	450

7.              Incentive Compensation Plans

Total compensation cost for equity-based pay arrangements was as follows:

	Three months ended March 31,
	2006	2005
MarkWest Energy Partners
Restricted units	$458	$230

MarkWest Hydrocarbon Participation Plan
General partner interests	960	1,014
Participation Plan subordinated units	11	(8)
Total compensation cost	$1,429	$1,236

The total compensation expense not yet recognized as of March 31, 2006, related to non-vested restricted units is $1.9 million, with a weighted-average remaining vesting period of 2.4 years. The actual compensation expense recognized may differ as expense under liability awards is affected by changes in the fair value.

MarkWest Energy Partners, L.P. Long-Term Incentive Plan

The general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of the general partner, as well as employees of its affiliates who perform services for us. The plan consists of two components, restricted units and unit options. The plan currently permits the grant of awards covering an aggregate of 500,000 common units, comprised of 200,000 restricted units and 300,000 unit options. The Compensation Committee of the general partner’s Board of Directors administers the plan.

Restricted Units. A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  The restricted units vest over a service period of three to four years, although vesting for certain awards accelerates if specific annualized distribution goals are met. These restricted units are entitled, during the vesting period, to receive distribution equivalents, which represent cash equal to the amount of distributions made on common units.

The following is a summary of the Long-Term Incentive Plan restricted units issued under the Partnership’s Long-Term Incentive Plan:

	Number of units	Weighted- average grant-date fair value
Non-vested at December 31, 2005	38,864	$45.60
Granted	30,293	46.64
Vested	(9,643)	46.44
Forfeited	—	—
Non-vested at March 31, 2006	59,514	$46.00

	March 31,
	2006	2005
Weighted-average grant-date fair value of restricted units granted during the quarter	$1,412,993	$385,994
Total fair value of restricted units vested during the quarter	(447,841)	(69,025)
Total intrinsic value of restricted units exercised during the quarter	$965,152	$316,969

During the quarters ended March 31, 2006 and 2005, the Partnership received no proceeds for issuing restricted units, and there were no cash settlements.

Of the total number of restricted units that vested in the first quarter of 2006 and 2005, the Partnership did not redeem any restricted units for cash. It issued 9,643 common units in 2006. In 2005, the Partnership issued 8,850 common units and acquired 250 more common units in the open market.  The Partnership recorded $0.5 million and $0.2 million in compensation expense for the three months ended March 31, 2006 and 2005, respectively.

Unit Options. The Compensation Committee makes grants of common units under the plan to employees and directors containing such terms as the committee shall determine. Unit options will have an exercise price that, at the discretion of the committee, may be less than, equal to or more than the fair market value of the units on the date of grant. Unit options are exercisable over a period determined by the Compensation Committee. Unit options also are exercisable upon a change in control of us, the general partner, MarkWest Hydrocarbon or upon the achievement of specified financial objectives.

As of March 31, 2006, the Partnership had not granted common unit options to employees or directors of the general partner, or employees of its affiliates or members of senior management.

MarkWest Hydrocarbon Participation Plan

MarkWest Hydrocarbon has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan.  Under the Participation Plan, the Company sells subordinated units of the Partnership or interests in the Partnership’s general partner, under a purchase and sale agreement.  There is no vesting period or maximum contractual term under the Participation Plan. The Company’s capacity to grant further general partner interests is limited by its ownership in the general partner. At March 31, 2006, there were no subordinated units available under this Participation Plan.

The subordinated units are sold without any restrictions on transfer.   Compensation expense is based on changes in the market value of the subordinated units. No subordinated units were sold to the employees or directors in 2006 or 2005.  MarkWest Hydrocarbon reacquired no subordinated units in 2006 or 2005. During the quarters ended March 31, 2006 and 2005, the Company received no proceeds for issuing subordinated units, and there were no cash settlements or conversions to common units.

The interest in the Partnership’s general partner is sold with certain put-and-call provisions that allow the individuals to require MarkWest Hydrocarbon to buy back, or require the individuals to sell back their interest in the general partner to MarkWest Hydrocarbon.  Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership’s general partner undergoes a change of control; (2) additional membership interests are issued that, on a pro forma basis, decreases the distributions to all the then existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement is undertaken which materially and adversely affects the then existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner, of MarkWest Hydrocarbon or of any of their affiliates, or (ii) dies, or (iii) retires as a director, officer or employee of the general partner, of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years.  The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3).  MarkWest Hydrocarbon can exercise its call option if the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or if there is a change of control.  ..  MarkWest Hydrocarbon can exercise its call option if (i) the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or (ii) if there is a change of control of MarkWest or of the Partnership’s general partner. For the call option based upon a termination of the employment or directorship, MarkWest Hydrocarbon has 12 months following the termination date of the employee or director to exercise its call option. MarkWest Hydrocarbon has agreed to exempted the general partner interests of three present or former directors from the call option based upon a termination of employment or directorship. Additionally, pursuant to the terms of Mr. Semple’s employment agreement with MarkWest Hydrocarbon, 66% of his general partner interest has become exempt from the call option based upon a termination of employment or directorship for other than cause, and the remaining 34% will likewise become exempt after November 1, 2006. For the call option based upon a change of control of MarkWest or of the Partnership’s general partner, MarkWest Hydrocarbon has 30 days following the change of control to exercise its call option.

As the formula used to determine the sale and buy-back price is not based on an independent third party valuation, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right. Compensation expense related to general partner interests is calculated as the difference in the formula value and the amount paid by those individuals.  The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests, and is based on the current market value of the Partnership’s common units and the current quarterly distributions paid.  During the quarters ended March 31, 2006 and 2005, the Company received $0.3 million and $0.2 million, respectively, for issuing, and distributed $0.2 million and $0, respectively, to repurchase general partner interests.

8.             Earnings Per Unit

Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”) “Participating Securities and the Two-Class Method under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-6 provides that the general partner’s interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. The application of EITF 03-6 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.

The general partner’s interest in net income consists of its 2.0 percent general partner interest and “incentive distributions”, which are increasing percentages, up to 50 percent of quarterly distributions in excess of $0.75 per limited partner unit. The general partner was allocated net income (loss) of $0.8 million (representing 6.0 percent of total net income for the period) for the three months ended March 31, 2006 and $(0.1) million (representing (1.9) percent of total net income for the period) for the three months ended March 31, 2005. Diluted net income (loss) per limited partner unit is calculated by dividing net income (loss) applicable to limited partners by the sum of the weighted-average number of common and subordinated units outstanding and the dilutive effect of incentive unit awards, as calculated by the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per limited partner unit. The net income available to limited partners and the weighted average to those used to compute diluted net income per limited partner unit for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Numerator for basic and diluted earnings per limited partner unit:
Net income	$13,873	$4,265
Less:
Cobb contribution	(27)	—
General partner’s incentive distribution paid	(1,506)	(836)
Subtotal	12,340	3,429
Plus:
Participation plan allocation	971	1,006
Net income available to limited partners	13,311	4,435
Less:
General partner’s 2% interest	(266)	(89)

Net income available to limited partners under EITF 03-6	$13,045	$4,346

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	12,873	10,642
Effect of dilutive securities:
Weighted-average of restricted units outstanding	49	31
Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	12,922	10,673

Basic net income per limited partner unit	$1.01	$0.41
Diluted net income per limited partner unit	$1.01	$0.41

9.              Related Party Transactions

Affiliated revenues in the condensed consolidated statements of income consist of service fees and NGL product sales. Concurrent with the closing of its initial public offering in 2002, the Partnership entered into several contracts with MarkWest Hydrocarbon. Specifically, the Partnership entered into:

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

•                              A fractionation agreement in which MarkWest Hydrocarbon delivers all of its NGLs to us for unloading, fractionation, loading and storage at the Partnership’s Siloam facility. MarkWest Hydrocarbon pays us a monthly fee based on the number of gallons delivered to us for fractionation, an annual storage fee and a monthly fee based on the number of gallons of NGLs unloaded.

•                              A natural gas liquids purchase agreement in which MarkWest Hydrocarbon receives and purchases, and the Partnership delivers and sells, all of the NGL products the Partnership produces pursuant to the Partnership’s gas- processing agreement with a third party. Under the terms of this agreement, MarkWest Hydrocarbon pays us a purchase price equal to the proceeds it receives from the resale of the NGL products to third parties. This contract also applies to any other NGL products the Partnership acquires. The Partnership retains a percentage of the proceeds attributable to the sale of the NGL products it produces pursuant to its agreement with a third party, and remits the balance of the proceeds to this third party.

Under the Services Agreement with MarkWest Hydrocarbon, MarkWest Hydrocarbon continues to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other services. The Partnership reimburses MarkWest Hydrocarbon monthly for the selling, general and administrative expenses. For the three months ended March 31, 2006 and 2005, MarkWest Hydrocarbon charged approximately $1.9 million and $2.5 million, respectively, for these expenses.

The Partnership also reimburses MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses. For the three months ended March 31, 2006 and 2005, these costs totaled $2.1 million and $2.6 million, respectively, and are included in facility expenses. The Partnership has no employees.

10.       Distribution to Unitholders

On January 25, 2006, the Partnership declared a cash distribution of $0.82 per common and subordinated unit for the quarter ended December 31, 2005.  The $12.3 million distribution, including $1.8 million distributed to the general partner, of which $1.5 million related to the general partner incentive distribution rights, was paid on February 14, 2006, to unitholders of record as of February 8, 2006.

On April 21, 2006, the Partnership declared a cash distribution of $0.87 per common and subordinated unit for the quarter ended March 31, 2006. The $13.6 million distribution, including $2.4 million to be distributed to the general partner, of which $2.1 million related to the general partner incentive distribution rights will be paid on May 15, 2006, to unitholders of record as of May 5, 2006.

11.       Segment Information

The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and refinery off-gas; and the gathering and transportation of crude oil. The Partnership processes natural gas in the northeastern and southwestern United States,  which it collects from the Appalachian Basin, one of the country’s oldest natural gas-producing regions, as well as from East Texas, the Gulf Coast and Michigan. Our chief operating decision maker is our chief executive officer (“CEO”). The CEO reviews the Partnership’s discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operations. Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a segment basis. The Partnership’s segments are as follows:

Segment	Related Legal Entity	Products and services

Southwest
East Texas	MarkWest Energy East Texas Gas Company, L.P. MarkWest Pipeline Company, L.P.	Gathering, processing, pipeline, fractionation and storage

Oklahoma	MarkWest Western Oklahoma Gas Company, L.L.C.	Gathering and processing

Other Southwest	MarkWest Power Tex L.P. MarkWest Pinnacle L.P. MarkWest PNG Utility L.P. MarkWest Texas PNG Utility L.P. MarkWest Blackhawk L.P. MarkWest New Mexico L.P.	Gathering and pipeline

Gulf Coast
Gulf Coast	MarkWest Javelina Company MarkWest Javelina Pipeline Company MarkWest Javelina Pipeline Holding Company, L.P. MarkWest Javelina Holding Company, L.P.	Processing, fractionation and pipeline

Northeast
Appalachia	MarkWest Energy Appalachia, L.L.C.	Processing, pipelines, fractionation and storage

Michigan	Basin Pipeline, L.L.C. West Shore Processing Company, L.L.C. MarkWest Michigan Pipeline Company, L.L.C.	Gathering, processing and crude oil transportation

The Partnership prepares business segment information in accordance with GAAP (see Note 2), except that certain items below the “Operating Income” line are not allocated to business segments, as management does not consider them in its evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments. Management evaluates business segment performance based on operating income before selling, general and administrative expenses. Revenues from MarkWest Hydrocarbon are reflected as revenue from Affiliates.

The table below presents information about operating income for the reported segments for the three months ended March 31, 2006 and 2005 (unaudited, in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Three Months Ended March 31, 2006:
Revenues:
Unaffiliated parties	$32,488	$62,268	$25,460	$419	$3,197	$14,956	$138,788
Affiliated parties	—	—	—	17,715	—	—	17,715
Total Revenues	32,488	62,268	25,460	18,134	3,197	14,956	156,503

Purchased product costs	13,168	55,325	21,423	10,110	771	—	100,797
Facility expenses	3,674	2,079	1,351	3,341	1,603	1,946	13,994
Depreciation	1,811	712	1,019	840	1,174	1,617	7,173
Amortization	2,073	—	—	—	—	1,943	4,016
Accretion	11	6	5	3	—	—	25
Operating income before selling, general and administrative expenses	$11,751	$4,146	$1,662	$3,840	$(351)	$9,450	$30,498

Capital expenditures	$7,696	$2,375	$1,895	$958	$71	$165	$13,160

Assets attributable to segments	$327,346	$72,773	$59,155	$51,205	$49,324	$418,533	$978,336
Investment in Starfish(1)							40,986
Total Assets							$1,019,322

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Three Months Ended March 31, 2005:
Revenues:
Unaffiliated parties	$14,727	$37,257	$18,155	$538	$3,155	$—	$73,832
Affiliated parties	—	—	—	15,805	—	—	15,805
Total Revenues	14,727	37,257	18,155	16,343	3,155	—	89,637

Purchased product costs	3,597	32,476	14,726	9,253	733	—	60,785
Facility expenses	2,335	927	1,008	3,756	1,305	—	9,331
Depreciation	1,012	526	816	817	1,155	—	4,326
Amortization	2,061	—	34	—	—	—	2,095
Impairment	—	—	—	—	—	—	—
Accretion	8	—	2	—	—	—	10
Operating income before selling, general and administrative expenses	$5,714	$3,328	$1,569	$2,517	$(38)	$—	$13,090

Capital expenditures	$12,852	$762	$1,333	$842	$90	$—	$15,879

Assets attributable to segments	$293,916	$57,746	$61,894	$48,194	$54,390	$—	$516,140
Investment in Starfish(1)							41,688
Total Assets							$557,828

(1)             For internal reporting purposes, our equity investment in Starfish is managed within our Gulf Coast Business Unit. However, the value of the investment in Starfish is not included in the Partnership’s segment data for the Gulf Coast Business Unit as the income from unconsolidated affiliates is not allocated to any one business segment and is shown below the operating income line.

The following is a reconciliation of operating income before selling, general and administrative expenses to net income:

	Three Months Ended March 31,
	2006	2005

Total segment revenue	$156,503	$89,637
Derivatives not allocated to segments	240	—
Total revenue	$156,743	$89,637

Total segment operating income before selling, general and administrative expenses	$30,498	$13,090
Derivatives not allocated to segments	240	—
Selling, general and administrative expenses not allocated to segments	(8,338)	(4,639)

Income from operations	22,400	8,451

Interest income	220	67
Interest expense	(10,976)	(3,674)
Amortization of deferred financing costs	(808)	(475)
Income from unconsolidated affiliates	945	—
Miscellaneous income (expense)	2,092	(104)

Net income	$13,873	$4,265

Income from unconsolidated affiliates for the three months ended March 31, 2006, includes a $1.8 million in earnings for insurance recoveries related to charges incurred in 2005 from Hurricane Rita.

In the fourth quarter of 2004, the Partnership received a communication from a customer alleging a measurement or volume discrepancy with the Partnership. Based on the evidence available at that time, the Partnership recorded a contingent liability of approximately $1.9 million. In the first quarter of 2006 after a thorough investigation, management of the Partnership concluded that it was no longer probable that a liability existed with respect to the alleged measurement or volume discrepancy. Accordingly, the $1.9 million accrued liability was reversed to revenue in the first quarter of 2006.

12.       Commitments and Contingencies

Legal

In the ordinary course of its business MarkWest Energy Partners is subject to a variety of risks and disputes normally incident to its business and as a party to various legal proceedings. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Partnership or for third party claims of personal and property damage, or that the coverages or levels of insurance it currently has will be available in the future at economical prices.

In early 2005 MarkWest Hydrocarbon, Inc., the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al.(filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al., (filed February 8, 2005), in Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005 were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Partnership was served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005 in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky.

These actions are for third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004. The pipeline was owned by an unrelated business entity and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC. It transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. The fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents. The pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership continue to investigate the incident. Discovery in the action is now just getting underway following the remand back to state court.

The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and is coordinating its legal defense with the insurers. At this time, the Partnership believes that it has adequate general liability insurance coverage for third-party property damage and personal injury liability resulting from the incident. The Partnership has settled with several of the claimants for property damage claims (damage to residences and personal property), and reached settlements for some of the personal injury claims. These have been paid for or reimbursed under the Partnership’s general liability insurance. As a result, the Partnership has not provided for a loss contingency.

Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS on November 18, 2004, pipeline and valve integrity evaluation, testing and repairs were conducted on the affected pipeline segment before service could be resumed. OPS authorized a partial return to service of the affected pipeline in October 2005. MarkWest is in the process of applying for return to full service.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership has filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, Civil Action No. 1:05-CV-1948, on October 7, 2005), against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses. These include the Partnership’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when they are received. The Partnership has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under these policies. The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

On September 27, 2005, a lawsuit captioned C.F. Qualia Operating, Inc. v. MarkWest Pinnacle, L.P., (District Court of Midland, Texas, 385th Judicial District, Case No. CV-45188), was served on a Partnership subsidiary, MarkWest Pinnacle, L.P., alleging breach of contract, conversion, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement. Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas measured at the wellhead (delivery point). Plaintiff claims that it is entitled to a prorated portion of any system gain, i.e., that is to be paid for more gas than it actually sold and delivered to the Partnership. MarkWest Energy Partners has filed an Answer to the Complaint denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those measured at the wellhead, that Plaintiff’s claims are without merit, and that MarkWest also overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements. The parties have been in settlement discussions, but the Partnership is unable to predict any outcome. At this time, the Partnership does not believe that any outcome in this action will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations. As a result, the Partnership has not provided for a loss contingency.

The Partnership acquired the Javelina gas processing, transportation and fractionation business located in Corpus Christi, Texas (the “Javelina Business”) on November 1, 2005. The Javelina Business was a party with numerous other defendants to three lawsuits brought by plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, styled Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Jesus Villarreal v. Koch Refining Co. et al., (Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed April 27, 2005), set forth claims for personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area. The parties in the Gonzales action have reached a full settlement and release following mediation held on December 9, 2005. The Partnership’s involvement and engagement in the other cases has been limited to this point, but the actions have been and are being vigorously defended and, based on initial evaluation and consultations, it appears at this time that these actions should not have a material adverse impact on the Partnership.

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

13.          Subsequent Event

Headquarters Office Lease

In April 2006, the Partnership entered into a ten-year office lease and will relocate its and MarkWest Hydrocarbon, Inc.’s corporate headquarters to the Park Central Building, located in downtown Denver, Colorado. The lease provides for a tenant improvement allowance of up to approximately $1.8 million through December 31, 2006. A security deposit of $1.0 million was provided in the form of an irrevocable letter of credit. The future minimum lease payments of the new lease are as follows:

Year ending December 31,
2006	$—
2007	927,442
2008	972,138
2009	1,016,834
2010	1,044,769
2011 and thereafter	5,983,677
Total	$9,944,860

The Partnership’s principal executive office is currently located in a building leased by MarkWest Hydrocarbon.  A portion of the lease cost for that building has historically been allocated to the Partnership.  MarkWest Hydrocarbon has not determined the final disposition of its existing lease; however, a portion of incremental expense, if any, may potentially be allocated to the Partnership.

S-1 Registration Statement

On April 20, 2006, the Partnership filed a Form S-1 registration statement registering units issued in the fourth quarter of 2005 under private placement offerings. The Partnership will receive no proceeds from the sale of any units offered under this registration statement.

On April 25, 2006, the Partnership filed a Form S-1 registration statement for a new unit issuance offering. The Partnership expects to offer up to 3.85 million new units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We use words such as “may,” “believe,” “estimate,” “expect,”  “intend,” “project,” “anticipate,” and similar expressions to identify forward-looking statements.

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

Overview

We reported net income of $13.9 million for the three months ended March 31, 2006, or $1.01 per diluted limited partner unit, compared to net income of $4.5 million, or $0.41 per diluted limited partner unit, for the first quarter of 2005.

Contributing factors to this increase in net income compared to the same period in 2005 were:

•                                          We completed the Javelina acquisition on November 1, 2005, and these assets contributed $9.5 million of segment operating income.

•                                          The Carthage Gas Plant and NGL pipeline began operations in the first quarter and contributed $4.5 million to the East Texas segment operating income. Gathering volumes increased on our Carthage, Appleby and Western Oklahoma systems in 2006 versus the comparable period in 2005. Higher NGL prices had a positive effect on first quarter earnings for our Southwest Business Unit, as did the reversal of a $1.9 million accrued liability from a prior period. In total, segment operating income for our Southwest Business unit increased by $6.9 million.

•                                          For our Northeast Business unit, consisting of our Appalachia and Michigan segments, our combined segment operating income increased by $1.0 million, primarily due to increased prices for our Maytown NGLs and reduced trucking expenses related to the repairs of our ALPs pipeline in 2005.

•                                          Selling, general and administrative expense increased by $3.7 million. This is related to several factors, including a $1.3 million increase in audit and audit-related fees in the first quarter of 2006 compared to the first quarter of 2005. Labor and benefits costs also increased by $1.1 million due to increased staffing levels required to manage our acquisitions and new assets. Non-cash compensation expense attributable to the Participation Plan and Phantom units increased by $0.1 million, from $1.2 million to $1.3 million. Finally, insurance premium costs increased by $0.7 million from the same period in 2005.

•                                          We reported a mark-to-market loss of $0.3 million for our 2006/2007 derivative instruments, consistent with our previous announcements that we would not be adopting hedge accounting treatment for these items. This is a non-cash adjustment, and as such does not affect distributable cash flow. We also reported realized gains of $0.5 million for the quarter, and as a result derivative activity increased net income by $0.2 million compared to the prior year.

•                                          The Starfish assets returned to partial service late in the fourth quarter of 2005. For the first quarter 2006, we reported equity income of $0.9 million and accrued a partial insurance recovery of $1.8 million (included in miscellaneous income).

•                                          Interest expense (including amortization of deferred financing costs, a component of interest expense) was $7.6 million higher in 2006 over 2005 respectively, attributable to higher debt levels associated with the Javelina and Starfish acquisitions and related financing activities. In addition, we experienced an increase in interest rates during the first quarter.

First quarter results for 2006 and 2005 also include an approximate $1.0 million non-cash charge associated with the compensation expense from the Participation Plan, whereby compensation expense is allocated to the Partnership from its parent company, MarkWest Hydrocarbon, for the sale of interests in the Partnership’s general partner to certain of its employees and directors. APB 25, Accounting for Stock Issued to Employees, requires MarkWest Hydrocarbon to record compensation expense based on the formula value of the general partner interest held by the employees and directors at the end of each reporting period, and this compensation expense is allocated to the Partnership as opposed to MarkWest Hydrocarbon. Under the Partnership Agreement, the general partner is deemed to have made a capital contribution equal to the compensation expense recorded under the Participation Plan and the compensation expense is then allocated 100% back to the general partner.

On January 25, 2006, the Partnership declared a cash distribution of $0.82 per common and subordinated unit for the quarter ended December 31, 2005.  The $12.3 million distribution, including $1.8 million distributed to the general partner of which $1.5 million related to the general partner incentive distribution rights, was paid on February 14, 2006, to unitholders of record as of February 8, 2006.

On April 21, 2006, the Partnership declared a cash distribution of $0.87 per common and subordinated unit for the quarter ended March 31, 2006. The $13.6 million distribution, including $2.4 million to be distributed to the general partner, of which $2.1 million related to the general partner incentive distribution rights will be paid on May 15, 2006, to unitholders of record as of May 5, 2006.

Our Business

The Partnership is a Delaware limited partnership formed by MarkWest Hydrocarbon on January 25, 2002, to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business. We are engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquid products and the gathering and transportation of crude oil. Our primary business strategy is to grow our business, increase distributable cash flow to our common unitholders, improve financial flexibility and increase our ability to access capital to fund our growth. Since our initial public offering in May of 2002 we have expanded our operations significantly through a series of acquisitions.

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

Our Contracts

We generate the majority of our revenues and net operating margin (defined as revenues less purchased product costs) from natural gas gathering, processing and transmission, NGL transportation, fractionation and storage, and crude oil gathering and transportation. We have a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. While all of these services constitute midstream energy operations, we provide services under the following types of arrangements:

•                  Fee-based arrangements. Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas, transportation, fractionation and storage of NGLs, and gathering and transportation of crude oil. The revenue we earn from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices. In certain cases, our arrangements provide for minimum annual payments. If a sustained decline in commodity prices were to result in a decline in volumes; however, our revenues from these arrangements would be reduced.

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

•                  Percent-of-index arrangements. Under percent-of-index arrangements, we purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. We then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price. With respect to (1) and (3) above, the net operating margins we realize under the arrangements decrease in periods of low natural gas prices because these net operating margins are based on a percentage of the index price. Conversely, our net operating margins increase during periods of high natural gas prices.

•                  Keep-whole arrangements. Under keep-whole arrangements, we gather natural gas from the producer, process the natural gas and sell the resulting NGLs to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements, our revenues and net operating margins increase as the price of

NGLs increases relative to the price of natural gas, and decrease as the price of natural gas increases relative to the price of NGLs.

•                  Settlement margin. Typically, we are allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed-line losses. To the extent our gathering systems are operated more efficiently than specified per contract allowance, we are entitled to retain the difference for our own account.

•                  Condensate sales. During the gathering process, thermodynamic forces contribute to changes in operating conditions of the natural gas flowing through the pipeline infrastructure. As a result, hydrocarbon dew points are reached, causing condensation of hydrocarbons in the high-pressure pipelines. Condensate collected in the system is sold at a monthly crude-oil index-based price, and the proceeds are retained.

In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common and other market factors. Any change in mix will influence our financial results.

At March 31, 2006, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 50%, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment. Because of our ability to operate the Arapaho plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, our overall keep-whole contract exposure is limited to a small portion of the operating costs of the plant. For the three months ended March 31, 2006, approximately 7.7% of East Texas inlet volumes were processed pursuant to keep-whole contracts.

Management evaluates contract performance on the basis of net operating margin (a “non-GAAP” financial measure), which is defined as income (loss) from operations, excluding facility cost, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement. These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with United States GAAP. Our usage of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.

For the three months ended March 31, 2006, we generated the following percentages of our revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Percent-of-Index (2)	Keep-Whole (3)	Total
Revenues	11%	18%	31%	40%	100%
Net operating margin	33%	31%	24%	12%	100%

(1)  Includes other types of arrangements tied to NGL prices.

(2)  Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)  Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

Management also uses the “net operating margin” (a non-GAAP measure) as a unit of performance measurement. We calculate net operating margin by starting with net income from operations, plus facility costs, plus selling, general and administrative costs, plus depreciation, plus amortization, plus impairments, plus accretion of asset retirement obligation. The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues	$156,743	$89,637
Purchased product costs	100,797	60,785
Net operating margin	55,946	28,852
Facility expenses	13,994	9,331
SG&A	8,338	4,639
Depreciation	7,173	4,326
Amortization of intangible	4,016	2,095
Accretion of asset retirement obligation	25	10
Income from operations	$22,400	$8,451

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

Since our initial public offering, we have completed eight acquisitions for an aggregate purchase price of approximately $794 million, net of working capital. The following table sets forth information regarding each of these acquisitions:

Name	Assets	Location	Consideration (in millions)	Closing Date
Javelina (1)	Gas processing and fractionation facility	Corpus Christi, TX	$398.3	November 1, 2005

Starfish (2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	$41.7	March 31, 2005

East Texas	Gathering system and gas procession assets	East Texas	$240.7	July 30, 2004

Hobbs	Natural gas pipeline	New Mexico	$2.3	April 1, 2004

Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	$21.3	December 18, 2003

Western Oklahoma	Gathering system	Western Oklahoma	$38.0	December 1, 2003

Lubbock Pipeline	Natural gas pipeline	West Texas	$12.2	September 2, 2003

Pinnacle	Natural gas pipelines and gathering systems	East Texas	$39.9	March 28, 2003

(1)   Includes approximately $20.2 million in cash acquired.

(2)   Represents a 50% non-controlling interest.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. For the three months ended March 31, 2006, it accounted for 11% of our revenues and 14% of our net operating margin. This represents a decrease from the year ended December 31, 2005, when MarkWest Hydrocarbon accounted for 13% of our revenues and 20% of our gross margin. We expect to continue to derive a significant portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future; however, the percentage of our revenues and net operating margins will likely continue to decline as our other businesses grow. At March 31, 2006, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 21% interest in the Partnership, consisting of 1,633,334 subordinated limited partner units, which represents a 12% interest in the Partnership; 836,162 common partner units, which represents 7%; and 89% of the general partner, which owns a 2% interest in the Partnership.

Under a Services Agreement, MarkWest Hydrocarbon acts in a management capacity rendering day-to-day operational, business and asset management, accounting, personnel and related administrative services to the Partnership. In return, the Partnership reimburses MarkWest Hydrocarbon for all documented expenses incurred on behalf of the Partnership and which are expressly designated as reasonably necessary for the performance of the prescribed duties and specified functions.

Results of Operations

Operating Data

	Three Months Ended March 31,
	2006	2005	% Change

Southwest:
East Texas
Gathering systems throughput (Mcf/d)	346,000	287,000	20.6%
NGL product sales (gallons)	35,436,000	27,612,000	28.3%

Oklahoma
Foss Lake gathering systems throughput (Mcf/d)	87,600	67,000	30.7%
Arapaho NGL product sales (gallons)	18,417,000	15,217,000	21.0%

Other Southwest
Appleby gathering systems throughput (Mcf/d)	33,500	28,000	19.6%
Other gathering systems throughput (Mcf/d)	19,100	17,000	12.4%
Lateral throughput volumes (Mcf/d)	49,700	52,000	-4.4%

Northeast:
Appalachia (1)
Natural gas processed for a fee (Mcf/d)	205,000	210,000	-2.4%
NGLs fractionated for a fee (Gal/day)	449,000	462,000	-2.8%
NGL product sales (gallons)	10,482,000	10,765,000	-2.6%

Michigan
Natural gas processed for a fee (Mcf/d)	6,300	6,900	-8.7%
NGL product sales (gallons)	1,449,000	1,563,000	-7.3%
Crude oil transported for a fee (Bbl/d)	14,000	14,100	-0.7%

Gulf Coast (2):
Natural gas processed for a fee (Mcf/d)	120,000	—	NA
NGLs fractionated for a fee (Gal/day)	820,000	—	NA

(1)                                  Includes throughput from our Kenova, Cobb, and Boldman processing plants.

(2)                                  We acquired the Javelina system (Gulf Coast) on November 1, 2005.

Segment Reporting

Segments. We have six segments, based on geographic areas of operations, described below.

Southwest Business Unit

•      East Texas. We own the East Texas System, consisting of natural gas-gathering system pipelines, centralized compressor stations, and a natural gas processing facility and NGL pipeline. The East Texas System is located in Panola County and services the Carthage Field, one of Texas’ largest onshore natural gas fields. Producing formations in Panola County consist of the Cotton Valley, Pettit and Travis Peak formations, which together form one of the largest natural gas-producing regions in the United States. The Carthage Field has an estimated 18 Tcf of remaining recoverable reserves, and cumulative historical production in excess of 12 Tcf.

•      Oklahoma. We own the Foss Lake gathering system and the Arapaho gas-processing plant, located in Roger Mills, Custer and Ellis counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant. After processing, the residue gas is delivered to a third-party pipeline and natural gas liquids are sold to a single customer.

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

Gulf Coast Business Unit

•      Javelina. On November 1, 2005, we acquired 100% of the equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were owned 40%, 40% and 20%, respectively, by subsidiaries of El Paso Corporation, Kerr-McGee Corporation, and Valero Energy Corporation. The Javelina entities own and operate a natural gas processing facility in Corpus Christi, Texas, which treats and processes off-gas from six local refineries. The facility was constructed in 1989 to recover hydrogen and up to 28,000 barrels per day of NGLs, including olefins (ethylene and propylene), ethane, propane, mixed butane and pentanes. The facility processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs.

The following summarizes the percentage of our revenue and net operating margin generated by our assets, by segment, for the three months ended March 31, 2006:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues	21%	40%	16%	12%	2%	9%	100%
Net operating margin	36%	12%	7%	14%	4%	27%	100%

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

East Texas

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Revenues	$32,488	$14,727	121%
Operating expenses:
Purchased product costs	13,168	3,597	266%
Facility expenses	3,674	2,335	57%
Depreciation	1,811	1,012	79%
Amortization of intangible assets	2,073	2,061	1%
Accretion of asset retirement obligations	11	8	38%
Total operating expenses before selling, general and administrative expenses	20,737	9,013	130%

Operating income before selling, general and administrative expenses	$11,751	$5,714	106%

Revenues. Revenues increased 121% during the three months ended March 31, 2006, relative to the comparable period in 2005 primarily due to the commencement of operations of the new Carthage Gas Plant, the start-up of the Beckville, Midway and Blocker Gathering Systems and higher NGL prices. Beckville and Midway were placed in service in the second quarter of 2005, the Carthage Gas Plant was placed in service January 1, 2006 and the Blocker gathering system was placed in service March 1, 2006. Additionally, a $1.9 million accrued liability was reversed to revenue in the first quarter of 2006 (see Note 11 to Notes to Condensed Consolidated Financial Statements). Finally, revenues increased due to a contract converting from a gathering agreement to a gas purchase agreement. Under such agreements, we purchase gas from a customer and then turn around and sell that gas at essentially the same gas price. These transactions cause an increase in both revenues and purchases.

Purchased Product Costs. Purchased product costs increased 266% during the three months ended March 31, 2006, relative to the comparable period in 2005. Purchased product costs increased due to a conversion of a gathering contract to a gas purchase contract in May 2005 significantly increasing the amount of natural gas purchased. Costs also increased because shrink replacement gas prices were 29% higher in the first quarter of 2006 then they were in the first quarter of 2005.

Facility Expenses. Facility expenses increased 57% during the three months ended March 31, 2006, relative to the comparable period in 2005 primarily due to the start-up of the Carthage Plant, Beckville, Midway and Blocker gathering systems. Compensation expense increased due to field salary increases and the hiring of additional staff to operate our new plant and gathering systems.

Depreciation. Depreciation expense increased 79% during the three months ended March 31, 2006, relative to the comparable period in 2005 primarily due to the new Carthage plant and other expansion capital was placed in service in 2005.

Oklahoma

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Revenues	$62,268	$37,257	67%
Operating expenses:
Purchased product costs	55,325	32,476	70%
Facility expenses	2,079	927	124%
Depreciation	712	526	35%
Accretion of asset retirement obligations	6	—	NA
Total operating expenses before selling, general and administrative expenses	58,122	33,929	71%

Operating income before selling, general and administrative expenses	$4,146	$3,328	25%

Revenues. Revenues increased 67% during the three months ended March 31, 2006, relative to the comparable period in 2005, due to increased well volumes contracted to the gathering system, higher natural gas prices, higher crude oil prices enhancing condensate sales, and higher liquids revenue due to overall increase in liquid prices. The inlet volumes increased 31% during this period. The liquid prices averaged $ 0.744/gal. for the first quarter of 2006 compared to $0.638/gal. for the same period of 2005.

Purchased Product Cost. Purchase product costs increased 70 % during the months ended March 31, 2006, relative to the comparable period in 2005, primarily as a result of increases in inlet volumes and natural gas prices. The natural gas wellhead purchase prices averaged $7.19 for the first quarter of 2006 compared to $5.75 in 2005.

Facility Expenses. Facility expenses increased 124% during the three months ended March 31, 2006, relative to the comparable period in 2005, primarily due to maintenance and rent expenses related to additional compressors on the Western Oklahoma System.

Other Southwest

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Revenues	$25,460	$18,155	40%
Operating expenses:
Purchased product costs	21,423	14,726	45%
Facility expenses	1,351	1,008	34%
Depreciation	1,019	816	25%
Amortization of intangible assets	—	34	(100)%
Accretion of asset retirement obligations	5	2	150%
Total operating expenses before selling, general and administrative expenses	23,798	16,586	43%

Operating income before selling, general and administrative expenses	$1,662	$1,569	6%

Revenues. Revenues increased 40% during the three months ended March 31, 2006, relative to the comparable period in 2005, due partly to a 20% increase in natural gas volumes on the Appleby gathering system, along with an increase in natural gas prices of roughly 29%.

Purchased Product Costs. Purchased product costs increased 45% during the three months ended March 31, 2006, relative to the comparable period in 2005, primarily due to increased volumes and prices on the majority of gathering systems.

Facility Expenses. Facility expenses increased 34% during the three months ended March 31, 2006, relative to the comparable period in 2005, primarily as a result of increased compressor maintenance and rent expense due to additional compressors added on the Appleby systems.

Depreciation. Depreciation expense increased 25% during the three months ended March 31, 2006, relative to the same period in 2005, due to new compressor assets added in 2006 versus the comparable period in 2005.

Appalachia

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Affiliated	$17,715	$15,805	12%
Unaffiliated	419	538	(22)%
Total revenues	18,134	16,343	11%

Operating expenses:
Purchased product costs	10,110	9,253	9%
Facility expenses	3,341	3,756	(11)%
Depreciation	840	817	3%
Accretion of asset retirement obligations	3	—	NA
Total operating expenses before selling, general and administrative expenses	14,294	13,826	3%

Operating income before selling, general and administrative expenses	$3,840	$2,517	53%

Revenues. Revenues increased 12% during the three months ended March 31, 2006, relative to the comparable period in 2005, primarily as a result of an increase in the sales price for our Maytown natural gas liquids of $2.1 million, slightly offset by a $0.3 million decline due to lower volumes.

Purchased Product Costs. Purchased product costs increased 9% during the three months ended March 31, 2006 relative to the comparable period in 2005, due to a $0.1725 per gallon price increase that resulted in an increase in product costs of approximately $1.9 million. This increase was partially offset by a reduction of $0.3 million due to lower volumes and the absence of trucking costs of $0.7 million which resulted from the November 2004 pipeline failure

Facility Expenses. Facility expenses decreased 11% during the three months ended March 31, 2006, relative to the comparable period in 2005, primarily due a decline in pipeline inspection and repair fees incurred as a result of the November 2004 pipeline failure.

Depreciation. Depreciation expense increased 3% during the three months ended March 31, 2006, relative to the comparable period in 2005, due to capitalized leasehold improvement expenses related to the ALPS pipeline repairs.

Michigan

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Revenues	$3,197	$3,155	1%
Operating expenses:
Purchased product costs	771	733	5%
Facility expenses	1,603	1,305	23%
Depreciation	1,174	1,155	2%
Total operating expenses before selling, general and administrative expenses	3,548	3,193	11%

Operating loss before selling, general and administrative expenses	$(351)	$(38)	824%

Revenues. Revenues increased 1% during the three months ended March 31, 2006, relative to the comparable period in 2005. The increase is primarily due to higher liquid prices and higher crude oil transport volumes partially offset by reduced throughput volumes from the natural gas wells connected to our systems.

Purchased Product Costs. Purchased product costs increased 5% during the three months ended March 31, 2006, relative to the comparable period in 2005, due to higher liquid prices partially offset by a reduction in volumes available for natural gas liquids processed from production shortfalls.

Facility Expenses. Facility expenses increased 23% during the three months ended March 31, 2006 relative to the comparable period in 2005, primarily due to higher crude oil pipeline losses of $0.16 million and legal costs related to the Michigan tariff issue of $0.08 million.

Depreciation. Depreciation expense increased 2% during the three months ended March 31, 2006, relative to the comparable period in 2005, due to the acceleration of depreciation of our Michigan gathering pipeline and processing plant commencing in 2005.

Given the continuing losses and moderately positive cash flows relating to the Michigan assets, management continues to consider alternatives for these assets. As a result, we are evaluating different options and potential impairments.

Gulf Coast

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Revenues	$14,956	$—	NA
Operating expenses:
Facility expenses	1,946	—	NA
Depreciation	1,617	—	NA
Amortization of intangible assets	1,943	—	NA
Total operating expenses before selling, general and administrative expenses	5,505	—	NA

Operating income before selling, general and administrative expenses	$9,450	$—	NA

The increase in the above categories is the result of our acquisition of Javelina in November 2005.

Consolidated Financial Information

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands)
Total segment operating income	$30,498	$13,090	133%
Derivatives not allocated to segments	240	—	NA
Selling, general & administrative	8,338	4,639	80%
Income from operations	22,400	8,451	165%

Earnings from unconsolidated affiliates	2,745	—	NA
Interest income	220	67	228%
Interest expense	(10,976)	(3,674)	199%
Amortization of deferred finance costs	(808)	(475)	70%
Miscellaneous income	292	(104)	(381)%
Net income	$13,873	$4,265	225%

Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) increased 80% during the three months ended March 31, 2006, relative to the comparable period in 2005, as a result of an increase in audit and Sarbanes Oxley related costs of $1.3 million; and an increase of $1.1 million for labor and benefits costs due to additional headcount required to manage our acquisitions and new assets. Compensation expense from the Participation Plan increased SG&A by $0.1 million, from $0.9 million in 2005, to $1.0 million in 2006. In addition, insurance expense increased $0.7 million.

Earnings from Unconsolidated Affiliates. Earnings from unconsolidated affiliates during the three months ended March 31, 2006 increased as a result of the acquisition of Starfish. The Partnership recognized a $1.8 million gain from insurance proceeds recovered from damages that occurred as a result of Hurricane Rita.

Interest Income. Interest income increased during the three months ended March 31, 2006, relative to the comparable period in 2005 primarily due to an increase in interest earned on cash equivalents.

Interest Expense. Interest expense increased 199% during the three months ended March 31, 2006, relative to the comparable period in 2004, primarily due to increased debt levels resulting from the financing of our 2005 acquisitions.

Amortization of Deferred Financing Costs. The Partnership amortized approximately $1.0 million of deferred financing costs related to debt issuance costs it incurred to finance its acquisitions. The increase in the amortization of deferred financing costs in 2006, relative to the comparable period in 2005, is attributable to deferred financings costs associated with our debt refinancing completed in the fourth quarter of 2005. Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Matters Impacting Future Results

During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish Pipeline Company, have been substantially curtailed since shortly before the hurricanes hit the Gulf Coast. Until necessary repairs are completed, Starfish will not be able to fully return to normal operations, which will have a continuing impact on our net income. We are submitting insurance claims on an on-going basis relating to both business interruption and property damage, and we have engaged in conversations with our insurer and adjuster have received a $1.8 million advance payment with respect to our property loss claims, and anticipate continued recovery for expenses and losses incurred or to be incurred as repairs proceed.

The loss to both offshore and onshore assets resulting from the hurricanes has led to substantial insurance claims within the oil and gas industry. Along with other industry participants, we expect our insurance costs to substantially increase within this region as a result of these developments. We are currently negotiating with our insurer regarding the renewal of our insurance coverage relating to Starfish. We are also exploring alternatives to mitigate the significant cost increases we are facing, including reduced coverage levels, higher deductibles and self-insurance retentions.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the period ending December 31, 2005, in Note 2 of the Notes to the Consolidated Financial Statements, and in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership will adopt the provisions of SFAS No. 154 beginning in calendar year 2006. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Partnership’s consolidated financial statements.

In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity price changes and to a lesser extent, interest rate changes.

Commodity Price Risk

Our primary risk management objective is to manage volatility in our cash flows. A committee, comprised of the senior management team of our general partner, oversees all of our derivative activity.

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

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGL’s and crude.  Swaps and futures contracts may allow the Partnership to reduce volatility in its margins, because losses or gains on the derivative instruments are generally offset by corresponding gains or losses in the Partnership’s physical positions.

The following table includes information on MarkWest Energy’s specific derivative positions at March 31, 2006:

Costless collars:	Period	Floor	Cap	Fair value at March 31, 2006 (in thousands)
Crude Oil - 500 Bbl/d	2006	$57.00	$67.00	$(605)
Crude Oil - 250 Bbl/d	2006	$57.00	$67.00	$(302)
Crude Oil - 205 Bbl/d	2006	$57.00	$65.10	$(312)

Propane - 20,000 Gal/d	2006	$0.90	$0.99	$(141)
Propane - 10,000 Gal/d	2006	$0.97	$1.15	$108
Propane - 12,750 Gal/d	Jan-Jun 2006	$0.90	$1.01	$(5)

Ethane - 22,950 Gal/d	2006	$0.65	$0.80	$471

Natural gas - 645 Mmbtu/d	Apr-Jun 2006	$6.71	$12.46	$(7)
Natural gas - 1,575 Mmbtu/d	Apr-Oct 2006	$8.50	$10.05	$725
Natural gas - 1,575 Mmbtu/d	Nov 2006-Mar 2007	$9.00	$12.50	$235
				$167

Swaps:	Period	Fixed Price	Fair value at March 31, 2006 (in thousands)
Crude oil - 250 Bbl/d	2006	$62.00	$(471)
Crude oil - 185 Bbl/d	2006	$61.00	$(398)
Crude oil - 250 Bbl/d	2007	$65.30	$(365)

Natural gas - 10,000 Mmbtu/d	Apr-Oct 2006	$0.82	$(672)
Natural gas - 10,000 Mmbtu/d	Apr-Oct 2006	$0.85	$703
Natural gas - 4,000 Mmbtu/d	Apr-Oct 2006	$1.07	$96
Natural gas - 4,000 Mmbtu/d	Apr-Oct 2006	$1.04	$(87)
			$(1,194)

		Total	$(1,027)

The impact of MarkWest Energy’s commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended March 31,
	2006	2005
Realized gains – revenue	$539	$42
Unrealized gains (losses) – revenue	(299)	51
Other comprehensive income – changes in fair value	—	(191)
Other comprehensive income - settlement	—	42

	March 31,
	2006	2005
Unrealized gains – current asset	$—	$9
Unrealized losses – current liability	1,027	450

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our senior management with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Through the date of the filing of this Form 10-Q, we have adopted remedial measures to address the deficiencies in our internal controls that existed on March 31, 2006. In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Such additional procedures included detail management review of our account reconciliations for all accounts in all business units and multiple-level management review of account reconciliations for all accounts in all business. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact that would make the statements misleading; (ii) this report does not omit any material fact, the omission of which would make the statements misleading, in light of the circumstance under which they were made with respect to the period covered by this report and (iii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, although we continue to make changes to the internal control structure, we have not completed our annual assessment and we are not in a position to assert that these changes have materially affected the Partnership’s internal control over financial reporting. We do not expect to be in a position to make such an assertion until we have completed our annual assessment of the effectiveness of internal controls as of December 31, 2006.

In response to the material weaknesses identified in the 2005 Form 10-K our management has dedicated significant resources to improve our control environment and to remedy the identified material weaknesses. These ongoing efforts are focused on expanding our organization capabilities through the addition of employees with appropriate skills and abilities to improve our control environment and implementing process changes to strengthen our internal control design and monitoring activities. While we are not in a position to assert that any material changes have occurred, we believe the actions we have taken have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, given the breadth of areas affected, it will take time to remediate all of our material weaknesses. Our management, with oversight from our audit committee, will continue to identify and take steps to remedy all known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business MarkWest Energy Partners is subject to a variety of risks and disputes normally incident to its business and as a party to various legal proceedings. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Partnership or for third party claims of personal and property damage, or that the coverages or levels of insurance it currently has will be available in the future at economical prices.

In early 2005, MarkWest Hydrocarbon, Inc., the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al.(filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al., (filed February 8, 2005), in Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005, were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Partnership was served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005 in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky.

These actions are for third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004. The pipeline was owned by an unrelated business entity and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC. It transports NGLs from the Maytown gas processing plant to the Partnership’s Siloam fractionator. The fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents. The pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety (“OPS”), and the Partnership continue to investigate the incident. Discovery in the action is now just getting underway following the remand back to state court.

The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and is coordinating its legal defense with the insurers. At this time, the Partnership believes that it has adequate general liability insurance coverage for third-party property damage and personal injury liability resulting from the incident. The Partnership has settled with several of the claimants for property damage claims (damage to residences and personal property), and reached settlements for some of the personal injury claims. These have been paid for or reimbursed under the Partnership’s general liability insurance. As a result, the Partnership has not provided for a loss contingency.

Pursuant to OPS regulation mandates and to a Corrective Action Order issued by the OPS on November 18, 2004, pipeline and valve integrity evaluation, testing and repairs were conducted on the affected pipeline segment before service could be resumed. OPS authorized a partial return to service of the affected pipeline in October 2005. MarkWest is in the process of applying for return to full service.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership has filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, Civil Action No. 1:05-CV-1948, on October 7, 2005), against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses. These include the Partnership’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed, and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when they are received. The Partnership has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under these policies. The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

On September 27, 2005, a lawsuit captioned C.F. Qualia Operating, Inc. v. MarkWest Pinnacle, L.P., (District Court of Midland, Texas, 385th Judicial District, Case No. CV-45188), was served on a Partnership subsidiary, MarkWest Pinnacle, L.P., alleging breach of contract, conversion, fraud and breach of implied duty of good faith with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement. Under the gas purchase agreement, MarkWest Energy Partners paid the Plaintiff based on volumes of gas measured at the wellhead (delivery point). Plaintiff claims that it is entitled to a prorated portion of any system gain, i.e., that is to be paid for more gas than it actually sold and delivered to the Partnership. MarkWest Energy Partners has filed an Answer to the Complaint denying Plaintiff’s allegations and has asserted a counter-claim for declaratory judgment on the contract terms as being clear and unambiguous as to payment being limited to those measured at the wellhead, that Plaintiff’s claims are without merit, and that MarkWest also overpaid Plaintiff based on, among other things, the wet versus dry Btu measurements. The parties have been in settlement discussions, but the Partnership is unable to predict any outcome. At this time, the Partnership does not believe that any outcome in this action will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations. As a result, the Partnership has not provided for a loss contingency.

The Partnership acquired the Javelina gas processing, transportation and fractionation business located in Corpus Christi, Texas (the “Javelina Business”) on November 1, 2005. The Javelina Business was a party with numerous other defendants to three lawsuits brought by plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, styled Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Jesus Villarreal v. Koch Refining Co. et al., (Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed April 27, 2005), set forth claims for personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area. The Gonzales action is subject to a settlement in principle reached in a mediation held December 9, 2005. The Partnership’s involvement and engagement in the other cases has been limited to this point, but the actions have been and are being vigorously defended and, based on initial evaluation and consultations, it appears at this time that these actions should not have a material adverse impact on the Partnership.

In response to a shipper inquiry to the Federal Energy Regulatory Commission (“FERC”) regarding the Partnership’s Michigan Crude Pipeline, and following unsuccessful FERC-requested rate structure discussions with the shippers, FERC recently requested that we file a tariff. The Partnership filed on November 18, 2005, a tariff with FERC establishing a cost of service rate structure to be effective starting January 1, 2006. Two shippers and a producer filed a joint protest to the FERC filing with the Commission, and the Partnership filed a response to this joint protest vigorously defending its filing and opposing the protest. The Commission issued an order on December 29, 2005, rejecting the protestor’s request for interim rates and accepting the Partnership’s filing, and the new rates and rate structure became effective January 1, 2006. The Commission established hearing procedures for the tariff filing, but held them in abeyance pending the outcome of FERC sponsored settlement discussions, which the parties have been referred to under the FERC procedures. The Partnership and the shippers subsequently negotiated a settlement that resulted in the Partnership filing a new tariff which, for the most part, returns the rates to those in effect prior to the effective date of the November 18, 2005, tariff filing, and established such rates for a prospective three year period.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: May 2, 2006	/s/ FRANK M. SEMPLE
Frank M. Semple
Chief Executive Officer

Date: May 2, 2006	/s/ NANCY K. MASTEN
Nancy K. Masten
Senior Vice President and
Chief Accounting Officer