Form 10-Q/A
period 2006-03-31
MARKWEST ENERGY PARTNERS L P
filed 2006-05-04
CIK 1166036

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

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (File No. 001-31239) (the “Quarterly Report”) of MarkWest Energy Partners, L.P. is being filed solely for the purpose of replacing the certifications pursuant to Rule 13a-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350 of our Chief Accounting Officer with the certifications of our Chief Financial Officer, which are included herein as Exhibit 31.2 and Exhibit 32.2, respectively.  No other revisions or modifications have been made to the Quarterly Report.

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

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: May 4, 2006	/s/ FRANK M. SEMPLE
Frank M. Semple
Chief Executive Officer

Date: May 4, 2006	/s/ NANCY K. MASTEN
Nancy K. Masten
Senior Vice President and
Chief Accounting Officer