Form 10-K/A
period 2005-12-31
MARKWEST ENERGY PARTNERS L P
filed 2006-06-20
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 15, 2006, the number of the registrant’s Common Units and Subordinated Units were 11,079,219 and 1,800,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends and restates certain disclosure items in our annual report on Form 10-K for the year ended December 31, 2005, which we originally filed on March 16, 2006, as amended by Amendment No. 1 to our annual report on Form 10-K/A, which we filed on March 31, 2006, in response to comments we received on May 19, 2006 from the staff of the Securities and Exchange Commission (“SEC”).

This Form 10-K/A updates disclosure related to material weaknesses in our internal controls over financial reporting in Item 1A “Risk Factors” and Item 9A “Controls and Procedures.”  In addition, this Form 10-K/A removes an incorrect reference to Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended under “Forward-Looking Statements.”

Except for the foregoing restated information, the Form 10-K/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been addressed in reports filed with the SEC subsequent to the date of the original filing.  In addition, we have included as exhibits to this amendment new certifications of our Chief Executive Officer and Chief Financial Officer.

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

Forward-Looking Statements

Statements included in this annual report on Form 10-K that are not historical facts are forward-looking statements. We use words such as “may,” “believe,” “estimate,” “expect,”  “intend,” “project,” “anticipate,” and similar expressions to identify forward-looking statements.

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

We have found material weaknesses in our internal controls that require remediation and concluded, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal controls over financial reporting at December 31, 2005, 2004 and 2003, were not effective. If we fail to remediate any material weaknesses, we could be unable to provide timely and reliable financial information, which could have a material adverse effect on our business, results of operations or financial condition.

As we discuss in our Managements Report on Internal Control over Financial Reporting in Part II, Item 9A, “Controls and Procedures” of this Form 10-K we have identified, and the audit report on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Deloitte & Touche LLP as of December 31, 2005 confirmed the presence of, material weaknesses in our internal controls over financial reporting. In particular, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement. Furthermore, we did not have adequate internal controls and processes in place to allow independent validation of data or control and review of our management’s assertions with respect to the completeness, accuracy and validity of commodity derivative transactions.

In addition, we and KPMG LLP, our independent registered public accounting firm at that time, identified material weaknesses in our internal control over financial reporting as of December 31, 2004. Additionally, PricewaterhouseCoopers LLC (“PwC”), our independent registered public accounting firm at the time, identified certain deficiencies in our internal accounting controls as of December 31, 2003. Considered collectively, these deficiencies may have constituted a material weakness in our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. For a further discussion of these material weaknesses, please read “Managements Discussion and Analysis of Financial Condition and Results of Operations — Overview — Material Weaknesses Reported for the Years Ended December 31, 2005, 2004 and 2003.”

The full impact of our efforts to remediate the identified material weaknesses had not been realized as of December 31, 2005 and may not be sufficient to maintain effective internal controls in the future. We may not be able to implement and maintain adequate controls over our financial processes and reporting, which may require us to restate our financial statements in the future. In addition, we may discover additional past, ongoing or future material weaknesses or significant deficiencies in our financial reporting system in the future. Any failure to implement new controls, or difficulty encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common units.

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

The Partnership’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting, which appears on page 97.

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

Internal Control Over Financial Reporting for the Years Ended December 31, 2004 and 2003

In addition to the material weaknesses described above, we and KPMG LLP, our independent registered public accounting firm at that time, identified material weaknesses in our internal control over financial reporting as of December 31, 2004. Additionally, PwC, our independent registered public accounting firm at the time, identified certain deficiencies in our internal accounting controls as of December 31, 2003. Considered collectively, these deficiencies may have constituted a material weakness in our internal controls pursuant to standards established by the American Institute of Certified Public Accountants.

Year Ended December 31, 2003

PwC identified certain deficiencies in our internal accounting controls as of December 31, 2003. The identified deficiencies included the following:

•                  a possible insufficiency in the personnel resources available to adequately maintain our financial reporting obligations as a public company;

•                  inadequate implementation of uniform controls over certain acquired entities and operations;

•                  inadequate control over classification of certain fixed asset balances and processes for accrual of certain accounts payable; and

•                  potential need for separation of certain duties between payroll and other accounting personnel.

The deficiencies identified by PwC, considered collectively, may have constituted a material weakness in our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. PwC also concluded that these deficiencies required it to increase the scope of its audit procedures to be able to issue an unqualified audit opinion on our financial statements.

We believe that the deficiencies described above developed primarily due to an insufficient focus on internal controls and accounting activity during a period of significant growth and acquisition activity for us. During 2003 and 2004, we made six acquisitions and more than quadrupled our revenue. As a result, a significant amount of management time and effort was spent on integration of these assets from an operational perspective. The vast majority of these assets had not been owned by publicly-held companies and as a result, existing controls and procedures were not adequate from a public company reporting perspective. As a result, we were not able to remediate these deficiencies during the year ended December 31, 2004.

Year Ended December 31, 2004

In connection with management’s assessment of internal control over financial reporting for the year ended December 31, 2004, management identified and KPMG, our independent registered public accounting firm at that time confirmed the following material weaknesses in our internal control over financial reporting:

•                  Ineffective control environment;

•                  Insufficient technical accounting expertise, inadequate policies and procedures related to accounting matters, and inadequate management review in the financial reporting process;

•                  Inadequate personnel, processes and controls at our Southwest Business Unit; and

•                  Inadequately designed controls and procedures over property plant and equipment.

Ineffective control environment.    Our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the lack of adequate personnel with sufficient expertise to perform accounting functions necessary to ensure preparation of financial statements in accordance with generally accepted accounting principles, and a lack of adequate policies and procedures to enable the timely preparation of reliable financial statements, as described more fully below. We believe that this material weakness developed as a result of our rapid expansion in 2003 and 2004. The steps we have taken to remediate this material weakness are described in detail below.

Insufficient technical accounting expertise, inadequate policies and procedures related to accounting matters, and inadequate management review in the financial reporting process.    We did not have sufficient policies and procedures in place or technical accounting expertise to address complex accounting matters. In addition, we did not maintain policies and procedures to ensure adequate management review of information supporting our financial statements. Specifically, we identified deficiencies in the following areas relating to the preparation of our financial statements:

•                  We did not have a sufficient number of personnel with adequate technical expertise to effectively carry out our policies and procedures related to the review of technical accounting matters.

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

These material weaknesses in internal control over financial reporting resulted in the material misstatement of compensation expense in 2002, 2003 and 2004. As a result of this material misstatement, we restated our financial statements for 2002, 2003 and the first three quarters of each of 2003 and 2004. These material weaknesses in internal control over financial reporting also resulted in material misstatements of (i) interest capitalized on major construction projects in process; (ii) asset retirement obligations relating to assets acquired in the third quarter of 2004; (iii) accrued liabilities and lease expense related to costs associated with our ceasing to use a portion of our leased office facility in Houston; and (iv) accrued liabilities and facility expenses as a result of an improper accrual for repairs to a pipeline we lease. As a result of the material misstatements described in (i) and (ii), we restated our financial statements for the third quarter of 2004. These material misstatements and the material misstatements described in (iii) and (iv) were corrected prior to issuance of our financial statements for the year 2004.

Inadequate personnel, processes and controls at our Southwest Business Unit.    We believe these material weaknesses developed as a result of the growth explained above and our lack of resources to commit to focusing on an improved control environment and rapidly changing accounting rules and regulations and interpretations to existing rules. In addition, our staff was not adequately trained in the requirements of Section 404 of the Sarbanes-Oxley Act. Furthermore, at that time, our resources were focused on the restatement of financial reports rather than the updating of policies and procedures. The steps we have taken to remediate these material weaknesses are described in detail below.

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

We acquired the privately-held Western Oklahoma assets from American Central in December of 2003. Its accounting functions were transitioned to Houston in early 2004. We acquired the East Texas assets from American Central in July 2004 and transitioned the accounting responsibilities for all of our Southwest Business Unit activities to Tulsa in October 2004. This transition, coupled with the lack of adequate experienced accounting personnel in Tulsa, significantly impacted our ability to timely train our personnel, implement appropriate process and procedures, test and remediate before the end of the reporting year.

The steps we have taken to remediate these material weaknesses are described in detail below. In addition, we are in the process of transitioning the accounting functions related to our Southwest Business Unit from Texas to Denver. We expect to complete this transition by the end of 2006.

Inadequately designed controls and procedures over property plant and equipment.    We did not have adequately designed policies and procedures to ensure that costs associated with activities relating to our facilities were properly accounted for as capital expenditures or maintenance expense. This material weakness in internal control over financial reporting resulted in a material misstatement of property, plant and equipment, and facilities expenses. As a result of this material misstatement, we restated our financial statements for the second and third quarters of 2004 to expense costs that had previously been capitalized in error.

We believe that this material weakness developed as a result of our lack of formal policy for an annual inventory of fixed assets. Many assets were acquired in as-built condition with limited documentation on a component-by-component basis. This made it difficult to evaluate on an asset-by-asset basis. These assets were not adequately segregated at the time of our initial public offering and had not been re-evaluated since the time of our initial public offering but had experienced large growth in number over time.

These issues were identified late in 2004 and early in 2005. At that time, our resources were focused on completing the outstanding filings and the associated restatements, and we did not have additional resources to focus on standardizing and implementing new policies and procedures. The steps we have taken to remediate this material weakness are described in detail below.

Remediation of Material Weaknesses in Internal Control

Remediation of Material Weaknesses Related to Internal Controls. In response to the material weaknesses identified by our management, with oversight from our general partner’s audit committee, we dedicated significant resources to improve our control environment and to remedy the identified material weaknesses in the third and fourth quarters of 2005. These efforts focused on (i) expanding our organizational capabilities through the addition of employees with appropriate skills and abilities to improve our control environment and (ii) implementing process changes to strengthen our internal control design and monitoring activities.

From an organizational capabilities perspective, we made the following improvements to our control environment:

•                  In November 2005, we hired a new chief accounting officer with significant public company audit, accounting and financial reporting experience and technical expertise. The chief accounting officer now reports directly to our chief executive officer.

•                  In the third and fourth quarters of 2005, we hired additional external reporting, tax and accounting staff to supplement our existing technical accounting resources and mitigate segregation of duties deficiencies.

•                  In July 2005, we hired a Vice President of Risk and Compliance with a strong public company risk management, compliance and audit background. This individual is responsible for coordinating our internal audit and internal control compliance efforts.

•                  In the third and fourth quarters of 2005, we established an internal audit function and staffed it through an outsourcing and technical consultation arrangement with a professional accounting and consulting firm.

In addition, we implemented changes to our processes to improve disclosure controls and procedures and to improve our internal control over financial reporting. Among the changes we made during the third and fourth quarters of 2005 are the following:

•                  We formalized the monthly account reconciliation process for all balance sheet accounts and have implemented a formal review of reconciliations by our business unit accounting management.

•                  We established a compliance office focused on control deficiency identification and remediation, i.e., purchasing controls, revenue recognition controls and application and spreadsheet change controls that performs ongoing internal control evaluation and assessment and works actively with the process owners in developing appropriate remediation of control deficiencies.

•                  We conducted an entity-level risk assessment, established an internal audit plan and began to execute that internal audit plan. Results are reported directly to our general partner’s audit committee.

•                  We enhanced entity level controls through the implementation of significant new controls.

•                  We strengthened our disclosure review committee charter to solicit and review input from management personnel throughout the Partnership regarding possible instances of fraud or significant events requiring disclosure.

•                  We implemented a technical accounting issues forum to address non-routine transactions and the use of critical estimates and judgment.

The steps taken to remediate the material weaknesses described above were not completed until the latter part of 2005 because our resources had been directed towards the restatements of our financial statements. As a result, the identified internal control weaknesses persisted throughout 2005. While we believe we have substantially improved our organizational capabilities, the full impact of the changes had not been realized by December 31, 2005.

Since that time, we have been in the process of fully implementing and standardizing the processes and procedures described above. In addition, we are enhancing employee awareness of our Code of Conduct, ethics and anti-fraud policies, including a revised training program to be delivered to all employees in 2006. This includes heightened awareness of the ethics hotline availability and access options. We are also conducting a detailed review and re-documentation of all of our internal control processes and will undertake significant internal control design changes to ensure that all internal control objectives are met.

We believe that the changes described above have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, given the breadth of areas affected, it has taken and will continue to take time to remediate all of our identified material weaknesses. Our management, with oversight of our general partner’s audit committee, will continue to take steps to remedy all known material weaknesses as expeditiously as possible and enhance the overall design and capability of our internal control environment.

Remediation of Material Weakness Related to Risk Management and Accounting for Derivative Financial Instruments.

In order to remediate this material weakness, we added the following personnel to our management team in July 2005 and January 2006, respectively:

•                  Vice President of Risk and Compliance, to oversee and ensure improvements in our commodity transaction verification and monitoring capabilities; and

•                  Director of Risk Management and staff to establish appropriate verification and monitoring activities associated with our commodity transactions.

While we believe we have substantially improved our organizational capabilities, the full impact of the changes had not been realized by December 31, 2005. We will continue to evaluate our resources and remain committed to adding the necessary resources as needs are identified.

At the end of the first quarter of 2006, we also segregated our front-office, mid-office, and back-office processes related to our financial commodity transactions and a portion of our physical trading to ensure that proper segregation of duties exists and that control procedures are carried out by the appropriate groups. We are focused on attaining proper segregation for our remaining physical transactions over the coming months. We are enhancing our risk management policies and procedures related to the review and approval of material purchase or sale contracts that may meet the definition of derivatives. Additionally, we are enhancing our financial analysis around commodity transactions and our reporting to executive management and the board of directors. Finally, we moved the responsibility for credit risk management to the mid-office in the second quarter of 2006.

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

Name	Age	Position with our General Partner	Director Since

John M. Fox	65	Chairman of the Board of Directors	2002
Keith E. Bailey	63	Director	2005
Charles K. Dempster	63	Director	2002
Donald C. Heppermann	63	Director	2002
William A. Kellstrom	64	Director	2002
William P. Nicoletti	60	Director	2002
Frank M. Semple	54	President, Chief Executive Officer and Director	2003
C. Corwin Bromley	48	Vice President, General Counsel and Secretary	NA
James G. Ivey	54	Senior Vice President, Chief Financial Officer	NA
Nancy K. Masten	36	Senior Vice President, Chief Accounting Officer	NA
John C. Mollenkopf	44	Senior Vice President, Southwest Business Unit	NA
Randy S. Nickerson	44	Senior Vice President, Corporate Development	NA
Richard A. Ostberg	40	Vice President, Risk and Compliance	NA
Andrew L. Schroeder	47	Vice President, Finance and Treasurer	NA
David L. Young	46	Senior Vice President, Northeast Business Unit	NA

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

21.1(23)	List of subsidiaries

23.1*	Consent of KPMG LP

23.2*	Consent of PricewaterhouseCoopers LLP

23.3*	Consent of Deloitte & Touche LLP

23.4*	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement (No. 33-81780) on Form S-1 filed January 31, 2002.
(2)	Incorporated by reference to the Current Report on Form 8-K filed April 14, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K filed December 16, 2003.
(4)	Incorporated by reference to the Current Report on Form 8-K filed December 31, 2003.
(5)	Incorporated by reference to the Current Report on Form 8-K filed June 7, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed June 19, 2003.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed March 15, 2004.
(8)	Incorporated by reference to the Current Report on form 8-K/A filed September 13, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K filed September 20, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed October 25, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed October 29, 2004.
(12)	Incorporated by reference to the Current Report on Form 8-K filed January 6, 2005.
(13)	Incorporated by reference to the Quarterly Report of MarkWest Hydrocarbon, Inc. on Form 10-Q filed November 13, 1997.
(14)	Incorporation by reference to the Annual Report of MarkWest Hydrocarbon, Inc. on Form 10-K filed March 30, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2005.
(16)	Incorporated by reference to the Current Report on Form 8-K filed September 21, 2005.
(17)	Incorporated by reference to the Current Report on Form 8-K filed November 16, 2005.
(18)	Incorporated by reference to the Current Report on Form 8-K/A filed December 29, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed November 7, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed January 5, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed March 1, 2004.
(22)	Incorporated by reference to the Current Report on Form 8-K filed September 23, 2005.
(23)	Incorporated by reference to the Annual Report on Form 10-K filed March 16, 2006.

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

(c)                                  The following financial statement schedules are filed as part of this report:  See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

By: MarkWest Energy GP, L.L.C.,
Its General Partner

Date: June 20, 2006	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 20, 2006	By:	/S/NANCY K. MASTEN
Nancy K. Masten
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)