Form 10-Q/A
period 2006-03-31
MARKWEST ENERGY PARTNERS L P
filed 2006-06-20
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A amends and restates certain disclosure items in our quarterly report on Form 10-Q for the three months ended March 31, 2005, which we originally filed on May 3, 2006, as amended by Amendment No. 1 to our quarterly report on Form 10-Q/A, which we filed on May 4, 2006, in response to comments we received on May 19, 2006 and June 15, 2006 from the staff of the Securities and Exchange Commission (“SEC”).

This Form 10-Q/A updates disclosure related to material weaknesses in our internal controls over financial reporting in Part I.Item 4 “Controls and Procedures.” In addition, this Form 10-Q/A removes an incorrect reference to Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended under “Forward-Looking Statements.”

Except for the foregoing restated information, the Form 10-Q/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been addressed in reports filed with the SEC subsequent to the date of the original filing. In addition, we have included as exhibits to this amendment new certifications of our Chief Executive Officer and Chief Financial Officer.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements. We use words such as “may,” “believe,” “estimate,” “expect,”  “intend,” “project,” “anticipate,” and similar expressions to identify forward-looking statements.

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

Throughout the first quarter of 2006, we have adopted remedial measures to address the deficiencies in our internal controls that were identified on December 31, 2005 and remained in effect on March 31, 2006.

Internal Control Environment. In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of an ongoing material weakness related to our internal control environment. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

In order to remediate this material weakness, we are in the process of fully implementing and standardizing the following processes and procedures, which were initiated in the last two quarters of 2005:

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

•      We implemented a technical accounting issues forum to address non-routine transactions and the use of critical estimates and judgment

In addition, we are enhancing employee awareness of our Code of Conduct, ethics and anti-fraud policies, including a revised training program that is being delivered to all employees in 2006. This includes heightened awareness of the ethics hotline availability and access options. We are also conducting a detailed review and re-documentation of all of our internal control processes and will undertake significant internal control design changes to ensure that all internal control objectives are met.

                Risk management and accounting for derivative financial instruments. In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of an additional material weakness related to our risk management and accounting for derivative financial instruments. We did not have adequate internal controls and processes in place to support our management’s assertions with respect to the completeness, accuracy and validity of commodity transactions. The design of internal controls over commodity transactions did not support the independent validation of data or control and review of transaction activity, In particular, personnel responsible for executing and entering transactions into commodity accounting systems also had duties that were not compatible with transaction execution and entry.

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

At the end of the first quarter of 2006, we also segregated our front-office, mid-office, and back-office processes related to our financial commodity transactions and a portion of our physical trading to ensure that proper segregation of duties exists and that control procedures are carried out by the appropriate groups. We are focused on attaining proper segregation for our remaining physical transaction over the coming months. We are enhancing our risk management policies and procedures related to the review and approval of material purchase or sale contracts that may meet the definition of derivatives. Additionally, we are enhancing our financial analysis around commodity transactions and our reporting to executive management and the board of directors. Finally, we moved the responsibility for credit risk management to the mid-office in the second quarter of 2006.

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

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: June 20, 2006	/s/ FRANK M. SEMPLE
Frank M. Semple
Chief Executive Officer

Date: June 20, 2006	/s/ NANCY K. MASTEN
Nancy K. Masten
Senior Vice President and
Chief Accounting Officer