Form 10-Q
period 2006-06-30
MARKWEST ENERGY PARTNERS L P
filed 2006-08-04
CIK 1166036

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-31239

MARKWEST ENERGY PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-0005456
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1515 Arapahoe Street, Tower 2, Suite 700, in Denver, Colorado 80202
(Address of principal executive offices)

Registrant's telephone number, including area code: 303-925-9200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The number of the registrant's Common and Subordinated Units outstanding at July 19, 2006, were 14,379,219 and 1,800,000 respectively.

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	one British thermal unit, an energy measurement
MmGal	million gallons
Gal/d	gallons per day
Net operating margin (non-GAAP measure)	revenues less purchased product costs
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
MMcf/d	one million cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,093	$20,105
Receivables, net of allowances of $150 and $151, respectively	71,479	110,038
Receivables from affiliate	4,074	7,940
Inventories	12,087	3,554
Fair value of derivative instruments	1,131	—
Other assets	10,100	6,861

Total current assets	119,964	148,498

Property, plant and equipment	591,909	567,094
Less: Accumulated depreciation	(88,638)	(74,133)

Total property, plant and equipment, net	503,271	492,961

Other assets:
Investment in Starfish	57,211	39,167
Investment in and advances to equity investee	183	182
Intangibles and other assets, net of accumulated amortization of $21,076 and $7,648 respectively	339,440	346,496
Deferred financing costs, net of accumulated amortization of $6,076 and $4,424, respectively	16,971	18,463
Other	2,001	326

Total other assets	415,806	404,634

Total assets	$1,039,041	$1,046,093

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$85,962	$102,175
Payables to affiliate	6,100	3,421
Accrued liabilities	30,274	27,492
Fair value of derivative instruments	7,924	728
Current portion of long-term debt	460	2,738

Total current liabilities	130,720	136,554
Long-term debt, net of current portion	593,628	601,262
Deferred taxes	679	—
Fair value of derivative instruments	658	—
Other liabilities	1,220	1,102

Total liabilities	726,905	738,918

Commitments and contingencies (Note 13)
Capital:
General partner	6,985	6,788
Limited partners:
Common unitholders (11,080 and 11,070 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	305,009	300,882
Subordinated unitholders (1,800 outstanding at June 30, 2006 and December 31, 2005, respectively)	142	(495)

Total capital	312,136	307,175

Total liabilities and capital	$1,039,041	$1,046,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Unaffiliated parties	$124,401	$88,494	$263,189	$162,233
Affiliates	17,879	14,706	35,594	30,511
Derivatives	(6,901)	(240)	(6,661)	(147)

Total revenues	135,379	102,960	292,122	192,597

Operating expenses:
Purchased product costs	76,178	73,862	176,975	134,647
Facility expenses	15,465	11,360	29,459	20,691
Selling, general and administrative expenses	8,988	6,311	17,326	10,950
Depreciation	7,384	4,576	14,557	8,902
Amortization of intangible assets	4,027	2,095	8,043	4,190
Accretion of asset retirement obligations	26	9	51	19

Total operating expenses	112,068	98,213	246,411	179,399

Income from operations	23,311	4,747	45,711	13,198
Other income (expense):
Earnings in unconsolidated affiliates	1,228	990	2,173	990
Interest income	259	63	479	130
Interest expense	(10,714)	(4,558)	(21,690)	(8,232)
Amortization of deferred financing costs (a component of interest expense)	(826)	(497)	(1,634)	(972)
Miscellaneous income (expense)	1,515	(74)	3,607	(178)

Income before Texas margin tax	14,773	671	28,646	4,936
Texas margin tax (Note 9)	(679)	—	(679)	—

Net income	$14,094	$671	$27,967	$4,936

Interest in net income:
General partner	$818	$286	$1,646	$205
Limited partners	$13,276	$385	$26,321	$4,731
Net income per limited partner unit:
Basic	$1.03	$0.04	$2.04	$0.44
Diluted	$1.03	$0.04	$2.04	$0.44
Weighted average units outstanding:
Basic	12,879	10,643	12,876	10,643
Diluted	12,938	10,677	12,930	10,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$14,094	$671	$27,967	$4,936
Other comprehensive income—unrealized gains on commodity derivative instruments accounted for as hedges	—	216	—	67

Comprehensive income	$14,094	$887	$27,967	$5,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,967	$4,936
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	14,557	8,902
Amortization of intangible assets	8,043	4,190
Amortization of deferred financing costs	1,634	972
Accretion of asset retirement obligation	51	19
Restricted unit compensation expense	571	665
Participation Plan compensation expense	2,575	1,769
Equity in earnings of unconsolidated affiliates	(2,173)	(351)
Unrealized (gain) loss on derivative instruments	6,723	(62)
Gain on sale of property, plant and equipment	(296)	(24)
Deferred taxes	679	—
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	33,559	7,836
Receivables from affiliates	3,866	3,430
Inventories	(8,533)	221
Other assets	(3,239)	(24)
Accounts payable and accrued liabilities	(9,783)	(15,676)
Payables to affiliates	2,679	(1,049)

Net cash provided by operating activities	78,880	15,754

Cash flows from investing activities:
Additional Javelina acquisition costs	(6,582)	—
Investment in Starfish	(15,872)	(41,688)
Capital expenditures	(24,780)	(31,386)
Proceeds from sale of property, plant and equipment	375	24

Net cash flows used in investing activities	(46,859)	(73,050)

Cash flows from financing activities:
Proceeds from long-term debt	53,300	65,000
Payments of long-term debt	(63,212)	—
Payments for deferred financing costs and registration costs	(338)	(95)
Proceeds from private placements, net	5,000	—
Capital contribution from MarkWest Energy GP, LLC	125	405
Distributions to unitholders	(25,908)	(19,074)

Net cash flows provided by (used in) financing activities	(31,033)	46,236

Net increase (decrease) in cash	988	(11,060)
Cash and cash equivalents at beginning of year	20,105	24,263

Cash and cash equivalents at end of period	$21,093	$13,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited, in thousands)

	Six months ended June 30,
	2006	2005
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$19,698	$8,013
Supplemental schedule of non-cash investing and financing activities:
Construction projects in progress	$554	$3,003
Accrued financing costs	$1,580	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

        MarkWest Energy Partners, L.P. (the "Partnership") is a publicly traded Delaware limited partnership formed by MarkWest Hydrocarbon, Inc. (the "Company" or "MarkWest Hydrocarbon") on January 25, 2002, to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business. The Partnership is a master limited partnership engaged in the gathering, transportation and processing of natural gas; the transportation, fractionation and storage of NGLs; and the gathering and transportation of crude oil. The Partnership is the largest processor of natural gas in the Appalachia region. The Partnership also has a large natural gas gathering, processing and transmission business in the southwestern and Gulf Coast regions of the United States, obtained primarily through acquisitions and investments. These include Pinnacle Natural Gas, the Lubbock transmission pipeline and the Foss Lake gathering system, all obtained in 2003; the Carthage gathering system in East Texas, in July 2004; and the Javelina gas processing and fractionation facility in Corpus Christi, Texas, and a non-controlling, 50% interest in Starfish Pipeline Company, LLC in southern Louisiana and the Gulf of Mexico, in 2005.

2.     Basis of Presentation

        The Partnership's unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which we exercise significant influence but do not control, and are not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management's opinion, we have made all adjustments necessary for a fair presentation of the Partnership's results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership's December 31, 2005, Annual Report on Form 10-K. Finally, consider that results for the six months ended June 30, 2006, are not necessarily indicative of results for the full year 2006, or any other future period.

  Stock and Incentive Compensation Plans

        The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation on January 1, 2006, using the modified prospective method. Prior to adopting SFAS No. 123R, the Partnership elected to measure compensation expense for equity-based employee compensation plans as prescribed by Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees.

        Under SFAS No. 123R, compensation expense is based on the fair value of the award. SFAS No. 123R classifies stock-based compensation as either equity or liability awards. The fair value on the date of grant for an award classified as equity is recognized over the requisite service period, with a corresponding credit to equity. The requisite service period is the period during which an individual is required to provide service in exchange for an award, which often is the vesting period. The requisite service period is estimated based on an analysis of the terms of the share-based payment award. Compensation expense for a liability award is based on the award's fair value, remeasured at each reporting date until the date of settlement. Additionally, compensation expense is reduced by 4.6% for an estimate of expected award forfeitures.

        Under APB No. 25, compensation expense is based on the intrinsic value (typically the difference between the equity-based instrument to be received and the cost to acquire that equity-based instrument). APB No. 25 classified stock-based compensation as either fixed or variable awards. The intrinsic value on the date of grant for an award classified as fixed is recognized over the requisite service period. Compensation expense for variable awards is based on the award's intrinsic value, remeasured at each reporting date until the date of settlement.

        Compensation expense under each plan is included in selling, general and administrative expenses.

  MarkWest Energy Partners

  Restricted Units

        The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon its vesting or, at the discretion of the Compensation Committee, the cash equivalent to the value of a common unit. The restricted units are treated as liability awards under SFAS No. 123R, and were treated as variable awards under APB No. 25.

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

  MarkWest Hydrocarbon

  Participation Plan

        MarkWest Hydrocarbon has entered into arrangements with certain directors and employees under what is referred to as the Participation Plan. Under this plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership or interests in the Partnership's general partner under a purchase and sale agreement. Because the formula used to determine the sale and buy-back price is not based on independent third-party valuation of the underlying equity instrument, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. The subordinated units converted to common units after a holding period; however, management historically has settled some subordinated units for cash when individuals left the Company. Under SFAS 123R, general partner interests are classified as liability awards, while under APB No. 25, they were classified as variable awards.

        Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, compensation expense related to services provided by MarkWest Hydrocarbon's employees and directors recognized under the Participation Plan should be allocated to the Partnership. The allocation is based on the percent of time that each employee devotes to the Company. Compensation expense attributable to interests that were sold to individuals who serve on both the board of MarkWest Hydrocarbon and the Partnership's board of directors is allocated equally.

3.     Recent Accounting Pronouncements

        In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and

resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The adoption of SFAS 155 is not expected to have a material impact on the condensed consolidated financial statements of the Partnership.

        In March 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. FAS No. 156 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that they be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on the Partnership's condensed consolidated financial statements of operations or financial position.

        In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement is not expected to have a material impact on the condensed consolidated financial statements.

4.     Acquisitions

  Javelina Acquisition

        On November 1, 2005, the Partnership acquired equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were 40%, 40% and 20%, respectively, owned by subsidiaries of El Paso Corporation, Kerr-McGee Corporation and Valero Energy Corporation. The Partnership paid consideration of $357.0 million, plus $41.8 million for net working capital that included approximately $35.5 million in cash. The Corpus Christi, Texas, gas-processing facility treats and processes off-gas from six local refineries, two of which are owned by Valero Energy Corporation, two by Koch Industries, Inc. and two by Citgo Petroleum Corporation. Constructed in 1989 to recover up to 28,000 Bbl/d of NGLs, the facility currently processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs. The Partnership and the seller negotiated a final settlement of the acquired working capital of $41.8 million, and the final payment of $5.9 million was paid to the sellers in May of 2006 and was included in the final purchase price allocation, completed in the second quarter of 2006.

  Starfish Joint Venture

        On March 31, 2005, the Partnership acquired a 50% non-operating membership interest in Starfish Pipeline Company, LLC, ("Starfish") from an affiliate of Enterprise Products Partners L.P. for $41.7 million. The Partnership financed the acquisition by borrowing $40.0 million from its credit facility during the first quarter of 2005. Starfish is a joint venture with Enbridge Offshore Pipelines LLC, which the Partnership accounts for using the equity method. Starfish owns the FERC-regulated Stingray natural gas pipeline, and the unregulated Triton natural gas gathering system and West Cameron dehydration facility. All of the assets are located in the Gulf of Mexico and southwestern Louisiana.

        The Partnership applies the equity method of accounting for its interests in Starfish. Summarized financial information for 100 percent of Starfish is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$7,482	$5,012	$12,579	$11,544
Operating income	1,675	1,963	3,104	3,876
Net income	2,632	2,064	4,632	4,025

  Pro Forma Results of Operations (Unaudited)

        The following table reflects the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2005, as though the Starfish acquisition and the Javelina acquisition had occurred on January 1, 2005. The actual results for the three and six months ended June 30, 2006, are included in the accompanying condensed consolidated statement of operations. The pro forma amounts include certain adjustments, including recognition of depreciation based on the allocated purchase price of property and equipment, amortization of customer contracts, amortization of the excess Starfish purchase price over net book value, amortization of deferred financing costs and interest expense.

        The unaudited pro forma results do not necessarily reflect the actual results that would have occurred had the entities been combined during the period presented, nor does it necessarily indicate the future results of the combined entities.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands)
Revenue	$170,999	$302,564
Net loss	$(6,356)	$(9,322)
Net loss—limited partners	$(6,502)	$(9,242)
Net loss per share—limited partners:
Basic	$(0.61)	$(0.87)
Diluted	$(0.61)	$(0.87)
Weighted average number of outstanding shares of common stock:
Basic	10,643	10,643
Diluted	10,677	10,675

5.     Other Long-Term Assets

	June 30, 2006	December 31, 2005
	(in thousands)
Accrued financing costs	$1,675	$—
Other	326	326

	$2,001	$326

  Accrued Financing Costs

        Accrued financing costs at June 30, 2006, of $1.7 million relate to both a public offering of 3,000,000 common units and a private placement of $200 million aggregate principal amount of the 2016 Senior Notes that closed on July 6, 2006 (See Note 15).

6.     Long-Term Debt

	June 30, 2006	December 31, 2005
	(in thousands)
Term loan, 8.75% interest at December 31, 2005, due December 2010	$364,088	$365,000
Revolver facility, 8.75% interest at December 31, 2005, due December 2010	5,000	14,000
Senior Notes, 6.875% interest, due November 2014	225,000	225,000

	594,088	604,000
Less: obligations due in one year(1)	(460)	(2,738)

Total long-term debt	$593,628	$601,262

(1)
The balance sheet classification of debt, between current and long-term, reflects the repayment of $318.6 million of the Partnership Credit Facility term loan, using proceeds from the debt and equity transactions, as further described in Note 12.

  Partnership Credit Facility

        On December 29, 2005, MarkWest Energy Operating Company, L.L.C. (the "Operating Company"), a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement ("Partnership Credit Facility"), which provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan. The credit facility is guaranteed by the Partnership and all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate is typically based on the London Inter Bank Offering Rate ("LIBOR"); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5 to 1.0%, and b) a rate set by the Facility's administrative agent, based on the U.S. prime rate. The basis points vary based on the ratio of the Partnership's Consolidated Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million ("Acquisition Adjustment Period"). For the three and six months ended June 30, 2006, the weighted average interest rate on the Partnership Credit Facility was 7.32% and 7.16%.

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

        These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Partnership incurs a commitment fee on the unused portion of the credit facility at a rate between 30.0 and 50.0 basis points based upon the ratio of Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility). The term loan portion of the facility is paid in quarterly installments on the last business day of March, June, September and December, with the remaining balance payable on December 29, 2010. The revolver portion of the facility matures on December 29, 2010. The Partnership's Credit Facility also contains provisions requiring prepayments from certain Net Cash Proceeds (as defined in the Partnership Credit Facility) received from certain triggering sales that have not been reinvested within one hundred eighty days, Equity Offerings (as defined in the Partnership Credit Facility) and loan proceeds in excess of $15.0 million from a Senior Debt Offering as defined in the Partnership Credit Facility. In addition, commencing with the fiscal year ending December 31, 2006, and annually thereafter, the Partnership is required to make a mandatory prepayment equal to fifty percent of Excess Cash Flow within ninety days of each fiscal year end. Excess Cash Flow means quarterly, the amount, not less than zero, equal to consolidated cash flow from operations for such quarter, minus the sum of (i) capital expenditures for such quarter, (ii) principal and interest payments on indebtedness actually made during such quarter and (iii) the Partnership's distributions made during such quarter.

        The Javelina Acquisition (see Note 4) was funded through the fourth amended and restated credit agreement, which provided for a maximum lending limit of $500.0 million for a term of one year, and comprised of a revolving facility of $100.0 million and a $400.0 million term loan. The fourth amended and restated credit agreement had terms similar to the new credit facility. In the fourth quarter of 2005 the Partnership completed two private placement offerings to repay a portion of the borrowed funds.

        In October 2004 the Operating Company, coincident with the issuance of the 2014 Senior Notes discussed below, entered into the third amended and restated credit agreement ("Old Credit Facility"), which provided for a maximum lending limit of $200.0 million for a term of five years. The Old Credit Facility included a revolving facility of $200.0 million. The borrowings under the Old Credit Facility carried interest at a variable rate based on one of two indices that included either (i) LIBOR plus an applicable margin, which was fixed at a rate of 2.75% for the first two quarters following the closing of the credit facility, or (ii) Base Rate (as defined for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent of the debt as its "prime rate") plus an applicable margin, which margin is fixed at a rate of 2.00% for the first two quarters following the closing of the credit facility. After that period the applicable margin adjusted quarterly based on the ratio of funded debt to EBITDA (as defined in the credit agreement).

  2014 Senior Notes

        In October 2004 the Partnership and its subsidiary, MarkWest Energy Finance Corporation, issued $225.0 million in senior notes at a fixed rate of 6.875%, payable semi-annually in arrears on May 1 and November 1, and commencing on May 1, 2005. The senior notes mature on November 2, 2014. The Partnership may redeem some or all of the notes at any time on or after November 1, 2009, at certain redemption prices together with accrued and unpaid interest to the date of redemption. The Partnership may redeem all of the notes at any time prior to November 1, 2009, at a make-whole redemption price. In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a stated redemption price. The Partnership must offer to repurchase the notes at a specified price if it a) sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or b) the Partnership experiences specific kinds of changes in control. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally, and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. The senior notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Partnership Credit Facility. The proceeds from these notes were used to pay down the Partnership's outstanding debt under its credit facility.

        The indenture governing the senior notes limits the activity of the Partnership and its restricted subsidiaries. Limitations under the indenture include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership's restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership's affiliates; sell assets, including equity interests of the Partnership's subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

        The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2014 senior notes. The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (April 26, 2005) and, as a consequence, was incurring an interest rate penalty of 0.5% annually, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer was completed. The registration statement was filed on January 17, 2006, the exchange offer was completed on March 7, 2006, and the interest penalty ceased.

7.     Derivative Financial Instruments

  Commodity Instruments

        The Partnership utilizes a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter ("OTC") market, and futures contracts traded on the New York Mercantile Exchange ("NYMEX"). The Partnership enters into OTC swaps with financial institutions and other energy company counterparties. Management conducts a standard credit review on counterparties and has agreements containing collateral requirements where deemed necessary. The Partnership uses standardized agreements that allow for offset of positive and negative exposures. Some of the agreements may require margin deposit.

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

        The Partnership has a committee, which is comprised of the senior management team that oversees all of the derivative activity.

        Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Positive (negative) amounts represent unrealized gains (losses).

        The Partnership's primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its margins as losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's physical positions.

        The following table includes information on MarkWest Energy's specific derivative positions at June 30, 2006:

Costless collars:	Period	Floor	Cap	Fair value at June 30, 2006
				(in thousands)
Crude Oil—500 Bbl/d	2006	$57.00	$67.00	$(849)
Crude Oil—250 Bbl/d	2006	$57.00	$67.00	(424)
Crude Oil—205 Bbl/d	2006	$57.00	$65.10	(409)
Crude Oil—78 Bbl/d	2006	$67.50	$77.30	(27)
Crude Oil—155 Bbl/d	2007	$67.50	$78.55	(121)
Crude Oil—250 Bbl/d	2007	$67.50	$79.15	(175)
Crude Oil—200 Bbl/d	2007	$70.00	$75.95	(175)
Propane—20,000 Gal/d	2006	$0.90	$0.99	(737)
Propane—10,000 Gal/d	2006	$0.97	$1.15	(132)
Ethane—22,950 Gal/d	2006	$0.65	$0.80	(198)
Natural Gas—1,575 Mmbtu/d	2006	$8.67	$10.86	803
Natural Gas—1,575 Mmbtu/d	Jan-Mar 2007	$9.00	$12.50	128
Natural Gas—400 Mmbtu/d	2007	$8.25	$10.03	36
Natural Gas—1,500 Mmbtu/d	Apr-Dec 2007	$7.25	$10.25	147
Natural Gas—1,500 Mmbtu/d	Jan-Mar 2008	$8.00	$11.29	(42)

				$(2,175)

Swaps:	Period	Fixed price	Fair value at June 30, 2006
			(in thousands)
Crude Oil—250 Bbl/d	2006	$62.00	$(614)
Crude Oil—185 Bbl/d	2006	$61.00	(487)
Crude Oil—250 Bbl/d	2007	$65.30	(926)
Crude Oil—140 Bbl/d	2007	$74.10	(94)
Propane—5,000 Gal/d	2006	$1.08	(104)
Natural gas	Jun-Oct 2006		18

			$(2,207)

Future purchase / sale contracts:	Period	Average Fixed price	Fair value at June 30, 2006
			(in thousands)
Natural Gas—1.7 million Mmbtu (purchase)	Jul-Oct 2006	$6.07	$(1,349)
Ethane—10.8 million Gallons (sale)	Jul-Oct 2006	$0.61	(910)
Propane—4.9 million Gallons (sale)	Jul-Oct 2006	$1.07	(596)
Other NGLs—4.2 million Gallons (sale)	Jul-Oct 2006	$1.40	(214)

			$(3,069)

			$(7,451)

        The impact of MarkWest Energy's commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Realized gains (losses)—revenue	$(476)	$(251)	$63	$(209)
Unrealized gains (losses)—revenue	(6,425)	11	(6,724)	62
Other comprehensive income—changes in fair value	—	438	—	247
Other comprehensive income—settlement	—	(222)	—	(180)
	June 30, 2006	December 31, 2005
	(in thousands)
Unrealized gains—current asset	$1,131	$—
Unrealized losses—current liability	(7,924)	(728)
Unrealized losses—non-current liability	(658)	—

8.     Incentive Compensation Plans

        Total compensation cost for equity-based pay arrangements was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
MarkWest Energy
Restricted units	$113	$435	$571	$665
MarkWest Hydrocarbon
General partner interests	1,590	808	2,550	1,791
Participation Plan subordinated units	14	(59)	25	(36)

Total compensation cost	$1,717	$1,184	$3,146	$2,420

        The total compensation expense not yet recognized as of June 30, 2006, related to non-vested restricted units is $1.3 million, with a weighted-average remaining vesting period of 2.1 years. The actual compensation expense recognized may differ as expense under liability awards is affected by changes in the fair value.

  MarkWest Energy Partners, L.P. Long-Term Incentive Plan

        The general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of the general partner, as well as employees of its affiliates who perform services for us. The plan consists of restricted units and unit options. It currently permits the grant of awards covering an aggregate of 500,000 common units, comprised of 200,000 restricted units and 300,000 unit options. The Compensation Committee of the general partner's Board of Directors administers the plan.

        Restricted Units. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit. The restricted units vest over a service period of three to four years, although vesting for certain awards accelerates if specific annualized distribution goals are met. During the vesting period, these restricted units are entitled to receive distribution equivalents, which represent cash equal to the amount of distributions made on common units.

        The following is a summary of restricted units issued under the Partnership's Long-Term Incentive Plan:

	Number of units	Weighted-average grant-date fair value
Non-vested at January 1, 2006	38,864	$45.60
Granted	30,293	46.64
Vested	(9,643)	46.44
Forfeited	(895)	45.85

Non-vested at June 30, 2006	58,619	46.00

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted-average grant-date fair value of restricted units granted during the period	$—	$322,605	$1,412,933	$708,599
Total fair value of restricted units vested during the period/total intrinsic value of restricted units settled during the period	—	101,995	447,841	69,025

        During the quarters ended June 30, 2006 and 2005, the Partnership received no proceeds for issuing restricted units, and there were no cash settlements.

        Of the total number of restricted units that vested in the second quarter of 2006 and 2005, the Partnership did not redeem any restricted units for cash. It issued 9,643 common units in 2006. In 2005 the Partnership issued 8,850 common units and acquired 250 more common units in the open market.

        Unit Options.    The Compensation Committee has the authority to make grants of common units under the plan to employees and directors containing such terms as the committee shall determine. Unit options are exercisable over a period determined by the Compensation Committee. Unit options also are exercisable upon a change in control of us, the general partner, MarkWest Hydrocarbon or upon the achievement of specified financial objectives.

        As of June 30, 2006, the Partnership had not granted common unit options.

  MarkWest Hydrocarbon Participation Plan

        MarkWest Hydrocarbon has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under it, the Company sells subordinated units of the Partnership or interests in the Partnership's general partner under a purchase and sale agreement. There is no vesting period or maximum contractual term under the Participation Plan. The Company's capacity to grant further general partner interests is limited by its ownership in the general partner. At June 30, 2006, there were no subordinated units available under this Participation Plan.

        The subordinated units are sold without any restrictions on transfer. Compensation expense is based on changes in the market value of the subordinated units. No subordinated units were sold to employees or directors in 2006 or 2005. MarkWest Hydrocarbon reacquired no subordinated units in 2006 or 2005.

        The interest in the Partnership's general partner is sold with certain put-and-call provisions that allow the individuals to require MarkWest Hydrocarbon to buy back, or require the individuals to sell back their interest in the general partner to MarkWest Hydrocarbon. Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership's general partner undergoes a change of control; (2) additional membership interests are issued that, on a pro forma basis, decrease the distributions to all the then-existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement materially and adversely affects the then-existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates, or (ii) dies, or (iii) retires as a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years. The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3). MarkWest Hydrocarbon can exercise its call option if the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or if there is a change of control. MarkWest Hydrocarbon can exercise its call option if (i) the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or (ii) if there is a change of control of MarkWest or of the Partnership's general partner. For the call option based upon a termination of employment or directorship, MarkWest Hydrocarbon has 12 months following the termination date to exercise its call option. MarkWest Hydrocarbon has agreed to exempt the general partner interests of three present or former directors from the call option based upon a termination of employment or directorship. Additionally, pursuant to the terms of Mr. Semple's employment agreement with MarkWest Hydrocarbon, 66% of his general partner interest has become exempt from the call option based upon a termination of employment or directorship for reasons other than cause, and the remaining 34% will likewise become exempt after November 1, 2006. For the call option based upon a change of control of MarkWest or of the Partnership's general partner, MarkWest Hydrocarbon has 30 days following the change of control to exercise its call option.

        As the formula used to determine the sale and buy-back price is not based on an independent third-party valuation, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right. Compensation expense related to general partner interests is calculated as the difference in the formula value and the amount paid by those individuals. The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests, and is based on the current market value of the Partnership's common units and the current quarterly distributions paid. During the quarters ended June 30, 2006 and 2005, the Company did not receive or distribute any monies for the issuance or repurchase of general partner interests.

9.     Texas Margin Tax

        The Texas legislature recently passed House Bill 3, 79th Leg., 3d C.S. (2006) ("H.B.3") that was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities. The new margin tax also will apply to common entity types that are not currently subject to tax, including general and limited partnerships. The effective date of the margin tax is January 1, 2008, but the tax generally will be imposed on gross margin generated in 2007 and thereafter.

        The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of our income that is generated in Texas beginning in our tax year ending in 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 1.0% of our gross income apportioned to Texas. Imposition of such a tax on us by Texas, reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of $679,000, related to the Partnership's temporary differences that are expected to reverse in future periods when the tax will apply.

10.   Earnings Per Unit

        Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner's interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

        Emerging Issues Task Force Issue No. 03-6 ("EITF 03-6") Participating Securities and the Two-Class Method under FASB Statement No. 128 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-6 provides that the general partner's interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. The application of EITF 03-6 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.

        The following tables set forth the computation of basic and diluted earnings per limited partner unit. The net income available to limited partners and the weighted average to those used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per limited partner unit:
Net income	$14,094	$671	$27,967	$4,936
Less:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	(26)	—	(53)	—
General partner's incentive distribution paid	(2,125)	(1,041)	(3,631)	(1,877)

Sub-total	11,943	(370)	24,283	3,059
Plus:
Participation plan allocation	1,604	763	2,575	1,769

Net income to limited partners	13,547	393	26,858	4,828
Less:
General Partner's 2% interest	(271)	(8)	(537)	(97)

Net income available to limited partners under EITF 03-6	$13,276	$385	$26,321	$4,731

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	12,879	10,643	12,876	10,643
Effect of dilative securities:
Weighted-average of restricted units outstanding	59	34	54	32

Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	12,938	10,677	12,930	10,675

Basic net income per limited partner unit	$1.03	$0.04	$2.04	$0.44

Diluted net income per limited partner unit	$1.03	$0.04	$2.04	$0.44

11.   Related Party Transactions

        Affiliated revenues in the condensed consolidated statements of operations consist of service fees and NGL product sales. Concurrent with the closing of its initial public offering in 2002, the Partnership entered into several contracts with MarkWest Hydrocarbon. Specifically, the Partnership entered into:

  •
  A gas-processing agreement in which MarkWest Hydrocarbon delivers to us for processing all natural gas it receives from third-party producers. MarkWest Hydrocarbon pays us a monthly fee based on volumes delivered.

  •
  A transportation agreement in which MarkWest Hydrocarbon delivers most of its NGLs to us for transportation through the pipeline to the Partnership's Siloam fractionator. MarkWest Hydrocarbon pays us a monthly fee based on the number of gallons delivered to us.

  •
  A fractionation agreement in which MarkWest Hydrocarbon delivers all of its NGLs to us for unloading, fractionation, loading and storage at the Partnership's Siloam facility. MarkWest Hydrocarbon pays us a monthly fee based on the number of gallons delivered to us for fractionation, an annual storage fee and a monthly fee based on the number of gallons of NGLs unloaded.

  •
  A natural gas liquids purchase agreement in which MarkWest Hydrocarbon receives and purchases, and the Partnership delivers and sells, all of the NGL products the Partnership produces pursuant to the Partnership's gas- processing agreement with a third party. Under the terms of this agreement, MarkWest Hydrocarbon pays us a purchase price equal to the proceeds it receives from the resale of the NGL products to third parties. This contract also applies to any other NGL products the Partnership acquires. The Partnership retains a percentage of the proceeds from the sale of the NGL products it produces pursuant to its agreement with a third party, and remits the balance of the proceeds to this third party.

        Under the Services Agreement with MarkWest Hydrocarbon, MarkWest Hydrocarbon continues to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other services. The Partnership reimburses MarkWest Hydrocarbon monthly for the selling, general and administrative expenses. The Partnership reimbursed MarkWest Hydrocarbon approximately $4.1 million and $2.4 million for the three months ended June 30, 2006 and 2005; and $8.3 million and $4.9 million for the six months ended June 30, 2006 and 2005, respectively.

        The Partnership also reimburses MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses. These expenses totaled $5.6 million and $2.7 million for the three months ended June 30, 2006 and 2005; and $9.9 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively. The Partnership has no employees.

12.   Distribution to Unitholders

        On January 25, 2006, the Partnership declared a cash distribution of $0.82 per common and subordinated unit for the quarter ended December 31, 2005. The $12.3 million distribution included $1.8 million distributed to the general partner, of which $1.5 million related to the general partner incentive distribution rights. It was paid on February 14, 2006, to unitholders of record as of February 8, 2006.

        On April 21, 2006, the Partnership declared a cash distribution of $0.87 per common and subordinated unit for the quarter ended March 31, 2006. The $13.6 million distribution included $2.4 million to be distributed to the general partner, of which $2.1 million related to the general partner incentive distribution rights. It was paid on May 15, 2006, to unitholders of record as of May 5, 2006.

        On July 26, 2006, the Partnership declared a cash distribution of $0.92 per common and subordinated unit for the quarter ended June 30, 2006. The $18.7 million distribution included $3.8 million to be distributed to the general partner, of which $3.4 million related to the general partner incentive distribution rights. It will be paid on August 14, 2006, to unitholders of record as of August 7, 2006.

13.   Commitments and Contingencies

        In the ordinary course of its business MarkWest Energy Partners is subject to a variety of risks and disputes normal to its business and as a party to various legal proceedings. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Partnership; or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices.

        In early 2005 MarkWest Hydrocarbon, Inc., the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al. (filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al., (filed February 8, 2005). in Floyd Circuit Court, Commonwealth of Kentucky Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005, were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Partnership was served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005 in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky, and the cases were consolidated into Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137.

        These actions are for third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004. The pipeline was owned by an unrelated business entity and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. It transports NGLs from the Maytown gas processing plant to the Partnership's Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents. The pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety ("OPS"), and the Partnership continue to investigate the incident. Discovery in the action is underway following the remand back to state court. The trial is scheduled to begin February 5, 2007.

        The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and is coordinating its legal defense with the insurers. At this time, the Partnership believes that it has adequate general liability insurance coverage for third-party property damage and personal injury liability resulting from the incident. The Partnership has settled with several of the claimants for property damage claims (damage to residences and personal property), and reached settlements for some of the personal injury claims. These have been paid for or reimbursed under the Partnership's general liability insurance. As a result, the Partnership has not provided for a loss contingency.

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

        In late June 2006 a Notice of Probable Violation and Proposed Civil Penalty (NOPV) was issued by OPS to both MarkWest Hydrocarbon and the unaffiliated owner of the pipeline, with a proposed penalty in the aggregate amount of $1,070,000. Initial response to the NOPV is not due until at least September 1, 2006, and MarkWest Hydrocarbon is likely going to request an administrative hearing and settlement conference with respect to the NOPV.

        Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These include the Partnership's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. The Partnership has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the policies. The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement. Discovery in the action is continuing.

        On September 27, 2005, a lawsuit captioned C.F. Qualia Operating, Inc. v. MarkWest Pinnacle, L.P., (District Court of Midland, Texas, 385th Judicial District, Case No. CV-45188), was served on a Partnership subsidiary, MarkWest Pinnacle, L.P., with respect to a dispute on volumes of gas purchased by the Partnership. This dispute was fully settled in May 2006 and the action dismissed with prejudice in June 2006.

        The Partnership acquired the Javelina gas processing, transportation and fractionation business located in Corpus Christi, Texas, (the "Javelina Business") on November 1, 2005. Javelina was a party with numerous other defendants to three lawsuits brought by plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Jesus Villarreal v. Koch Refining Co. et al., (Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed April 27, 2005), set forth claims for personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area. The Gonzales action has been settled pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations, it appears at this time that these actions should not have a material adverse impact on the Partnership.

        In the ordinary course of business, the Partnership is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

  Office Lease Obligation

        The Partnership entered into a ten-year office lease and relocated its and MarkWest Hydrocarbon, Inc.'s corporate headquarters to the Park Central Building, located in downtown Denver, Colorado in July 2006. The lease provides for a tenant improvement allowance of up to approximately

$1.8 million through December 31, 2006. A security deposit of $1.0 million was provided in the form of an irrevocable letter of credit. The future minimum lease payments of the new lease are as follows:

Year ending December 31,
2006	$—
2007	927,442
2008	972,138
2009	1,016,834
2010	1,044,769
2011 and thereafter	5,983,677

Total	$9,944,860

        The Partnership's old principal executive office was located in a building leased by MarkWest Hydrocarbon. A portion of the lease cost for that building historically had been allocated to the Partnership. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, MarkWest Hydrocarbon incurred a liability associated with the cancelled lease of $1.25 million, of which $0.8 million was allocated to the Partnership in the second quarter of 2006.

14.   Segment Information

        The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and refinery off-gas; and the gathering and transportation of crude oil. The Partnership processes natural gas in the northeastern and southwestern United States, which it collects from the Appalachian Basin, one of the country's oldest natural gas producing regions, as well as from East Texas, the Gulf Coast and Michigan. Our chief operating decision-maker is our chief executive officer ("CEO"). The CEO reviews the Partnership's discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operation. Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a segment basis. The Partnership's segments are as follows:

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

        The Partnership prepares business segment information in accordance with GAAP (see Note 2), except that certain items below the "Operating Income" line are not allocated to business segments as management does not consider them in its evaluation of business unit performance. In addition, selling, general and administrative expenses and derivative are not allocated to individual business segments. Management evaluates business segment performance based on operating income before selling, general and administrative expenses. Revenues from MarkWest Hydrocarbon are reflected as revenue from Affiliates.

        The tables below present information about operating income for the reported segments for the three and six months ended June 30, 2006 and 2005 (unaudited, in thousands):

Three months ended June 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues:
Unaffiliated parties	$31,591	$47,926	$22,270	$430	$3,288	$18,896	$124,401
Affiliated parties	—	—	—	17,879	—	—	17,879

Total Revenues	31,591	47,926	22,270	18,309	3,288	18,896	142,280
Purchased product costs	10,156	37,022	17,815	10,347	838	—	76,178
Facility expenses	4,278	1,466	1,601	3,474	1,480	3,166	15,465
Depreciation	1,907	739	1,040	898	1,180	1,620	7,384
Amortization	2,074	—	—	—	—	1,953	4,027
Accretion	11	7	5	3	—	—	26

Operating income before selling, general and administrative expenses	$13,165	$8,692	$1,809	$3,587	$(210)	$12,157	$39,200

Capital expenditures	$3,952	$2,486	$2,459	$(207)	$52	$2,056	$10,798
Capital expenditures not allocated to segments							822

Capital expenditures							$11,620

Assets attributable to segments	$323,109	$70,927	$56,882	$51,307	$48,152	$428,880	$979,257
Investment in Starfish							57,211
Fair value of derivative instruments							1,131
Leasehold Improvements(1)							1,442

Total Assets							$1,039,041

Three months ended June 30, 2005 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues:
Unaffiliated parties	$19,112	$43,362	$22,302	$527	$3,191	$—	$88,494
Affiliated parties	—	—	—	14,706	—	—	14,706

Total Revenues	19,112	43,362	22,302	15,233	3,191	—	103,200
Purchased product costs	6,517	38,847	18,987	8,660	851	—	73,862
Facility expenses	2,731	1,146	955	5,113	1,415	—	11,360
Depreciation	1,145	556	878	828	1,169	—	4,576
Amortization	2,061	—	34	—	—	—	2,095
Accretion	7	—	2	—	—	—	9

Operating income before selling, general and administrative expenses	$6,651	$2,813	$1,446	$632	$(244)	$—	$11,298

Capital expenditures	$9,080	$3,012	$1,821	$605	$14	$—	$14,532
Assets attributable to segments	$306,586	$60,134	$58,719	$48,468	$53,397	$—	$527,304
Investment in Starfish							42,009

Total Assets							$569,313

(1)
Leasehold improvements not attributable to segments include tenant improvements for the Partnership's new office lease in downtown Denver, Colorado (Note 13).

Six months ended June 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues:
Unaffiliated parties	$64,079	$110,194	$47,730	$849	$6,485	$33,852	$263,189
Affiliated parties	—	—	—	35,594	—	—	35,594

Total Revenues	64,079	110,194	47,730	36,443	6,485	33,852	298,783
Purchased product costs	23,324	92,347	39,238	20,457	1,609	—	176,975
Facility expenses	7,952	3,545	2,952	6,815	3,083	5,112	29,459
Depreciation	3,718	1,451	2,059	1,738	2,354	3,237	14,557
Amortization	4,147	—	—	—	—	3,896	8,043
Accretion	22	13	10	6	—	—	51

Operating income before selling, general and administrative expenses	$24,916	$12,838	$3,471	$7,427	$(561)	$21,607	$69,698

Segment capital expenditures	$11,648	$4,861	$4,354	$751	$123	$2,221	$23,958
Capital expenditures not allocated to segments(1)							822

Capital expenditures							$24,780

Six months ended June 30, 2005 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues:
Unaffiliated parties	$33,914	$80,651	$40,457	$865	$6,346	$—	$162,233
Affiliated parties	—	—	—	30,511	—	—	30,511

Total Revenues	33,914	80,651	40,457	31,376	6,346	—	192,744
Purchased product costs	10,114	71,322	33,714	17,913	1,584	—	134,647
Facility expenses	5,066	2,074	1,963	8,870	2,718	—	20,691
Depreciation	2,157	1,082	1,694	1,645	2,324	—	8,902
Amortization	4,122	—	68	—	—	—	4,190
Accretion	15	—	4	—	—	—	19

Operating income before selling, general and administrative expenses	$12,440	$6,173	$3,014	$2,948	$(280)	$—	$24,295

Capital expenditures	$21,932	$3,774	$3,154	$1,447	$104	$—	$30,411

(1)
Leasehold improvements not attributable to segments include tenant improvements for the Partnership's new office lease in downtown Denver, Colorado (Note 13).

        Because derivative revenues are not allocated to segments, the following reconciles segment revenues to total revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total segment revenue	$142,280	$103,200	$298,783	$192,744
Derivatives not allocated to segments	(6,901)	(240)	(6,661)	(147)

Total revenue	$135,379	$102,960	$292,122	$192,597

        The following is a reconciliation of operating income before selling, general and administrative expenses to net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total segment operating income before derivatives, selling, general and administrative expenses	$39,200	$11,298	$69,698	$24,295
Derivatives not allocated to segments	(6,901)	(240)	(6,661)	(147)
Selling, general and administrative expenses not allocated to segments	(8,988)	(6,311)	(17,326)	(10,950)

Income from operations	23,311	4,747	45,711	13,198
Earnings from unconsolidated affiliates	1,228	990	2,173	990
Interest income	259	63	479	130
Interest expense	(10,714)	(4,558)	(21,690)	(8,232)
Amortization of deferred financing costs	(826)	(497)	(1,634)	(972)
Miscellaneous income (expense)	1,515	(74)	3,607	(178)

Income before Texas margin tax	14,773	671	28,646	4,936
Texas margin tax	(679)	—	(679)	—

Net income	$14,094	$671	$27,967	$4,936

        Miscellaneous income for the three and six months ended June 30, 2006, includes $1.3 and $3.1 million, respectively, for insurance recoveries related to charges incurred in 2005 from Hurricane Rita.

        In the fourth quarter of 2004 the Partnership received a communication from a customer alleging a measurement or volume discrepancy with the Partnership. Based on the evidence available at that time, the Partnership recorded a contingent liability of approximately $1.9 million. In the first quarter of 2006, after a thorough investigation, management of the Partnership concluded that it was no longer probable that a liability existed with respect to the alleged measurement or volume discrepancy. Accordingly, the $1.9 million accrued liability was reversed to revenue in the first quarter of 2006.

15.   Subsequent Events

  Equity Offering

        On July 6, 2006 the Partnership completed its underwritten public offering of 3.0 million common units (the "Common Unit Offering") at a public offering price of $39.75 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 300,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $127.3 million, after the underwriters' commission and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the term debt under the Partnership Credit Facility.

  Debt Offering

        On July 6, 2006, the Partnership and its subsidiary, MarkWest Energy Finance Corporation completed their private placement of $200 million in aggregate principal amount of 8 1/2% senior notes due 2016 (the "2016 Senior Notes") to qualified institutional buyers. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing

January 15, 2007. The net proceeds from the private placement were approximately $191.2 million, after deducting the initial purchasers' discounts and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering to repay a portion of the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.

  Change in Address of Principal Executive Offices

        In July 2006 we relocated our principal executive office to 1515 Arapahoe Street, Tower 2, Suite 700, Denver, Colorado 80202. Our telephone number is 303-925-9200.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements included in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements. We use words such as "may," "believe," "estimate," "expect," "intend," "project," "anticipate," and similar expressions to identify forward-looking statements.

        These forward-looking statements are made based upon management's expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

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

        This list is not necessarily complete. Other unknown or unpredictable factors could also have material adverse effects on future results. The Partnership does not publicly update any forward-looking statement with new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict.

Overview

        We reported net income of $14.1 million, or $1.03 per diluted limited partner unit, for the three months ended June 30, 2006, compared to net income of $0.7 million, or $0.04 per diluted limited partner unit, for the corresponding period of 2005. The Partnership also reported a net income of $28.0 million, or $2.04 per diluted limited partner unit, for the six months ended June 30, 2006, compared to net income of $4.9 million, or $0.44 per diluted limited partner unit, for the corresponding period of 2005.

        Contributing factors to this increase in net income for the three months ended June 30, 2006, compared to the same period in 2005 were:

  •
  The Gulf Coast segment provided $12.2 million of operating income, from our Javelina acquisition on November 1, 2005.

  •
  Southwest Business Unit (East Texas, Oklahoma and Other Southwest segments) operating income increased by $12.8 million. This resulted from increased gathering volumes on our Carthage, Appleby and Western Oklahoma systems, coupled with higher NGL prices.

  •
  Northeast Business Unit (Appalachia and Michigan segments) operating income increased by $3.0 million, primarily due to increased prices for our Maytown NGLs and reduced trucking expenses, as we have been able to utilize our ALPS pipeline after repairs in 2005.

  •
  Selling, general and administrative expense increased by $2.7 million. 2006 includes a charge to terminate the old headquarters lease; higher non-cash, equity-based compensation expense, primarily due to the Partnership's increased market value; labor costs related to additional personnel to support our growth and strategic objectives; higher insurance premiums; offset in part by reduced professional fees.

  •
  We reported a $6.9 million loss for our 2006/2007 derivative instruments, consistent with our previous announcements that we would not be applying hedge accounting. $6.4 million of the loss was from mark-to-market, which is a non-cash charge that does not impact distributable cash flow. Our 2005 loss was $0.2 million.

  •
  Starfish operations partially restarted late in the fourth quarter of 2005, following Hurricane Rita. Our earnings in unconsolidated affiliate increased $0.2 million. We also recorded an insurance recovery of $1.3 million (included in miscellaneous income).

  •
  Interest expense (including amortization of deferred financing costs, a component of interest expense) was $6.5 million higher in the second quarter of 2006 compared to 2005, attributable to higher debt levels associated with the Javelina and Starfish acquisitions and related financing activities. In addition, we experienced an increase in interest rates during the first quarter.

        On January 25, 2006, the Partnership declared a cash distribution of $0.82 per common and subordinated unit for the quarter ended December 31, 2005. The $12.3 million distribution included $1.8 million distributed to the general partner, of which $1.5 million related to the general partner incentive distribution rights. It was paid on February 14, 2006, to unitholders of record as of February 8, 2006.

        On April 21, 2006, the Partnership declared a cash distribution of $0.87 per common and subordinated unit for the quarter ended March 31, 2006. The $13.6 million distribution included $2.4 million to be distributed to the general partner, of which $2.1 million related to the general partner incentive distribution rights. It was paid on May 15, 2006, to unitholders of record as of May 5, 2006.

        On July 26, 2006, the Partnership declared a cash distribution of $0.92 per common and subordinated unit for the quarter ended June 30, 2006. The $18.7 million distribution included $3.8 million to be distributed to the general partner, of which $3.4 million related to the general partner incentive distribution rights. It will be paid on August 14, 2006, to unitholders of record as of August 7, 2006.

  Our Business

        The Partnership is a Delaware limited partnership formed by MarkWest Hydrocarbon on January 25, 2002, to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business. We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquid products; and the gathering and transportation of crude oil. Our primary business strategy is to grow our business, increase distributable cash flow to our common unitholders, improve financial flexibility and increase our ability to access capital to fund our growth. Since our initial public offering in May 2002 we have expanded our operations significantly through a series of acquisitions.

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

  Our Contracts

        We generate the majority of our revenues and net operating margin (defined as revenues less purchased product costs) from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation. We have a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. While all of these services constitute midstream energy operations, we provide services under the following different types of arrangements:

  •
  Fee-based arrangements: Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue we earn from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices. In certain cases, our arrangements provide for minimum annual payments. If a sustained decline in commodity prices were to result in a decline in volumes, however, our revenues from these arrangements would be reduced.

  •
  Percent-of-proceeds arrangements: Under percent-of-proceeds arrangements, we gather and process natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, we deliver an agreed-upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices. Generally, under these types of arrangements our revenues and gross margins increase as natural gas, condensate prices and NGL prices increase, and our revenues and net operating margins decrease as natural gas and NGL prices decrease.

  •
  Percent-of-index arrangements: Under percent-of-index arrangements, we purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. We then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price. With respect to (1) and (3) above, the net operating margins we realize under the arrangements decrease in periods of low natural gas prices because these net operating margins are based on a percentage of the index price. Conversely, our net operating margins increase during periods of high natural gas prices.

  •
  Keep-whole arrangements: Under keep-whole arrangements, we gather natural gas from the producer, process the natural gas and sell the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas. Accordingly, under these arrangements our revenues and net operating margins increase as the price of condensate and NGLs increases relative to the price of natural gas, and decrease as the price of natural gas increases relative to the price of condensate and NGLs.

  •
  Settlement margin: Typically, we are allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed-line losses. To the extent our gathering systems are operated more efficiently than specified per contract allowance, we are entitled to retain the difference for our own account.

        In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common and other market factors. Any change in mix will influence our financial results.

        As of June 30, 2006, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 50%, as measured in volumes, of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment. Because of our ability to operate the Arapaho plant in several recovery modes, including turning it off, coupled with the additional fees provided for in the gas gathering contracts, our overall keep-whole contract exposure is limited to a small portion of the operating costs of the plant. For the three and six months ended June 30, 2006, approximately 7.6% of East Texas inlet volumes were processed pursuant to keep-whole contracts.

        Management evaluates contract performance on the basis of net operating margin (a "non-GAAP" financial measure), which is defined as income (loss) from operations, excluding facility expense, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement. These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with United States GAAP. Our usage of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.

        For the six months ended June 30, 2006, we generated the following percentages of our revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenues	13%	36%	17%	34%	100%
Net operating margin	31%	51%	10%	8%	100%

(1)
Includes other types of arrangements tied to NGL prices.

(2)
Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)
Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

        Management also uses "net operating margin" (a non-GAAP measure) as a unit of performance measurement. We calculate net operating margin by starting with net income from operations, plus facility costs, plus selling, general and administrative costs, plus depreciation, plus amortization, plus impairments, plus accretion of asset retirement obligation. The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$135,379	$102,960	$292,122	$192,597
Purchased product costs	76,178	73,862	176,975	134,647

Net operating margin	59,201	29,098	115,147	57,950
Facility expenses	15,465	11,360	29,459	20,691
Selling general and administrative	8,988	6,311	17,326	10,950
Depreciation	7,384	4,576	14,557	8,902
Amortization of intangible assets	4,027	2,095	8,043	4,190
Accretion of asset retirement obligations	26	9	51	19

Income from operations	$23,311	$4,747	$45,711	$13,198

  Impact of Recent Acquisitions on Comparability of Financial Results

        In reading the discussion of our historical results of operations, you should be aware of the impact of our recent acquisitions, which fundamentally affect the comparability of our results of operations over the periods discussed.

        Since our initial public offering, we have completed eight acquisitions for an aggregate purchase price of approximately $795 million. The following table sets forth information regarding each of these acquisitions:

Name	Assets	Location	Consideration	Closing Date
			(in millions)
Javelina(1)	Gas processing and fractionation facility	Corpus Christi, TX	$398.8	November 1, 2005
Starfish(2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	$41.7	March 31, 2005
East Texas	Gathering system and gas procession assets	East Texas	$240.7	July 30, 2004
Hobbs	Natural gas pipeline	New Mexico	$2.3	April 1, 2004
Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	$21.3	December 18, 2003
Western Oklahoma	Gathering system	Western Oklahoma	$38.0	December 1, 2003
Lubbock Pipeline	Natural gas pipeline	West Texas	$12.2	September 2, 2003
Pinnacle	Natural gas pipelines and gathering systems	East Texas	$39.9	March 28, 2003

(1)
Includes approximately $20.2 million in cash acquired.

(2)
Represents a 50% non-controlling interest.

  Our Relationship with MarkWest Hydrocarbon, Inc.

        We were formed by MarkWest Hydrocarbon to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. For the six months ended June 30, 2006, it accounted for 12% of our revenues and 13% of our net operating margin. This represents a decrease from the six months ended June 30, 2006, when MarkWest Hydrocarbon accounted for 16% of our revenues and 22% of our net operating margin. We expect to continue deriving a significant portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future; however, the percentage of our revenues and net operating margins will likely continue to decline as our other businesses grow. As of June 30, 2006, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 21% interest in the Partnership, consisting of 1,633,334 subordinated units, 836,162 common units and a 2% interest in the Partnership.

        Following our equity offering of 3.3 million new common units in July 2006 (see Note 15), MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 17% interest in the Partnership, consisting of 1,633,334 subordinated units, 836,162 common units and a 2% general partner interest in the Partnership.

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

Results of Operations

  Operating Data

	Three months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005	% Change
Southwest:
East Texas
Gathering systems throughput (Mcf/d)	375,000	323,000	16.1%	360,000	305,000	18.0%
NGL product sales (gallons)	40,461,000	26,222,000	54.3%	75,897,000	50,596,000	50.0%
Oklahoma
Foss Lake gathering systems throughput (Mcf/d)	84,500	70,000	20.7%	86,100	69,000	24.8%
Arapaho NGL product sales (gallons)	19,615,000	16,457,000	19.2%	38,032,000	31,674,000	20.1%
Other Southwest
Appleby gathering systems throughput (Mcf/d)	33,600	32,000	5.0%	33,600	30,000	12.0%
Other gathering systems throughput (Mcf/d)	21,900	16,000	36.9%	20,500	17,000	20.6%
Lateral throughput volumes (Mcf/d)	93,600	91,000	2.9%	71,500	72,000	(0.7)%
Northeast:
Appalachia(1)
Natural gas processed for a fee (Mcf/d)	197,000	192,000	2.6%	201,000	200,000	0.5%
NGLs fractionated for a fee (Gal/day)	450,000	421,000	6.9%	450,000	441,000	2.0%
NGL product sales (gallons)	10,468,000	10,154,000	3.1%	20,951,000	20,919,000	0.2%
Michigan:
Natural gas processed for a fee (Mcf/d)	5,800	6,800	(14.7)%	5,200	6,900	(24.6)%
NGL product sales (Mcf/d)	1,394,000	1,493,000	(6.6)%	2,843,000	3,056,000	(7.0)%
Crude oil transported for a fee (Bbl/d)	14,900	14,200	4.9%	14,600	14,200	2.8%
Gulf Coast(2):
Natural gas processed for a fee (Mcf/d)	130,000	NA	NA	125,000	NA	NA
NGLs fractionated for a fee (Gal/day)	1,128,000	NA	NA	1,086,000	NA	NA

(1)
Includes throughput from our Kenova, Cobb, and Boldman processing plants.

(2)
We acquired the Javelina system (Gulf Coast) on November 1, 2005.

Segment Reporting

        Segments.    We have six segments, based on geographic areas of operations, described below.

  Southwest Business Unit

  •
  East Texas.    We own the East Texas System, consisting of natural gas gathering system pipelines, centralized compressor stations, and a natural gas processing facility and NGL pipeline. The East Texas System is located in Panola, Harrison and Rusk Counties and services the Carthage Field, one of Texas' largest onshore natural gas fields. Producing formations in Panola County consist of the Cotton Valley, Pettit and Travis Peak formations, which together form one of the largest natural gas producing regions in the United States. The Carthage Field has an estimated 18 Tcf of remaining recoverable reserves and cumulative historical production in excess of 12 Tcf.

  •
  Oklahoma.    We own the Foss Lake gathering system and the Arapaho gas processing plant, located in Roger Mills, Custer and Ellis counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant. After processing, the residue gas is delivered to a third-party pipeline and natural gas liquids are sold to a single customer.

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

  Northeast Business Unit

  •
  Appalachia.    We are the largest processor of natural gas in the Appalachian Basin, with fully integrated processing, fractionation, storage and marketing operations. The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. Our Appalachian assets include five natural gas processing plants, an NGL pipeline, an NGL fractionation plant and two caverns for storing propane.

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

        On March 31, 2005, the Partnership acquired a 50% non-operating membership interest in Starfish Pipeline Company, LLC, ("Starfish"), whose assets are located in the Gulf of Mexico and southwestern Louisiana, from an affiliate of Enterprise Products Partners L.P. for $41.7 million. Because Starfish is a joint venture with Enbridge Offshore Pipelines LLC, which the Partnership accounts for using the equity method, the financial results for Starfish are included in equity from earnings from unconsolidated affiliates and are not included in the Gulf Coast Business Unit results.

        The following summarizes the percentage of our revenue and net operating margin generated by our assets, by segment, for the six months ended June 30, 2006:

	E. Texas	Oklahoma	Other SW	Appalachia	Michigan	Gulf Coast	Total
Revenues	22%	37%	16%	12%	2%	11%	100%
Net operating margin	33%	15%	7%	13%	4%	28%	100%

Three months ended June 30, 2006, Compared to three months ended June 30, 2005

East Texas

	Three months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$31,591	$19,112	$12,479	65%
Operating expenses:
Purchased product costs	10,156	6,517	3,639	56%
Facility expenses	4,278	2,731	1,547	57%
Depreciation	1,907	1,145	762	67%
Amortization of intangible assets	2,074	2,061	13	1%
Accretion of asset retirement obligations	11	7	4	57%

Total operating expenses before selling, general and administrative expenses	18,426	12,461	5,965	48%

Operating income before selling, general and administrative expenses	$13,165	$6,651	$6,514	98%

        Revenues:    Revenues increased $12.5 million, or 65%, during the three months ended June 30, 2006, relative to the comparable period in 2005. The increase was due to our Carthage gas plant beginning operations on January 1, 2006; the start-up of several new gathering expansions, the largest gathering expansion was placed in service on March 1, 2006; two new contracts being added in July 2005; and increased condensate volumes and prices over the same period a year ago.

        Purchased Product Costs:    Purchased product costs increased $3.6 million, or 56%, during the three months ended June 30, 2006, relative to the comparable period in 2005, primarily due to the start-up of the Carthage gas plant and the Blocker gathering system.

        Facility Expenses:    Facility expenses increased $1.5 million, or 57%, during the three months ended June 30, 2006, relative to the comparable period in 2005. These expenses were higher largely due to startup of the new Carthage gas plant and Blocker gathering system, including the related labor and property taxes.

        Depreciation:    Depreciation expense increased $0.8 million, or 67%, during the three months ended June 30, 2006, relative to the comparable period in 2005, mainly due to the new Carthage gas plant and Blocker gathering system.

Oklahoma

	Three months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$47,926	$43,362	$4,564	11%
Operating expenses:
Purchased product costs	37,022	38,847	(1,825)	(5)%
Facility expenses	1,466	1,146	320	28%
Depreciation	739	556	183	33%
Accretion of asset retirement obligations	7	—	7	NA

Total operating expenses before selling, general and administrative expenses	39,234	40,549	(1,315)	(3)%

Operating income before selling, general and administrative expenses	$8,692	$2,813	$5,879	209%

        Revenues:    Revenues increased $4.6 million, or 11%, during the three months ended June 30, 2006, relative to the comparable period in 2005. The increase is mostly attributed to an increase in condensate sales ($6.0 million), driven by a significant increase in condensate prices, and increased gathering fees ($0.4 million). This was offset by a decrease in processing volumes ($1.8 million).

        Purchased Product Cost:    Purchased product costs decreased $1.8 million, or 5%, during the three months ended June 30, 2006, relative to the comparable period in 2005, primarily due to a decrease in natural gas volumes and price.

        Facility Expenses:    Facility expenses increased $0.3 million, or 28%, during the three months ended June 30, 2006, relative to the comparable period in 2005, mostly due to additional compression expenses.

        Depreciation:    Depreciation expense increased $0.2 million, or 33%, during the three months ended June 30, 2006, relative to the comparable period in 2005, due to capital placed in service to accommodate growing gathering systems and new well connects.

Other Southwest

	Three months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$22,270	$22,302	$(32)	0%
Operating expenses:
Purchased product costs	17,815	18,987	(1,172)	(6)%
Facility expenses	1,601	955	646	68%
Depreciation	1,040	878	162	18%
Amortization of intangible assets	—	34	(34)	(100)%
Accretion of asset retirement obligations	5	2	3	NA

Total operating expenses before selling, general and administrative expenses	20,461	20,856	(395)	(2)%

Operating income before selling, general and administrative expenses	$1,809	$1,446	$363	25%

        Revenues:    Revenues decreased less than 1% during the three months ended June 30, 2006, relative to the comparable period in 2005. Favorable condensate sales and gathering fees, as compared to the prior period, were offset by a decrease in natural gas sales resulting from contractual changes.

        Purchased Product Costs:    Purchased product costs decreased $1.2 million, or 6%, during the three months ended June 30, 2006, relative to the comparable period in 2005, primarily due to contractual changes, the shut-in of a gathering system, and the sale of two gathering systems in early 2006, which were included in 2005 but not in 2006.

        Facility Expenses:    Facility expenses increased $0.6 million, or 68%, during the three months ended June 30, 2006, relative to the comparable period in 2005. The increase is primarily a result of additional compressor maintenance and an increase in system operating expenses, primarily at Appleby.

        Depreciation:    Depreciation expense increased $0.2 million, or 18%, during the three months ended June 30, 2006, relative to the same period in 2005, primarily due to new compressor assets placed in service in 2006.

Appalachia

	Three months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues:
Unaffiliated	$430	$527	$(97)	(18)%
Affiliated	17,879	14,706	3,173	22%

Total revenues	18,309	15,233	3,076	20%

Operating expenses:
Purchased product costs	10,347	8,660	1,687	19%
Facility expenses	3,474	5,113	(1,639)	(32)%
Depreciation	898	828	70	8%
Accretion of asset retirement obligations	3	—	3	NA

Total operating expenses before selling, general and administrative expenses	14,722	14,601	121	1%

Operating income before selling, general and administrative expenses	$3,587	$632	$2,955	468%

        Revenues:    Revenues increased $3.1 million, or 20%, during the three months ended June 30, 2006, relative to the comparable period in 2005. The increase was due to higher prices and production volumes at our Maytown facility. Revenues also benefited from increased gas volumes at Kenova and Cobb, and increased liquid volumes at Kenova, Cobb, and Boldman.

        Purchased Product Costs:    Purchased product costs increased $1.7 million, or 19%, during the three months ended June 30, 2006, relative to the comparable period in 2005. The rise in costs is attributed to increases in both prices and volumes at Maytown, as mentioned above. Reduced trucking expenses offset the increase as we have been able to utilize our ALPS pipeline after repairs incurred in 2005.

        Facility Expenses:    Facility expenses decreased $1.6 million, or 32%, during the three months ended June 30, 2006, relative to the comparable period in 2005. These expenses were higher in 2005 due to costs incurred to repair the ALPS pipeline.

        Depreciation:    Depreciation expense increased 8% during the three months ended June 30, 2006, relative to the comparable period in 2005, primarily due to increased capitalized leasehold improvements associated with repairs to the ALPS pipeline.

Michigan

	Three months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$3,288	$3,191	$97	3%
Operating expenses:
Purchased product costs	838	851	(13)	(2)%
Facility expenses	1,480	1,415	65	5%
Depreciation	1,180	1,169	11	1%

Total operating expenses before selling, general and administrative expenses	3,498	3,435	63	2%

Operating loss before selling, general and administrative expenses	$(210)	$(244)	$34	(14)%

        Revenues:    Revenues increased 3% during the three months ended June 30, 2006, relative to the comparable period in 2005, principally due to an increase in product prices at our processing facility.

        Purchased Product Costs:    Purchased product costs decreased 2% during the three months ended June 30, 2006, relative to the comparable period in 2005, mostly due to reduced processing volumes.

        Facility Expenses:    Facility expenses increased 5% during the three months ended June 30, 2006, relative to the comparable period in 2005, primarily due to higher processing and treating fees at our processing facility.

        Depreciation.    Depreciation expense increased 1% during the three months ended June 30, 2006, relative to the comparable period in 2005, mostly due to additional vehicles purchased during the period.

        Given the continuing losses and moderately positive cash flows relating to the Michigan assets, management continues to consider alternatives for these assets. As a result, we are evaluating different options and potential impairments.

Gulf Coast

	Three months ended June 30,
			$ Change	% Change
	2006	2005
	(in thousands)
Revenues	$18,896	$—	NA	NA
Operating expenses:
Facility expenses	3,166	—	NA	NA
Depreciation	1,620	—	NA	NA
Amortization of intangible assets	1,953	—	NA	NA

Total operating expenses before selling, general and administrative expenses	6,739	—	NA	NA

Operating income before selling, general and administrative expenses	$12,157	$—	NA	NA

        The increase in the above categories is the result of our acquisition of Javelina in November 2005.

Consolidated Financial Information

	Three months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Total segment operating income	$39,200	$11,298	$27,902	247%
Derivatives not allocated to segments	(6,901)	(240)	(6,661)	2,775%
Selling, general and administrative	(8,988)	(6,311)	(2,677)	42%

Income from operations	23,311	4,747	18,564	391%
Equity in earnings from unconsolidated affiliates	1,228	990	238	24%
Interest income	259	63	196	311%
Interest expense	(10,714)	(4,558)	(6,156)	135%
Amortization of deferred finance costs	(826)	(497)	(329)	66%
Miscellaneous income (expense)	1,515	(74)	1,589	2,147%

Income before Texas margin tax	$14,773	$671	$14,102	2,102%
Texas margin tax (Note 14)	(679)	—	(679)	NA

Net income	$14,094	$671	$13,423	2,000%

        Derivatives:    Loss from derivatives, a component of revenue not allocated to segments, increased $6.7 million, or 2,775%, due to increased use of derivative instruments for which, consistent with previous announcements, we have not elected to adopt hedge accounting treatment. $6.4 million of the 2006 loss was from mark-to-market, which is a non-cash charge that does not impact distributable cash flow.

        Selling, General and Administrative Expense:    Selling, general and administrative expenses increased $2.7 million, or 42%, during the three months ended June 30, 2006, relative to the comparable period in 2005. The increase is due to a one-time charge to terminate the old headquarters lease of $0.9 million; higher non-cash, equity-based compensation expense of $0.6 million, primarily due to the Partnership's increased market value; labor costs related to additional personnel to support our growth and strategic objectives of $1.5 million; and higher insurance premiums of $0.7 million. These increases were offset in part by a decrease in professional fees of $0.9 million, due primarily to the majority of our audit work being completed in the first quarter of 2006, compared to extended timing in 2005.

        Equity in Earnings from Unconsolidated Affiliates:    Equity in earnings from unconsolidated affiliates is primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. For internal reporting purposes, our equity investment in Starfish is managed within our Gulf Coast Business Unit. During the three months ended June 30, 2006, our equity in earnings from unconsolidated affiliates increased $0.2 million, or 24%, due to Starfish adding a lateral pipeline during the quarter, but offset by Hurricane Rita repairs.

        Interest Income:    Interest income increased $0.2 million during the three months ended June 30, 2006, relative to the comparable period in 2005, primarily due to an increase in interest earned on marketable securities.

        Interest Expense and Amortization of Deferred Financing Costs (a component of interest expense): Interest and amortization expense increased $6.5 million, or 128%, during the three months ended June 30, 2006, relative to the comparable period in 2005, primarily due to increased debt levels resulting from the financing of our November 2005 Javelina acquisition and higher interest rates. The increase in the amortization relative to the comparable period in 2005 is attributable to deferred financing costs associated with our debt refinancing completed in the fourth quarter of 2005. Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

        Miscellaneous Income (Expense):    The Partnership recognized a $1.3 million gain in the second quarter of 2006 from insurance proceeds recovered from damages that occurred as a result of Hurricane Rita.

        Texas Margin Tax:    Texas passed a Texas margin tax law that causes the Partnership to be subject to an entity-level tax on the portion of our income that is generated in Texas. We recorded a deferred tax liability of $0.7 million, related to the Partnership's temporary differences that are expected to reverse in future periods.

Six months ended June 30, 2006, compared to six months ended June 30, 2005

East Texas

	Six months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$64,079	$33,914	$30,165	89%
Operating expenses:
Purchased product costs	23,324	10,114	13,210	131%
Facility expenses	7,952	5,066	2,886	57%
Depreciation	3,718	2,157	1,561	72%
Amortization of intangible assets	4,147	4,122	25	1%
Accretion of asset retirement obligations	22	15	7	47%

Total operating expenses before selling, general and administrative expenses	39,163	21,474	17,689	82%

Operating income before selling, general and administrative expenses	$24,916	$12,440	$12,476	100%

        Revenues:    Revenues increased $30.2 million, or 89%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase was due to our Carthage gas plant beginning operations on January 1, 2006; the start-up of the Blocker gathering system on March 1, 2006; two new contracts being added in July 2005; and increased condensate volumes and prices over the same period a year ago. Additionally, a $1.9 million accrued liability was reversed to revenue in the first quarter of 2006. Revenues also increased due to a contract converting from a gathering agreement to a gas purchase agreement in May 2005. Under such agreements, we purchase gas from a customer and then turn around and sell that gas at essentially the same gas price. These transactions cause an increase in both revenues and purchases.

        Purchased Product Costs:    Purchased product costs increased $13.2 million, or131%, during the six months ended June 30, 2006, relative to the comparable period in 2005, primarily due to the start-up of the Carthage gas plant and the Blocker gathering system. Additionally, the conversion in May 2005 of a contract from a gathering agreement to a gas purchase agreement increased purchase product costs.

        Facility Expenses:    Facility expenses increased $2.9 million, or 57%, during the six months ended June 30, 2006, relative to the comparable period in 2005. These expenses were higher largely due to startup of the new Carthage gas plant and Blocker gathering system, including the related labor and property taxes.

        Depreciation:    Depreciation expense increased $1.6 million, or 72%, during the six months ended June 30, 2006, relative to the comparable period in 2005, mainly due to the new Carthage Gas Plant and Blocker gathering system.

Oklahoma

	Six months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$110,194	$80,651	$29,543	37%
Operating expenses:
Purchased product costs	92,347	71,322	21,025	29%
Facility expenses	3,545	2,074	1,471	71%
Depreciation	1,451	1,082	369	34%
Accretion of asset retirement obligations	13	—	13	NA

Total operating expenses before selling, general and administrative expenses	97,356	74,478	22,878	31%

Operating income before selling, general and administrative expenses	$12,838	$6,173	$6,665	108%

        Revenues:    Revenues increased $29.5 million, or 37%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase was due primarily to higher volumes, from 30 new well connects in 2006, and higher prices for all products.

        Purchased Product Cost:    Purchased product costs increased $21.0 million, or 29%, during the six months ended June 30, 2006, relative to the comparable period in 2005, primarily as a result of higher inlet volumes and higher natural gas prices.

        Facility Expenses:    Facility expenses increased $1.5 million, or 71%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase is primarily due to additional compression costs, rising facilities expenses, and higher operating taxes.

        Depreciation:    Depreciation expense increased $0.4 million, or 34%, during the six months ended June 30, 2006, relative to the comparable period in 2005, related to additional capital placed in service to accommodate a growing gathering system and new well connects.

Other Southwest

	Six months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$47,730	$40,457	$7,273	18%
Operating expenses:
Purchased product costs	39,238	33,714	5,524	16%
Facility expenses	2,952	1,963	989	50%
Depreciation	2,059	1,694	365	22%
Amortization of intangible assets	—	68	(68)	(100)%
Accretion of asset retirement obligations	10	4	6	NA

Total operating expenses before selling, general and administrative expenses	44,259	37,443	6,816	18%

Operating income before selling, general and administrative expenses	$3,471	$3,014	$457	15%

        Revenues:    Revenues increased $7.3 million, or 18%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase was primarily due to higher volumes on the gathering systems.

        Purchased Product Costs:    Purchased product costs increased $5.5 million, or 16%, during the six months ended June 30, 2006, relative to the comparable period in 2005, primarily due to increased volumes and higher prices on the majority of our gathering systems.

        Facility Expenses:    Facility expenses increased $1.0 million, or 50%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase was primarily a result of additional compressor maintenance and rent expense.

        Depreciation:    Depreciation expense increased $0.4 million, or 22%, during the six months ended June 30, 2006, relative to the same period in 2005, due to the addition of new compressors in 2006 and late 2005.

Appalachia

	Six months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenue
Unaffiliated	$849	$865	$(16)	(2)%
Affiliated	35,594	30,511	5,083	17%

Total revenues	36,443	31,376	5,067	16%

Operating expenses:
Purchased product costs	20,457	17,913	2,544	14%
Facility expenses	6,815	8,870	(2,055)	(23)%
Depreciation	1,738	1,645	93	6%
Accretion of asset retirement obligations	6	—	6	NA

Total operating expenses before selling, general and administrative expenses	29,016	28,428	588	2%

Operating income before selling, general and administrative expenses	$7,427	$2,948	$4,479	152%

        Revenues:    Total revenues increased $5.1 million, or 16%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase was primarily a result of higher sales prices for our Maytown natural gas liquids in 2006. Higher gas and liquid volumes at the Cobb Plant and higher liquids volumes at the Boldman plant also contributed to the increase, however, such results are offset slightly by lower liquid volumes at Kenova and lower gas volumes at Boldman.

        Purchased Product Costs:    Purchased product costs increased $2.5 million, or 14%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The rise in costs is primarily a result of higher product prices. The increase was partially offset by reduced trucking expenses, as we have been able to utilize our ALPS pipeline after repairs in 2005.

        Facility Expenses:    Facility expenses decreased $2.1 million, or 23%, during the six months ended June 30, 2006, relative to the comparable period in 2005. These expenses were higher in 2005 due to costs incurred to repair the ALPS pipeline.

        Depreciation:    Depreciation expense increased $0.1 million, or 6%, during the six months ended June 30, 2006, relative to the comparable period in 2005, due to increased capitalized leasehold improvements associated with the ALPS pipeline.

Michigan

	Six months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$6,485	$6,346	$139	2%
Operating expenses:	—
Purchased product costs	1,609	1,584	25	2%
Facility expenses	3,083	2,718	365	13%
Depreciation	2,354	2,324	30	1%

Total operating expenses before selling, general and administrative expenses	7,046	6,626	420	6%

Operating loss before selling, general and administrative expenses	$(561)	$(280)	$(281)	100%

        Revenues:    Revenues increased $0.1 million, or 2%, during the six months ended June 30, 2006, relative to the comparable period in 2005, principally due an increase in product prices at our processing facility.

        Purchased Product Costs:    Purchased product costs increased 2% during the six months ended June 30, 2006, relative to the comparable period in 2005, which was a result of higher product prices at our processing facility.

        Facility Expenses:    Facility expenses increased $0.4 million, or 13%, during the six months ended June 30, 2006, relative to the comparable period in 2005, primarily due to increased processing and treating fees at our processing facility.

        Depreciation:    Depreciation expense increased 1% during the six months ended June 30, 2006, relative to the comparable period in 2005, mostly due to additional vehicles purchased during the period.

        Given the continuing losses and moderately positive cash flows relating to the Michigan assets, management continues to consider alternatives for these assets. As a result, we are evaluating different options and potential impairments.

Gulf Coast

	Six months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$33,852	$—	NA	NA
Operating expenses:
Facility expenses	5,112	—	NA	NA
Depreciation	3,237	—	NA	NA
Amortization of intangible assets	3,896	—	NA	NA

Total operating expenses before selling, general and administrative expenses	12,245	—	—	NA

Operating income before selling, general and administrative expenses	$21,607	$—	$—	NA

        The increase in the above categories is the result of our acquisition of Javelina in November 2005.

Consolidated Financial Information

	Six months ended June 30,
				% Change
	2006	2005	$ Change
	(in thousands)
Total segment operating income	$69,698	$24,295	$45,403	187%
Derivatives not allocated to segments	(6,661)	(147)	(6,514)	4,431%
Selling, general and administrative	(17,326)	(10,950)	(6,376)	58%

Income from operations	45,711	13,198	32,513	246%
Equity in earnings from unconsolidated affiliates	2,173	990	1,183	119%
Interest income	479	130	349	268%
Interest expense	(21,690)	(8,232)	(13,458)	163%
Amortization of deferred finance costs	(1,634)	(972)	(662)	68%
Miscellaneous income (expense)	3,607	(178)	3,785	2,126%

Income before Texas margin tax	$28,646	$4,936	$23,710	480%
Texas margin tax:	(679)	—	NA

Net income	$27,967	$4,936	$23,031	467%

        Derivatives:    Loss from derivatives, a component of revenue not allocated to segments, increased $6.5 million, or 4,431%, due to increased use of derivative instruments for which, consistent with previous announcements, we have not elected to adopt hedge accounting treatment. $6.7 million of the 2006 loss was from mark-to-market, which is a non-cash charge that does not impact distributable cash flow.

        Selling, General and Administrative Expense:    Selling, general and administrative expenses increased $6.4 million, or 58%, during the six months ended June 30, 2006, relative to the comparable period in 2005. The increase is due to a one-time charge to terminate the old headquarters lease of $0.9 million; higher non-cash, equity-based compensation expense of $0.9 million, primarily due to the Partnership's increased market value; labor costs related to additional personnel to support our growth and strategic objectives of $1.2 million; higher insurance premiums of $2.2 million; and professional services of $0.4 million.

        Equity in earnings from unconsolidated affiliates:    Equity in earnings from unconsolidated affiliates is primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. For internal reporting purposes, our equity investment in Starfish is managed within our Gulf Coast Business Unit. During the six months ended June 30, 2006, our equity in earnings from unconsolidated affiliates increased $1.2 million, or 119%, relative to the comparable period in 2005. The increase was primarily because our 2006 results included Starfish for six months, compared to just three months in 2005 ($0.9 million).

        Interest Income:    Interest income increased $0.3 million, or 268%, during the six months ended June 30, 2006, relative to the comparable period in 2005, primarily due to an increase in interest earned on marketable securities.

        Interest Expense and Amortization of Deferred Financing Costs (a component of interest expense):    Interest and amortization expense increased $14.1 million, or 100%, during the six months ended June 30, 2006, relative to the comparable period in 2005, primarily due to increased debt levels resulting from the financing of our 2005 acquisitions and higher interest rates. The increase in the amortization of deferred financing costs in 2006, relative to the comparable period in 2005, is attributable to costs associated with our debt refinancing completed in the fourth quarter of 2005. Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

        Miscellaneous Income (Expense):    The Partnership recognized a $3.1 million gain from insurance proceeds recovered from damages that occurred as a result of Hurricane Rita.

        Texas Margin Tax:    Texas passed a Texas margin tax law that causes the Partnership to be subject to an entity-level tax on the portion of our income that is generated in Texas. We recorded a deferred tax liability of $0.7 million, related to the Partnership's temporary differences that are expected to reverse in future periods

Liquidity and Capital Resources

        Our primary sources of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions), are cash flows generated by our operations and our access to equity and debt markets. The equity and debt markets, public and private, retail and institutional, have been our principal source of capital used to finance a significant amount of our growth, including acquisitions.

        On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement ("Partnership Credit Facility"). It provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan, which can be repaid at any time without penalty. Under certain circumstances, the Partnership Credit Facility can be increased from $250 million up to $450 million. The credit facility is guaranteed by the Partnership and all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate ("LIBOR"); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Facility's administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership's Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million ("Acquisition Adjustment Period"). Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed above. On June 30, 2006, the available borrowing capacity under the Partnership Credit Facility was $243.7 million.

        Cash generated from operations, borrowings under the Partnership Credit Facility and funds from our private and public equity offerings are our primary sources of liquidity. The timing of our efforts to raise equity in the future, however, will be influenced by our failure to file in a timely manner our Annual Report on Form 10-K for the year ended December 31, 2004, and our quarterly report on Form 10-Q for the quarter ending March 31, 2005. In order to raise capital through a public offering with the SEC, we will not have the ability to incorporate by reference information from our future filings into a new registration statement until October 11, 2006. To raise additional capital through public debt or equity offerings, we are required to file a Form S-1, which is a long-form type of registration statement.

        At June 30, 2006, the Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have $225.0 million in senior notes outstanding, at a fixed rate of 6.875%. The notes mature on November 2, 2014. The proceeds from these notes were used to pay down our outstanding debt under our credit facility in October 2004. Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

        The indenture governing the senior notes due 2014 limits the activity of the Partnership and its restricted subsidiaries. The provisions of such indenture place limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership's restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership's affiliates; sell assets, including equity interests of the Partnership's subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

        On July 6, 2006, the Partnership completed its underwritten public offering of 3.0 million common units (the "Common Unit Offering") at a public offering price of $39.75 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 300,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $127.3 million, after the underwriters' commission and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the term debt under the Partnership Credit Facility.

        On July 6, 2006, the "Partnership and its subsidiary, MarkWest Energy Finance Corporation issued $200,000,000 in aggregate principal amount of 8 1/2% senior notes due 2016 (the "2016 Senior Notes").

        The Senior Notes will mature on July 15, 2016, and interest is payable each July 15 and January 15, commencing January 15, 2007. The Partnership closed this private placement on July 6, 2006. The net proceeds from the private placement were approximately $191.2 million, after deducting the initial purchasers' discounts and legal, accounting and other transaction expenses. The Partnership intends to use the net proceeds from the offering to repay a portion of the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.

        The indenture governing the senior notes due 2016 restricts the Partnership's ability and the ability of certain of its subsidiaries to borrow money, pay distributions or dividends on equity or purchase, redeem or otherwise acquire equity, make investments, use assets as collateral in other transactions, enter into sale and leaseback transactions, sell certain assets or merge with or into other companies, enter into transactions with affiliates, and engage in unrelated businesses. These covenants are subject to a number of important exceptions and qualifications. If at any time when the senior notes are rated investment grade by both Moody's Investors Service, Inc. and Standard & Poor's Rating Services, and no Default (as defined in the Indenture) has occurred and is continuing, many of the covenants will terminate and the Partnership and its subsidiaries will cease be subject to them.

        Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

        The Partnership revised its budget as of June 30, 2006 to $95.2 million for capital expenditures in 2006, exclusive of any acquisitions. As of June 30, 2006, we have $69.8 million remaining in our budget consisting of $68.1 million for expansion capital and $1.7 million for sustaining capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition. Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

  Cash Flow

	Six months ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$78,880	$15,754
Net cash used in investing activities	(46,859)	(73,050)
Net cash provided by (used in) financing activities	(31,033)	46,236

        Net cash provided by operating activities increased $63.1 million during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase was influenced by an increase in net income, offset by an increase in certain non-cash operating expenses, primarily depreciation and amortization for a full year from our East Texas acquisition, and two months from our November acquisition of Javelina. As anticipated, overall our 2006 volumes have been higher than in 2005, and the cash provided by operating activities in 2006 continues to exceed 2005 levels.

        Net cash used in investing activities was lower during the six months ended June 30, 2006, than during the six months ended June 30, 2005, primarily due to our 2005 investment in a 50% non-operating interest in Starfish for $41.7 million, in March of 2005. The Partnership used cash of $24.8 million and $31.4 million for capital expenditures during the six months ended June 30, 2006 and 2005, respectively. In the first half of 2006 we increased our investment in Starfish by $15.9 million. The majority of the investment financed 50% of the purchase of a lateral pipeline acquired by Starfish in May 2006.

        Net cash provided by (used in) financing activities decreased $77.3 million during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The decrease was due primarily to net paydowns from additional long-term debt offset partially by private placement proceeds to fund our acquisitions in 2005. Distributions to unitholders increased to $25.9 million in the first half of 2006, from $19.1 million in the same period of 2005.

Matters Impacting Future Results

        During August and September 2005 Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish Pipeline Company were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. While Starfish has substantially returned to normal operations, several sections of the system have not been fully repaired and returned to operation. We are submitting insurance claims on an on-going basis relating to both business interruption and property damage. We have recorded a $3.1 million in insurance recoveries with respect to our property loss claims, and anticipate continued recovery for expenses and losses incurred as repairs proceed.

        The loss to both offshore and onshore assets resulting from Hurricane Rita has led to substantial insurance claims within the oil and gas industry. Along with other industry participants, we have seen our insurance costs increase substantially within this region as a result of these developments. We have renewed our insurance coverage relating to Starfish during the second quarter and mitigated a portion of the cost increase by reducing our coverage and adding a more broad self-insurance element to our overall coverage.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the period ending December 31, 2005, in Note 2 of the Notes to the Consolidated Financial Statements, and in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

        In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS 155 are not expected to have an impact.

        In March 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. FAS No. 156 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

        In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. the Partnership is evaluating the impact of this new pronouncement on its consolidated financial statements.

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

        We may utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options on the over-the-counter ("OTC") market. The Partnership may also enter into futures contracts traded on the New York Mercantile Exchange ("NYMEX"). Swaps and futures contracts allow us to manage volatility in our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in our physical positions.

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

        The Partnership's primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its margins because losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's physical positions.

        The following table includes information on MarkWest Energy's specific derivative positions at June 30, 2006:

Costless collars:	Period	Floor	Cap	Fair value at June 30, 2006
				(in thousands)
Crude Oil—500 Bbl/d	2006	$57.00	$67.00	$(849)
Crude Oil—250 Bbl/d	2006	$57.00	$67.00	(424)
Crude Oil—205 Bbl/d	2006	$57.00	$65.10	(409)
Crude Oil—78 Bbl/d	2006	$67.50	$77.30	(27)
Crude Oil—155 Bbl/d	2007	$67.50	$78.55	(121)
Crude Oil—250 Bbl/d	2007	$67.50	$79.15	(175)
Crude Oil—200 Bbl/d	2007	$70.00	$75.95	(175)
Propane—20,000 Gal/d	2006	$0.90	$0.99	(737)
Propane—10,000 Gal/d	2006	$0.97	$1.15	(132)
Ethane—22,950 Gal/d	2006	$0.65	$0.80	(198)
Natural Gas—1,575 Mmbtu/d	2006	$8.67	$10.86	803
Natural Gas—1,575 Mmbtu/d	Jan-Mar 2007	$9.00	$12.50	128
Natural Gas—400 Mmbtu/d	2007	$8.25	$10.03	36
Natural Gas—1,500 Mmbtu/d	Apr-Dec 2007	$7.25	$10.25	147
Natural Gas—1,500 Mmbtu/d	Jan-Mar 2008	$8.00	$11.29	(42)

				$(2,175)

Swaps:	Period	Fixed price	Fair value at June 30, 2006
			(in thousands)
Crude Oil—250 Bbl/d	2006	$62.00	$(614)
Crude Oil—185 Bbl/d	2006	$61.00	(487)
Crude Oil—250 Bbl/d	2007	$65.30	(926)
Crude Oil—140 Bbl/d	2007	$74.10	(94)
Propane—5,000 Gal/d	2006	$1.08	(104)
Natural gas	Jun-Oct 2006		18

			(2,207)

Future purchase / sale contracts:	Period	Average Fixed price	Fair value at June 30, 2006
			(in thousands)
Natural Gas—1.7 million Mmbtu (purchase)	Jul-Oct 2006	$6.07	$(1,349)
Ethane—10.8 million Gallons (sale)	Jul-Oct 2006	$0.61	(910)
Propane—4.9 million Gallons (sale)	Jul-Oct 2006	$1.07	(596)
Other NGLs—4.2 million Gallons (sale)	Jul-Oct 2006	$1.40	(214)

			(3,069)

			$(7,451)

        The impact of MarkWest Energy's commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Realized gains—revenue	$(476)	$(251)	$63	$(209)
Unrealized gains (losses)—revenue	(6,425)	11	(6,724)	62
Other comprehensive income—changes in fair value	—	438	—	247
Other comprehensive income—settlement	—	(222)	—	(180)
	June 30, 2006	December 31, 2005
Unrealized gains—current asset	$1,131	$—
Unrealized losses—current liability	(7,924)	(728)
Unrealized losses—non-current liability	(658)	—

        The Partnership entered into the following derivative positions subsequent to June 30, 2006:

Costless Collars	Period	Floor	Cap
Propane—23,000 Gal/d	Jan-Mar 2007	$1.05	$1.28
Propane—30,000 Gal/d	Apr-Dec 2007	$0.96	$1.16
Propane—30,000 Gal/d	Jul-Dec 2007	$0.97	$1.16
Propane—30,000 Gal/d	Oct-Dec 2007	$0.98	$1.18
Crude oil—130 Bbl/d	2007	$70.00	$88.50
Crude oil—120 Bbl/d	2007	$70.00	$86.40
Crude oil—250 Bbl/d	2007	$70.00	$88.25
Swaps	Period	Weighted Average Price
Ethane—50,000 Gal/d (swap)	Jan-Mar 2007	$0.78
Ethane—50,000 Gal/d (put)	Apr-Dec 2007	$0.65

Item 4. Controls and Procedures

        In connection with the preparation of this quarterly report on Form 10-Q, our senior management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

        Throughout the first and second quarters of 2006, we have adopted remedial measures to address the deficiencies in our internal controls that were identified on December 31, 2005 and remained in effect on June 30, 2006.

        Internal Control Environment.    In connection with management's assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of an ongoing material weakness related to our internal control environment. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

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

  •
  We conducted an entity-level risk assessment, established an internal audit plan and began to execute that internal audit plan. Results are reported directly to our general partner's audit committee.

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

        In addition, we are enhancing employee awareness of our Code of Conduct, ethics and anti-fraud policies, including a revised training program that we began to deliver to all employees in the second quarter of 2006. This includes heightened awareness of the ethics hotline availability and access options. We are also conducting a detailed review and re-documentation of all of our internal control processes and will undertake significant internal control design changes to ensure that all internal control objectives are met.

        Risk management and accounting for derivative financial instruments.    In connection with management's assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of an additional material weakness related to our risk management and accounting for derivative financial instruments. We did not have adequate internal controls and processes in place to support our management's assertions with respect to the completeness, accuracy and validity of commodity transactions. The design of internal controls over commodity transactions did not support the independent validation of data or control and review of transaction activity,

        In particular, personnel responsible for executing and entering transactions into commodity accounting systems also had duties that were not compatible with transaction execution and entry. In order to remediate this material weakness, we added the following personnel in July 2005, January and June 2006, respectively:

  •
  Vice President of Risk and Compliance, to oversee and ensure improvements in our commodity transaction verification and monitoring capabilities; and

  •
  Director of Risk Management and staff to establish appropriate verification and monitoring activities associated with our commodity transactions.

  •
  Credit Manager, to establish more robust monitoring and reporting processes around our credit concentrations and risk.

        At the end of the second quarter of 2006, we also segregated our front-office (the transaction personnel), mid-office (the controllers), and back-office (the accountants) processes related to our financial commodity transactions and a portion of our physical trading to ensure that proper segregation of duties exists and that control procedures are carried out by the appropriate groups. We are focused on attaining proper segregation for our remaining physical transaction over the coming months. We are enhancing our risk management policies and procedures related to the review and approval of material purchase or sale contracts that may meet the definition of derivatives. Additionally, we are enhancing our financial analysis around commodity transactions and our reporting to executive management and the board of directors. Finally, we moved the responsibility for credit risk management to the mid-office in the second quarter of 2006.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In the ordinary course of its business MarkWest Energy Partners is subject to a variety of risks and disputes normally incident to its business and as a party to various legal proceedings. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Partnership or for third- party claims of personal and property damage, or that the coverages or levels of insurance it currently has will be available in the future at economical prices.

        In early 2005 MarkWest Hydrocarbon, Inc., the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al.(filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al., (filed February 8, 2005)., in Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005, were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Partnership was served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005, in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky, and the cases were consolidated into Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137.

        These actions are for third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004. The pipeline was owned by an unrelated business entity and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. It transports NGLs from the Maytown gas processing plant to the Partnership's Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to five homes and injuries to some of the residents. The pipeline owner, the U.S. Department of Transportation, Office of Pipeline Safety ("OPS"), and the Partnership continue to investigate the incident. Discovery in the action is underway following the remand back to state court. A date has been set for trial to begin February 5, 2007.

        The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and is coordinating its legal defense with the insurers. At this time, the Partnership believes that it has adequate general liability insurance coverage for third-party property damage and personal injury liability resulting from the incident. The Partnership has settled with several of the claimants for property damage claims (damage to residences and personal property), and reached settlements for some of the personal injury claims. These have been paid for or reimbursed under the Partnership's general liability insurance. As a result, the Partnership has not provided for a loss contingency.

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

        In late June 2006 a Notice of Probable Violation and Proposed Civil Penalty (NOPV) was issued by OPS to both MarkWest Hydrocarbon and the unaffiliated owner of the pipeline, with a proposed penalty of $1,070,000. Initial response to the NOPV is not due until at least September 1, 2006, and MarkWest Hydrocarbon will probably request an administrative hearing and settlement conference.

        Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses. These include the Partnership's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment, products, the extra transportation costs incurred for transporting the liquids while the pipeline was out of service, the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. The Partnership has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the policies. The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement. Discovery in the action is continuing.

        On September 27, 2005, a lawsuit captioned C.F. Qualia Operating, Inc. v. MarkWest Pinnacle, L.P., (District Court of Midland, Texas, 385th Judicial District, Case No. CV-45188), was served on a Partnership subsidiary, MarkWest Pinnacle, L.P., with respect to a dispute on volumes of gas purchased by the Partnership under a gas purchase agreement. This dispute was fully settled in May 2006 and the action dismissed with prejudice in June 2006.

        The Partnership acquired the Javelina gas processing, transportation and fractionation business located in Corpus Christi, Texas (the "Javelina Business") on November 1, 2005. The Javelina Business was a party with numerous other defendants to three lawsuits brought by plaintiffs who had residences or businesses located near the Corpus Christi industrial area that included the Javelina gas processing plant, as well as several petroleum, petrochemical and metal processing and refining operations. These suits, styled Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Jesus Villarreal v. Koch Refining Co. et al., (Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed April 27, 2005), set forth claims for personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area. The Gonzales action has been settled pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations, it appears at this time that these actions should not have a material adverse impact on the Partnership.

        In the ordinary course of business, the Partnership is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

Item 6. Exhibits

10.1	(1)	Lease Agreement dated as of April 19, 2006, between MarkWest Energy Partners, L.P. and Park Central Property, L.L.C.
10.2	+	Gas Processing Agreement dated as of May 10, 2006, between MarkWest Pinnacle, L.P. and Chesapeake Exploration, L.P.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K, filed with the Commission on April 25, 2006.

+
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: August 4, 2006	/s/ FRANK M. SEMPLE Frank M. Semple Chief Executive Officer
Date: August 4, 2006	/s/ NANCY K. MASTEN Nancy K. Masten Senior Vice President and Chief Accounting Officer