Form 10-Q
period 2006-09-30
MARKWEST ENERGY PARTNERS L P
filed 2006-11-07
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Registrant’s telephone number, including area code: 303-925-9200

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of the registrant’s Common and Subordinated Units outstanding at October 18, 2006, were 14,982,569 and 1,200,000 respectively.

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	one British thermal unit, an energy measurement
MmGal	million gallons
Gal/d	gallons per day
Net operating margin (non-GAAP measure)	revenues less purchased product costs
Mcf	thousand cubic feet of natural gas
Mcf/d	thousand cubic feet of natural gas per day
MMBtu	million British thermal units, an energy measurement
MMcf/d	one million cubic feet of natural gas per day
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,599	$20,105
Receivables, net of allowances of $188 and $151, respectively	82,564	110,038
Receivables from affiliate	3,921	7,940
Inventories	3,993	3,554
Fair value of derivative instruments	5,947	—
Other assets	4,344	6,861
Total current assets	131,368	148,498

Property, plant and equipment	610,486	567,094
Less: Accumulated depreciation	(95,667)	(74,133)
Total property, plant and equipment, net	514,819	492,961

Other assets:
Investment in Starfish	59,596	39,167
Investment in and advances to equity investee	—	182
Intangibles and other assets, net of accumulated amortization of $19,720 and $7,648 , respectively	335,411	346,496
Deferred financing costs, net of accumulated amortization of $4,974 and $4,424, respectively	16,386	18,463
Fair value of derivative instruments	3,236	—
Other	1,158	326
Total other assets	415,787	404,634
Total assets	$1,061,974	$1,046,093

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$94,519	$102,175
Payables to affiliate	1,941	3,421
Accrued liabilities	26,468	27,492
Fair value of derivative instruments	1,724	728
Current portion of long-term debt	—	2,738
Total current liabilities	124,652	136,554

Long-term debt, net of current portion and original issue discount of $3,217 and $0, respectively	479,654	601,262
Deferred taxes	679	—
Fair value of derivative instruments	522	—
Other liabilities	1,244	1,102
Total liabilities	606,751	738,918

Commitments and contingencies (Note 15)

Capital:
General partner	9,800	6,788
Limited partners:
Common unitholders (14,983 and 11,070 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	444,120	300,882
Subordinated unitholders (1,200 and 1,800 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	1,303	(495)
Total capital	455,223	307,175
Total liabilities and capital	$1,061,974	$1,046,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues:
Unaffiliated parties	$130,293	$114,813	$393,482	$277,046
Affiliates	19,694	16,022	55,288	46,533
Derivative gain (loss)	12,670	(267)	6,009	(414)
Total revenues	162,657	130,568	454,779	323,165

Operating expenses:
Purchased product costs	81,816	98,874	258,791	233,521
Facility expenses	15,505	12,514	44,964	33,205
Selling, general and administrative expenses	13,078	5,322	30,404	16,487
Depreciation	7,905	4,771	22,462	13,673
Amortization of intangible assets	4,029	2,098	12,072	6,288
Accretion of asset retirement obligations	24	117	75	136
Total operating expenses	122,357	123,696	368,768	303,310

Income from operations	40,300	6,872	86,011	19,855

Other income (expense):
Earnings (losses) from unconsolidated affiliates	1,067	(999)	3,240	(9)
Interest income	230	80	709	210
Interest expense	(9,523)	(4,950)	(31,213)	(13,182)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(6,066)	(496)	(7,700)	(1,468)
Miscellaneous income	3,970	95	7,577	132
Income before Texas Margin Tax	29,978	602	58,624	5,538

Texas Margin Tax (Note 11)	—	—	(679)	—
Net income	$29,978	$602	$57,945	$5,538

Interest in net income:
General partner	$(1,198)	$523	$448	$728
Limited partners	$31,176	$79	$57,497	$4,810

Net income per limited partner unit (Note 12):
Basic	$1.65	$0.01	$3.95	$0.45
Diluted	$1.64	$0.01	$3.93	$0.45

Weighted average units outstanding:
Basic	15,945	10,643	13,910	10,642
Diluted	16,003	10,680	13,975	10,676

Distributions declared per common unit	$0.97	$0.82	$2.76	$2.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net income	$29,978	$602	$57,945	$5,538

Other comprehensive income — unrealized gains on commodity derivative instruments accounted for as hedges	—	(191)	—	(124)

Comprehensive income	$29,978	$411	$57,945	$5,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	PARTNERS’ CAPITAL
	Limited Partners
	Common		Subordinated		General
	Units	Amount	Units	Amount	Partner	Total

Balance at December 31, 2005	11,070	$300,882	1,800	$(495)	$6,788	$307,175
Common units issued for vested restricted units	13	637	—	—	—	637
Issuance of units in public offering, net of offering costs	3,300	123,546	—	—	2,526	126,072
Subordinated units converted to common units	600	49	(600)	(49)	—	—
Contributions by MarkWest Energy GP, LLC	—	—	—	—	125	125
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	7,882	7,882
Distributions to partners	—	(31,946)	—	(4,698)	(7,969)	(44,613)
Net income	—	50,952	—	6,545	448	57,945
Balance at September 30, 2006	14,983	$444,120	1,200	$1,303	$9,800	$455,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$57,945	$5,538
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	22,462	13,673
Amortization of intangible assets	12,072	6,288
Amortization of deferred financing costs and original issue discount	7,700	1,468
Accretion of asset retirement obligation	75	136
Restricted unit compensation expense	1,103	900
Participation Plan compensation expense	7,882	2,288
Equity in earnings of unconsolidated affiliates	(3,240)	9
Distributions from equity investment	—	1,849
Unrealized gain on derivative instruments	(7,665)	(68)
Gain on sale of property, plant and equipment	(198)	(36)
Loss on sale of equity investee	26	—
Deferred income taxes	679	—
Other	—	(76)
(Increase) decrease in operating assets and liabilities, net of working capital acquired:
Receivables	22,684	(11,467)
Receivables from affiliates	4,019	1,767
Inventories	(439)	(494)
Other assets	1,685	(109)
Accounts payable and accrued liabilities	(4,802)	7,745
Payables to affiliates	(1,480)	(3,780)
Net cash provided by operating activities	120,508	25,631

Cash flows from investing activities:
Additional Javelina acquisition costs	(6,872)	—
Investment in Starfish	(17,183)	(41,688)
Capital expenditures	(42,965)	(50,183)
Proceeds from sale of equity investee	90	—
Proceeds from sale of property, plant and equipment	376	37
Net cash flows used in investing activities	(66,554)	(91,834)

Cash flows from financing activities:
Proceeds from long-term debt	292,000	97,000
Payments of long-term debt	(416,429)	(11,500)
Payments for debt issuance costs, deferred financing costs and registration costs	(5,615)	(5,096)
Proceeds from private placements, net	5,000	—
Proceeds from public unit offering, net	126,072	—
Contributions by MarkWest Energy GP, LLC	125	405
Distributions to unitholders	(44,613)	(28,824)
Net cash flows provided by (used in) financing activities	(43,460)	51,985

Net increase (decrease) in cash	$10,494	$(14,218)
Cash and cash equivalents at beginning of year	20,105	24,263
Cash and cash equivalents at end of period	$30,599	$10,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited, in thousands)

	Nine months ended September 30
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$23,141	$12,918

Supplemental schedule of non-cash investing and financing activities:
Construction projects in progress	$1,388	$329

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

2.             Basis of Presentation

The Partnership’s unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which we exercise significant influence but do not control, and are not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management’s opinion, we have made all adjustments necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership’s December 31, 2005, Annual Report on Form 10-K/A. Finally, consider that results for the nine months ended September 30, 2006, are not necessarily indicative of results for the full year 2006, or any other future period.

Stock and Incentive Compensation Plans

The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation on January 1, 2006, using the modified prospective method. Prior to adopting SFAS No. 123R, the Partnership elected to measure compensation expense for equity-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.

Under SFAS No. 123R, compensation expense is based on the fair value of the award. SFAS No. 123R classifies stock-based compensation as either equity or liability awards. The fair value on the date of grant for an award classified as equity is recognized over the requisite service period, with a corresponding credit to equity. The requisite service period is the period during which an individual is required to provide service in exchange for an award, which often is the vesting period. The requisite service period is estimated based on an analysis of the terms of the share-based payment award. Compensation expense for a liability award is based on the award’s fair value, remeasured at each reporting date until the date of settlement. Additionally, compensation expense is reduced for an estimate of expected award forfeitures.

Under APB 25, compensation expense is based on the intrinsic value (typically the difference between the equity-based instrument to be received and the cost to acquire that equity-based instrument). APB 25 classified stock-based compensation as either fixed or variable awards. The intrinsic value on the date of grant for an award classified as fixed is recognized over the requisite service period. Compensation expense for variable awards is based on the award’s intrinsic value, remeasured at each reporting date until the date of settlement.

Compensation expense under each plan is included in selling, general and administrative expenses.

MarkWest Energy Partners

Restricted Units

The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan. A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon its vesting or, at the discretion of the

Compensation Committee, the cash equivalent to the value of a common unit. The restricted units are treated as liability awards under SFAS No. 123R, and were treated as variable awards under APB 25.

To satisfy common unit awards, the Partnership will issue new common units, acquire common units in the open market, or use common units already owned by the general partner.

MarkWest Hydrocarbon

Participation Plan

MarkWest Hydrocarbon has entered into arrangements with certain directors and employees under what is referred to as the Participation Plan. Under this plan, MarkWest Hydrocarbon sells subordinated partnership units of the Partnership or interests in the Partnership’s general partner under a purchase and sale agreement. Because the formula used to determine the sale and buy-back price is not based on independent third-party valuation of the underlying equity instrument, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. The subordinated units convert to common units after a holding period; however, management historically has settled some subordinated units for cash when individuals left the Company. Under SFAS 123R, general partner interests are classified as liability awards, while under APB 25 they were classified as variable awards.

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, compensation expense related to services provided by MarkWest Hydrocarbon’s employees and directors recognized under the Participation Plan should be allocated to the Partnership. The allocation is based on the percent of time each employee devotes to the Company. Compensation expense attributable to interests sold to individuals who serve on both the board of MarkWest Hydrocarbon and the Partnership’s board of directors is allocated equally.

3.             Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. We do not believe the adoption of SFAS 155 will have a material impact on the condensed consolidated financial statements of the Partnership.

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December

15, 2006. The Partnership is currently evaluating the impact of FIN 48.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on the condensed consolidated financial statements of the Partnership.

In September 2006 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. The Partnership is currently evaluating the impact of adopting SAB 108 on the condensed consolidated financial statements.

4.             Acquisitions

Javelina Acquisition

On November 1, 2005, the Partnership acquired equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were 40%, 40% and 20%, respectively, owned by subsidiaries of El Paso Corporation, Kerr-McGee Corporation and Valero Energy Corporation. The Partnership paid consideration of $357.0 million, plus $41.8 million for net working capital that included approximately $35.5 million in cash. The Corpus Christi, Texas, gas processing facility treats and processes off-gas from nine local refineries, two of which are owned by Valero Energy Corporation, two by Koch Industries, Inc. and two by Citgo Petroleum Corporation. Constructed in 1989 to recover up to 28,000 Bbl/d of NGLs, the facility currently processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs. The Partnership and the seller negotiated a final settlement of the acquired working capital of $41.8 million, and the final payment of $5.9 million was paid to the sellers in May of 2006 and included in the final purchase price allocation, completed in the second quarter of 2006.

Starfish Joint Venture

On March 31, 2005, the Partnership acquired a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”) from an affiliate of Enterprise Products Partners L.P. for $41.7 million. The Partnership financed this by borrowing $40.0 million from its credit facility during the first quarter of 2005. Starfish is a joint venture with Enbridge Offshore Pipelines LLC, which the Partnership accounts for using the equity method. Starfish owns the FERC-regulated Stingray natural gas pipeline, and the unregulated Triton natural gas gathering system and West Cameron dehydration facility. All of the assets are located in the Gulf of Mexico and southwestern Louisiana.

The Partnership applies the equity method of accounting for its interests in Starfish. Summarized financial information for 100 percent of Starfish is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)

Revenues	$8,907	4,422	$21,486	$15,966
Operating income (loss)	1,979	(1,977)	5,083	1,899
Net income (loss)	2,289	(1,844)	6,921	2,181

Pro Forma Results of Operations

The following table reflects the pro forma consolidated results of operations for the three and nine months ended September 30, 2005, as though the Starfish acquisition and the Javelina acquisition had occurred on January 1, 2005. The actual results for the three and nine months ended September 30, 2006, are included in the accompanying condensed consolidated statement of operations. The pro forma amounts include certain adjustments, including recognition of depreciation based on the allocated purchase price of property and equipment, amortization of customer contracts, amortization of the excess Starfish purchase price over net book value, amortization of deferred financing costs and interest expense.

The pro forma results do not necessarily reflect the actual results that would have occurred had the entities been combined during the period presented, nor does it necessarily indicate the future results of the combined entities.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per unit data)

Revenue	$227,882	$530,446
Net income (loss)	$3,636	$(5,686)
Net income (loss) - limited partners)	$3,052	$(6,189)

Net income (loss) per share - limited partners
Basic	$0.29	$(0.58)
Diluted	$0.29	$(0.58)

Weighted average number of outstanding shares of common stock:
Basic	10,643	10,643
Diluted	10,680	10,676

5.                                    Other Long-Term Assets

	September 30, 2006	December 31, 2005
	(in thousands)
Risk management premium	$832	$—
Other	326	326
	$1,158	$326

Risk management premium

In the third quarter of 2006 the Partnership entered into certain put option contracts on commodities requiring premium payments to secure certain floor prices.  The Partnership paid $0.8 million to the counterparty as a premium on certain long-term put option contracts.  The payment is recorded as a long-term asset (and reclassified to a current asset once the contract is set to expire within one year) and will be amortized through revenue as the puts expire or are exercised.  The contracts are recorded as derivative instruments, so changes in fair value of the contracts are recorded as an unrealized gain or loss.

6.                                         Long-Term Debt

	September 30, 2006	December 31, 2005
	(in thousands)
Term loan, 8.75% interest at December 31, 2005, due December 2010	$45,871	$365,000
Revolver facility, 8.75% interest at December 31, 2005, due December 2010	12,000	14,000
Senior Notes, 6.875% interest, due November 2014	225,000	225,000
Senior Notes, 8.5% interest, net of original issue discount of $3,217, due July 2016	196,783	—
	479,654	604,000
Less: obligations due in one year	—	(2,738)

Total long-term debt	$479,654	$601,262

Partnership Credit Facility

On December 29, 2005, MarkWest Energy Operating Company, L.L.C. (the “Operating Company”), a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan. In July 2006, using proceeds from debt and equity offerings, the Partnership permanently reduced the borrowing capacity of the term loan to $45.9 million.  In October 2006 the Partnership retired the remaining $45.9 million outstanding on the term loan using a portion of the proceeds from the 2016 senior notes (see Note 17).  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate (“LIBOR”); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5 to 1.0%, and b) a rate set by the Facility’s administrative agent, based on the U.S. prime rate. The basis points vary based on the ratio of the Partnership’s Consolidated Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million (“Acquisition Adjustment Period”). For the three and nine months ended September 30, 2006, the weighted average interest rate on the Partnership Credit Facility was 7.74% and 7.19%.

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

The Partnership Credit Facility also contains covenants requiring the Partnership to maintain:

•                                          a ratio of not less than 3.00 to 1.00 of Consolidated EBITDA to consolidated interest expense for any fiscal quarter-end;

•                                          a ratio of not more than 5.25 to 1.00 of total consolidated debt to Consolidated EBITDA for any fiscal quarter-end; and

•                                          a ratio of not more than 3.75 to 1.00 of consolidated senior debt to Consolidated EBITDA for any fiscal quarter-end.

Both the total debt and senior debt ratios contain adjustment clauses providing for greater flexibility during any Acquisition Adjustment Period.

These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Partnership incurs a commitment fee on the unused portion of the credit facility at a rate between 30.0 and 50.0 basis points based upon the ratio of Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility. The revolver portion of the facility matures on December 29, 2010. The Partnership’s Credit Facility also contains provisions requiring prepayments from certain Net Cash Proceeds (as defined in the Partnership Credit Facility) received from certain triggering sales that have not been reinvested within one hundred eighty days.  Equity Offerings (as defined in the Partnership Credit Facility) and loan proceeds in excess of $15.0 million from a Senior Debt Offering as defined in the Partnership Credit Facility. In addition, commencing with the fiscal year ending December 31, 2006, and annually thereafter, the Partnership is required to make a mandatory prepayment equal to fifty percent of Excess Cash Flow within ninety days of each fiscal year end. Excess Cash Flow means quarterly, the amount, not less than zero, equal to consolidated cash flow from operations for such quarter, minus the sum of (i) capital expenditures for such quarter, (ii) principal and interest payments on indebtedness actually made during such quarter and (iii) the Partnership’s distributions made during such quarter.

The Javelina Acquisition (see Note 4) was funded through the fourth amended and restated credit agreement, which provided for a maximum lending limit of $500.0 million for a term of one year and was comprised of a revolving facility of $100.0 million and a $400.0 million term loan. The fourth amended and restated credit agreement had terms similar to the new credit facility. In the fourth quarter of 2005 the Partnership completed two private placement offerings to repay a portion of the borrowed funds.

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

2016 Senior Notes

In July 2006 the Partnership and its subsidiary MarkWest Energy Finance Corporation completed their private placement of $200 million in aggregate principal amount of 8 1/2% senior notes due 2016 (the “2016 Senior Notes”) to qualified institutional buyers. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing January 15, 2007.  In October 2006 the Partnership offered $75.0 million in additional debt securities under this indenture (see Note 17).  The net proceeds from the private placements were approximately $191.2 million and $74.5 million, respectively, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Partnership used a portion of the net proceeds from the offerings to repay the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.  The Partnership has no independent assets or operations.  Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally.  The 2016 notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility.

The indenture governing the Partnership’s 2016 Senior Notes limits the activity of the Partnership and its restricted subsidiaries. Limitations under the indenture include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2016 Senior Notes.  If the Partnership fails to complete the exchange offer in the time provided for in the subscription agreements (January 6, 2007), it will begin incurring an interest rate penalty of 0.5% annually, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer is completed.  Amendment No. 1 to the S-4 registration statement was filed on October 3, 2006, and has not yet been declared effective.

2014 Senior Notes

In October 2004 the Partnership and its subsidiary MarkWest Energy Finance Corporation issued $225.0 million in senior notes at a fixed rate of 6.875%, payable semi-annually in arrears on May 1 and November 1, and commencing on May 1, 2005 (the “2014 Senior Notes”). The 2014 Senior Notes mature on November 2, 2014. The Partnership may redeem some or all of the notes at any time on or after November 1, 2009, at certain redemption prices together with accrued and unpaid interest to the date of redemption. The Partnership may redeem all of the notes at any time prior to November 1, 2009, at a make-whole redemption price. In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a stated redemption price. The Partnership must offer to repurchase the notes at a specified price if it a) sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or b)  experiences specific kinds of changes in control. The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt. The senior notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility. The proceeds from these notes were used to pay down the Partnership’s outstanding debt under its credit facility.  The Partnership has no independent assets or operations.  Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally.  The 2014 notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility.

The indenture governing the Partnership’s senior notes limits the activity of the Partnership and its restricted subsidiaries. Limitations include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

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

The use of derivative instruments may create exposure to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected, requiring market purchases to meet commitments, or (iii) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform. To the extent that the Partnership engages in derivative activities, it may be prevented from realizing the benefits of favorable price changes in the physical market; however, it may be similarly insulated against unfavorable changes in such prices.

The Partnership has a committee comprised of the senior management team that oversees all of the risk management activity and use of derivative instruments.

Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Positive (negative) amounts represent unrealized gains (losses).

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's sales of physical product.  While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical sales, we will experience volatility in reported earnings due to the recording of unrealized gains and losses on our derivative positions that will have no offset.  The volatility in any given period related to unrealized gains or losses can be significant to the overall results of the Partnership, however, we ultimately expect those gains and losses to be offset when they become realized.

The following table includes information on MarkWest Energy’s specific derivative positions at September 30, 2006:

Current asset (liability) mark-to-market positions

Swaps	Contract Period	Fixed Price (1)	Fair Value
			(in thousands)
Propane - 39,662 Gal/d	Oct 2006	$1.09	$150
Propane - 5,000 Gal/d	Oct-Dec 2006	1.08	52

Normal Butane - 9,413 Gal/d	Oct 2006	1.20	34

Natural Gasoline - 16,990 Gal/d	Oct 2006	1.56	150

IsoButane - 7,981 Gal/d	Oct 2006	1.25	31

Ethane - 87,666 Gal/d	Oct 2006	0.61	149
Ethane - 50,000 Gal/d	Jan-Mar 2007	0.78	670

Crude Oil - 435 Bbl/d	Oct-Dec 2006	61.57	(112)
Crude Oil - 250 Bbl/d	Jan-Sep 2007	65.30	(164)
Crude Oil - 140 Bbl/d	Jan-Sep 2007	74.10	233

Natural Gas - 13,888 MMBtu/d	Oct 2006	6.33	(1,207)
			$(14)

Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas	Oct 2006	$(2)
Natural Gas	Nov 2006-Sep 2007	1
		$(1)

Options	Contract Period	Floor	Fair Value
			(in thousands)
Ethane - 50,000 Gal/d	Apr-Jun 2007	$0.65	$384
Ethane - 50,000 Gal/d	Jul-Sep 2007	0.65	419
			$803

Collars (forward sales)	Contract Period	Floor (1)	Cap (1)	Fair Value
				(in thousands)
Propane - 20,000 Gal/d	Oct-Dec 2006	$0.90	$0.99	$(20)
Propane - 10,000 Gal/d	Oct-Dec 2006	0.97	1.15	34
Propane - 23,000 Gal/d	Jan-Mar 2007	1.05	1.28	228
Propane - 30,000 Gal/d	Apr-Jun 2007	0.96	1.16	228
Propane - 30,000 Gal/d	Jul-Sep 2007	0.97	1.16	251

Ethane - 22,950 Gal/d	Oct-Dec 2006	0.65	0.80	86

Crude Oil - 955 Bbl/d	Oct-Dec 2006	57.00	66.59	(95)
Crude Oil - 78 Bbl/d	Oct-Dec 2006	67.50	77.30	30
Crude Oil - 1,105 Bbl/d	Jan-Sep 2007	69.08	82.43	1,327

Natural Gas - 1,575 MMBtu/d	Oct 2006	8.50	10.05	242
Natural Gas - 1,575 MMBtu/d	Nov 2006-Mar 2007	9.00	12.50	656
Natural Gas - 1,500 MMBtu/d	Jan-Mar 2007	7.25	10.25	(124)
Natural Gas - 1,900 MMBtu/d	Jan-Sep 2007	7.46	10.20	592
				$3,435

	Current Total MarkWest Energy Partners			$4,223

(1)             A weighted average is used for grouped positions.

Non-current asset (liability) mark-to-market positions

Swaps	Contract Period	Fixed Price	Fair Value
			(in thousands)
Crude Oil - 250 Bbl/d	Oct-Dec 2007	$65.30	$(82)
Crude Oil - 140 Bbl/d	Oct-Dec 2007	74.10	61
			$(21)

Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas	Oct 2007	$(3)

Options	Contract Period	Floor	Fair Value
			(in thousands)
Ethane - 50,000 Gal/d	Oct-Dec 2007	$0.65	$431

Collars (forward sales)	Contract Period	Floor (1)	Cap (1)	Fair Value
				(in thousands)
Crude Oil - 1,105 Bbl/d	Oct-Dec 2007	69.08	$82.43	$398
Crude Oil - 1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	492
Crude Oil - 275 Bbl/d	Jan-Dec 2008	64.95	73.10	(5)
Crude Oil - 275 Bbl/d	Jan-Dec 2008	64.00	74.85	15
Crude Oil - 1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	469
Crude Oil - 1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	427
Crude Oil - 1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	411
Crude Oil - 1,550 Bbl/d	Jan-Dec 2009	63.04	70.91	(432)

Natural Gas - 1,900 MMBtu/d	Oct-Dec 2007	7.46	10.20	139
Natural Gas - 1,500 MMBtu/d	Jan-Mar 2008	8.00	11.29	118

Propane - 30,000 Gal/d	Oct-Dec 2007	0.98	1.18	275
				$2,307

	Non-Current Total MarkWest Energy Partners			$2,714

(1)             A weighted average is used for grouped positions.

The impact of MarkWest Energy’s commodity derivative instruments on results of operations and financial position are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Realized losses — revenue	$(1,719)	$(273)	$(1,656)	$(482)
Unrealized gains — revenue	14,389	6	7,665	68
Other comprehensive income — changes in fair value	—	111	—	358
Other comprehensive losses — settlement	—	(302)	—	(482)

	September 30, 2006	December 31, 2005
	(in thousands)
Fair value of derivative instruments — current assets	$5,947	$—
Fair value of derivative instruments — non-current assets	3,236	—
Fair value of derivative instruments — current liability	(1,724)	(728)
Fair value of derivative instruments — non-current liability	(522)	—

8.             Equity Offering

On July 6, 2006, the Partnership completed its underwritten public offering of 3.0 million common units (the “Common Unit Offering”) at a public offering price of $39.75 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 300,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of approximately $126.3 million, after the underwriters’ commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the outstanding indebtedness under term debt on the Partnership Credit Facility.

9.              Conversion of Subordinated Units

The Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P., (the “Partnership Agreement”), contains specific provisions for the conversion of subordinated units into common units.  Under the Partnership Agreement, the subordination period ends on the first day of any quarter beginning after June 30, 2009, when certain financial tests (defined in the Partnership Agreement) are met.  However, a portion of the subordinated units may convert earlier into common units on a one-for-one basis if additional financial tests (also defined in the Partnership Agreement) are met.  As a result of satisfying conditions defined in the Partnership Agreement in June 2006, 600,000 subordinated units converted into common units on August 15, 2006.  As of September 30, 2006, there were 1,200,000 subordinated units outstanding.

10.          Incentive Compensation Plans

Total compensation cost for equity-based pay arrangements was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
MarkWest Energy
Restricted units	$536	$235	$1,103	$900

MarkWest Hydrocarbon
General partner interests	5,324	558	7,874	2,349
Participation Plan subordinated units	(17)	(25)	8	(61)
Total compensation cost	$5,843	$768	$8,985	$3,188

The total compensation expense not yet recognized as of September 30, 2006, related to non-vested restricted units is $1.2 million, with a weighted-average remaining vesting period of 1.9 years. The actual compensation expense recognized may differ as expense under liability awards is affected by changes in the fair value.

MarkWest Energy Partners, L.P. Long-Term Incentive Plan

The general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of the general partner, as well as employees of its affiliates who perform services for us. The plan consists of restricted units and unit options. It permits the grant of awards covering an aggregate of 500,000 common units, comprised of 200,000 restricted units and 300,000 unit options. The Compensation Committee of the general partner’s Board of Directors administers the plan.

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

The following is a summary of restricted unit activity issued under the Partnership’s Long-Term Incentive Plan:

	Number of units	Weighted-average grant-date fair value
Non-vested at January 1, 2006	38,864	$45.60
Granted	30,293	46.64
Vested	(13,493)	43.86
Forfeited	(1,598)	45.11
Non-vested at September 30, 2006	54,066	$46.64

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted-average grant-date fair value of restricted units granted during the period	$—	$50,670	$1,412,933	$759,269
Total fair value of restricted units vested during the period / total intrinsic value of restricted units during the period	162,140	11,991	612,513	196,266

During the quarters ended September 30, 2006 and 2005, the Partnership received no proceeds for issuing restricted units, and there were no cash settlements.

Of the total number of restricted units that vested in the third quarter of 2006 and 2005, the Partnership did not redeem any restricted units for cash. It issued 12,993 common units in 2006. In 2005 the Partnership issued 8,850 common units and acquired 250 more common units in the open market.

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

As of September 30, 2006, the Partnership had not granted common unit options.

MarkWest Hydrocarbon Participation Plan

MarkWest Hydrocarbon has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under it, the Company sells subordinated units of the Partnership or interests in the Partnership’s general partner under a purchase and sale agreement. There is no vesting period or maximum contractual term under the Participation Plan. The Company’s capacity to grant further general partner interests is limited by its ownership in the general partner. At September 30, 2006, there were no subordinated units available under this Participation Plan.

The subordinated units are sold without any restrictions on transfer. Compensation expense is based on changes in the market value of the subordinated units. No subordinated units were sold to employees or directors in 2006 or 2005. MarkWest Hydrocarbon reacquired no subordinated units in 2006 or 2005.

The interest in the Partnership’s general partner is sold with certain put-and-call provisions. These require MarkWest Hydrocarbon to buy back, or require the individuals to sell back their interest in the general partner to MarkWest Hydrocarbon. Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership’s general partner undergoes a change of control; (2) additional membership interests are issued that, on a pro forma basis, decrease the distributions to all the then-existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement materially and adversely affects the then-existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates, or (ii) dies, or (iii) retires as a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years. The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3). MarkWest Hydrocarbon can exercise its call option if (i) the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or (ii) if there is a change of control of MarkWest or of the Partnership’s general partner. For the call option based upon a termination of employment or directorship, MarkWest Hydrocarbon has 12 months following the termination date to exercise its call option. MarkWest Hydrocarbon has agreed to exempt the general partner interests of three present or former directors from the call option based upon a termination of employment or directorship. Additionally, pursuant to the terms of Mr. Semple’s employment agreement with MarkWest Hydrocarbon, 66% of his general partner interest has become exempt from the call option based upon a termination of employment or directorship for reasons other than cause, and the remaining 34% likewise became exempt after November 1, 2006. For the call option based upon a change of control of MarkWest or of the Partnership’s general partner, MarkWest Hydrocarbon has 30 days following the change of control to exercise its call option.

As the formula used to determine the sale and buy-back price is not based on an independent third-party valuation, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right. Compensation expense related to general partner interests is calculated as the difference in the formula value and the amount paid by those individuals. The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests, and is based on the current market value of the Partnership’s common units and the current quarterly distributions paid. During the quarters ended September 30, 2006 and 2005, the Company did not receive or distribute any monies for the issuance or repurchase of general partner interests.

11.          Texas Margin Tax

The Texas legislature recently passed House Bill 3, 79th Leg., 3d C.S. (2006) (“H.B.3”) that was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities. The new margin tax also will apply to common entity types that are not currently subject to tax, including general and limited partnerships. The margin tax is effective for all reports due on or after January 1, 2008.  The 2008 report would be completed on the new margin tax base reflecting 2007 activity.

The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 1.0% of our gross income apportioned to Texas. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of $679,000 in the second quarter of 2006, related to the Partnership’s temporary differences that are expected to reverse in future periods when the tax will apply.

12.          Earnings Per Unit

Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

Emerging Issues Task Force Issue No. 03-6 (“EITF 03-6”) Participating Securities and the Two-Class Method under FASB Statement No. 128 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-6 provides that the general partner’s interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. In any accounting period where the Partnership’s aggregate net income exceeds the aggregate distributions for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint.  EITF No. 03-6 does not impact the Partnership’s aggregate distributions for any period, but it can have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership’s aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by the general partner, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.

The following table shows the computation of basic and diluted earnings per limited partner unit, the net income available to limited partners and the weighted average units used to compute diluted net income per limited partner unit for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per unit data)
Numerator for basic and diluted earnings per limited partner unit:
Net income	$29,978	$602	$57,945	$5,538
Less:
General partner’s incentive distribution paid	(3,446)	(1,041)	(7,077)	(2,918)
Sub-total	26,532	(439)	50,868	2,620
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	26	—	79	—
Participation plan allocation	5,307	519	7,882	2,288
Net income before GP interest	31,865	80	58,829	4,908
Less:
General Partner’s 2% interest	(637)	(1)	(1,177)	(98)
Additional earnings allocated to general partners	(4,922)	—	(2,709)	—
Net income available to limited partners (under EITF 03-6)	$26,306	$79	$54,943	$4,810

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	15,945	10,643	13,910	10,642
Effect of dilutive securities:
Weighted-average of restricted units outstanding	58	37	65	34
Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	16,003	10,680	13,975	10,676

Basic net income per limited partner unit	$1.65	$0.01	$3.95	$0.45
Diluted net income per limited partner unit	$1.64	$0.01	$3.93	$0.45

13.          Related Party Transactions

Affiliated revenues in the condensed consolidated statements of operations consist of service fees and NGL product sales. Concurrent with the closing of its initial public offering in 2002, the Partnership entered into several contracts with MarkWest Hydrocarbon. Specifically, the Partnership entered into:

•                                          A gas processing agreement in which MarkWest Hydrocarbon delivers to us for processing all natural gas it receives from third-party producers. MarkWest Hydrocarbon pays us a monthly fee based on volumes delivered.

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

Under the Services Agreement with MarkWest Hydrocarbon, MarkWest Hydrocarbon continues to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other services. The Partnership reimburses MarkWest Hydrocarbon monthly for the selling, general and administrative expenses.  The Partnership reimbursed MarkWest Hydrocarbon approximately $5.4 million and $2.9 million for the three months ended September 30, 2006 and 2005, respectively; and $14.6 million and $7.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The Partnership also reimburses MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses. These expenses totaled $4.8 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively; and $13.2 million and $9.8 million for the nine months ended September 30, 2006 and 2005, respectively. The Partnership has no employees.

14.          Distribution to Unitholders

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

On July 26, 2006, the Partnership declared a cash distribution of $0.92 per common and subordinated unit for the quarter ended June 30, 2006. The $18.7 million distribution included $3.8 million to be distributed to the general partner, of which $3.4 million related to the general partner incentive distribution rights. It was paid on August 14, 2006, to unitholders of record as of August 7, 2006.

On October 25, 2006, the Partnership declared a cash distribution of $0.97 per common and subordinated unit for the quarter ended September 30, 2006. The $20.3 million distribution includes $4.6 million to be distributed to the general partner, of which $4.2 million related to the general partner incentive distribution rights. It will be paid on November 14, 2006, to unitholders of record as of November 3, 2006.

15.          Commitments and Contingencies

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

In early 2005 MarkWest Hydrocarbon,  the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al. (filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al., (filed February 8, 2005) in Floyd Circuit Court, Commonwealth of Kentucky Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005, were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Partnership was served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005 in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky, and the cases were consolidated into Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, Civil Action No. 05-CI-00137.

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

In late June 2006 a Notice of Probable Violation and Proposed Civil Penalty (NOPV) was issued by OPS to both MarkWest Hydrocarbon and the unaffiliated owner of the pipeline, with a proposed penalty in the aggregate amount of $1,070,000. OPS has placed the matter in abeyance through March 2007, pending further discussions and exploration of appropriate settlement and resolution of the NOPV.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These include the Partnership’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. The Partnership has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the policies. The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement. Discovery in the action is continuing.

The Partnership received notice from one of our customers of a potential gas measurement discrepancy and invoice errors, claiming it is owed several hundred thousand MMBtus as a result. The Partnership generally disputes the claims under the facts and under the terms of the contract with the customer, but is in discussions with the customer to evaluate and resolve all issues, and it appears at this time that this claim should not have a material adverse impact on the Partnership.

With regard to the Partnership’s Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action has been settled pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership.

In the ordinary course of business, the Partnership is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Office Lease Obligation

The Partnership entered into a ten-year office lease and relocated its and MarkWest Hydrocarbon, Inc.’s corporate headquarters to the Park Central Building in downtown Denver, Colorado in July 2006. The lease provides for a tenant improvement allowance of up to approximately $1.8 million through December 31, 2006. A security deposit of $1.0 million was provided in the form of an irrevocable letter of credit. The future minimum lease payments of the lease are as follows (in thousands):

Year ending December 31,
2006	$—
2007	927
2008	972
2009	1,017
2010	1,045
2011 and thereafter	5,984
Total	$9,945

The Partnership’s previous principal executive office was located in a building leased by MarkWest Hydrocarbon. A portion of the lease cost for that building historically had been allocated to the Partnership. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, MarkWest Hydrocarbon incurred a liability associated with the cancelled lease of $1.25 million, of which $0.8 million was allocated to the Partnership in the second quarter of 2006.

16.          Segment Information

The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and refinery off-gas; and the gathering and transportation of crude oil. The Partnership processes natural gas in the northeastern and southwestern United States, which it collects from the Appalachian Basin, one of the country’s oldest natural gas producing regions, as well as from East Texas, the Gulf Coast and Michigan. Our chief operating decision-maker is our chief executive officer (“CEO”). The CEO reviews the Partnership’s discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operation. Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a segment basis. The Partnership’s segments are as follows:

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

The Partnership prepares business segment information in accordance with GAAP (see Note 2), except that certain items below the “Operating Income” line are not allocated to business segments as management does not consider them in its evaluation of business unit performance. In addition, selling, general and administrative expenses and derivative gains and losses are not allocated to individual business segments. Management evaluates business segment performance based on operating income before selling, general and administrative expenses. Revenues from MarkWest Hydrocarbon are reflected as revenue from Affiliates.

The tables below present information about operating income for the reported segments for the three and nine months ended September 30, 2006 and 2005.

Three months ended September 30, 2006 (in thousands):

	East		Other			Gulf
	Texas	Oklahoma	Southwest	Appalachia	Michigan	Coast	Total
Revenues:
Unaffiliated parties	$32,036	$53,083	$22,057	$454	$3,523	$19,140	$130,293
Affiliated parties	—	—	—	19,694	—	—	19,694
Total Revenues	32,036	53,083	22,057	20,148	3,523	19,140	149,987

Purchased product costs	9,279	41,898	17,842	11,924	873	—	81,816
Facility expenses	3,797	1,890	1,235	3,563	1,442	3,578	15,505
Depreciation	1,994	760	1,105	914	1,496	1,632	7,901
Amortization	2,073	—	—	—	—	1,956	4,029
Accretion	11	6	4	3	—	—	24
Operating income (loss) before selling, general and administrative expenses and depreciation expense not allocated to segments	$14,882	$8,529	$1,871	$3,744	$(288)	$11,974	$40,712

Capital expenditures	$6,504	$4,448	$4,545	$550	$285	$536	$16,868
Capital expenditures not allocated to segments							1,317
Capital expenditures							$18,185

Assets attributable to segments	$332,136	$72,570	$71,455	$51,435	$47,214	$416,349	$991,159
Investment in Starfish							59,596
Fair value of derivative instruments							9,183
Leasehold Improvements (1)							2,036
Total Assets							$1,061,974

(1)                                  Leasehold improvements not attributable to segments include tenant improvements for the Partnership’s office lease in downtown Denver, Colorado (Note 15).

Three months ended September 30, 2005 (in thousands):

	East		Other			Gulf
	Texas	Oklahoma	Southwest	Appalachia	Michigan	Coast	Total
Revenues:
Unaffiliated parties	$25,912	$55,498	$29,900	$426	$3,077	$—	$114,813
Affiliated parties	—	—	—	16,022	—	—	16,022
Total Revenues	25,912	55,498	29,900	16,448	3,077	—	130,835

Purchased product costs	12,658	49,997	25,439	10,069	711	—	98,874
Facility expenses	2,602	1,375	1,311	5,783	1,443	—	12,514
Depreciation	1,319	642	890	750	1,170	—	4,771
Amortization	2,098	—	—	—	—	—	2,098
Accretion	8	57	14	38	—	—	117
Operating income (loss) before selling, general and administrative expenses	$7,227	$3,427	$2,246	$(192)	$(247)	$—	$12,461

Capital expenditures	$11,956	$4,991	$1,193	$574	$85	$—	$18,799

Assets attributable to segments	$319,467	$72,388	$59,604	$52,421	$52,930	$—	$556,810
Investment in Starfish							42,009
Total Assets							$598,819

Nine months ended September 30, 2006 (in thousands):

	East		Other			Gulf
	Texas	Oklahoma	Southwest	Appalachia	Michigan	Coast	Total

Revenues:
Unaffiliated parties	$96,115	$163,277	$69,787	$1,303	$10,008	$52,992	$393,482
Affiliated parties	—	—	—	55,288	—	—	55,288
Total Revenues	96,115	163,277	69,787	56,591	10,008	52,992	448,770

Purchased product costs	32,603	134,245	57,080	32,381	2,482	—	258,791
Facility expenses	11,749	5,435	4,187	10,378	4,525	8,690	44,964
Depreciation	5,712	2,211	3,164	2,652	3,850	4,869	22,458
Amortization	6,220	—	—	—	—	5,852	12,072
Accretion	33	19	14	9	—	—	75

Operating income (loss) before selling, general and administrative expenses and depreciation expense not allocated to segments	$39,798	$21,367	$5,342	$11,171	$(849)	$33,581	$110,410

Segment capital expenditures	$18,152	$9,309	$8,899	$1,301	$408	$2,757	$40,826
Capital expenditures not allocated to segments							2,139
Capital expenditures							$42,965

(1)                                  Leasehold improvements not attributable to segments include tenant improvements for the Partnership’s new office lease in downtown Denver, Colorado (Note 15).

Nine months ended September 30, 2005 (in thousands):

	East		Other			Gulf
	Texas	Oklahoma	Southwest	Appalachia	Michigan	Coast	Total

Revenues:
Unaffiliated parties	$59,826	$136,149	$70,357	$1,291	$9,423	$—	$277,046
Affiliated parties	—	—	—	46,533	—	—	46,533
Total Revenues	59,826	136,149	70,357	47,824	9,423	—	323,579

Purchased product costs	22,772	121,319	59,153	27,982	2,295	—	233,521
Facility expenses	7,668	3,449	3,273	14,653	4,162	—	33,205
Depreciation	3,475	1,724	2,584	2,396	3,494	—	13,673
Amortization	6,220	—	68	—	—	—	6,288
Accretion	24	57	17	38	—	—	136

Operating income (loss) before selling, general and administrative expenses	$19,667	$9,600	$5,262	$2,755	$(528)	$—	$36,756

Capital expenditures	$33,888	$8,765	$4,347	$2,995	$188	$—	$50,183

Because derivative gains and losses are not allocated to segments, the following reconciles segment revenues to total revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Total segment revenue	$149,987	$130,835	$448,770	$323,579
Derivative gain (loss) not allocated to segments	12,670	(267)	6,009	(414)
Total revenue	$162,657	$130,568	$454,779	$323,165

The following is a reconciliation of operating income before selling, general and administrative expenses to net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total segment operating income before derivative gain (loss), selling, general and administrative expenses and depreciation expense not allocated to segments	$40,712	$12,461	$110,410	$36,756

Derivative gain (loss) not allocated to segments	12,670	(267)	6,009	(414)
Depreciation expense not allocated to segments	(4)	—	(4)
Selling, general and administrative expenses not allocated to segments	(13,078)	(5,322)	(30,404)	(16,487)
Income from operations	40,300	6,872	86,011	19,855

Earnings (losses) from unconsolidated affiliates	1,067	(999)	3,240	(9)
Interest income	230	80	709	210
Interest expense	(9,523)	(4,950)	(31,213)	(13,182)
Amortization of deferred financing costs	(6,066)	(496)	(7,700)	(1,468)
Miscellaneous income	3,970	95	7,577	132
Income before Texas Margin Tax	29,978	602	58,624	5,538

Texas Margin Tax	—	—	(679)	—
Net income	$29,978	$602	$57,945	$5,538

Miscellaneous income for the three and nine months ended September 30, 2006, includes $4.1and $7.4 million, respectively, for insurance recoveries, net of insurance premiums, related to charges incurred in 2005 from Hurricane Rita.

In the fourth quarter of 2004 a customer alleged a measurement or volume discrepancy with the Partnership. Based on the evidence available at that time, the Partnership recorded a contingent liability of approximately $1.9 million. In the first quarter of 2006, after a thorough investigation, the Partnership concluded it was no longer probable that a liability existed. Accordingly, the $1.9 million accrued liability was reversed to revenue in the first quarter of 2006.

17.          Subsequent Events

Debt Offering

On October 20, 2006, the Partnership and its subsidiary MarkWest Energy Finance Corporation completed their private placement of an additional $75.0 million in aggregate principal amount of the 2016 Senior Notes to qualified institutional buyers. The Notes were offered as additional debt securities under an indenture pursuant to which the Partnership had previously issued $200.0 million in aggregate principal amount of our 8 1/2% Senior Notes due 2016. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing January 15, 2007. The net proceeds from the private placement were approximately $74.5 million, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Partnership used a portion of the net proceeds from the offering to retire the term debt under the Partnership Credit Facility, and will use the remaining net proceeds to fund capital expenditures and for general corporate purposes. The initial purchaser, RBC Capital Markets Corporation, is a lender under the Partnership Credit Facility.

Newfield Capital Expenditures

On September 21, 2006, the Partnership announced a strategic agreement with Newfield Exploration which involves the construction and operation of a new gathering and compression system to support all Newfield operated wells in a 200-square-mile project area situated in a four-county region in the Arkoma Basin in eastern Oklahoma. While the Partnership had not made any significant capital expenditures as of September 30, 2006, it does expect its capital investment from 2006 through 2011 to range from $275 million to $325 million with between $140 million and $160 million of that investment occurring by the end of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements. We use words such as “may,” “believe,” “estimate,” “expect,” “plan, “ “intend,” “project,” “anticipate,” and similar expressions to identify forward-looking statements.

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

•                                          our dependence on certain significant customers, producers, gatherers, treaters and transporters of natural gas, including MarkWest Hydrocarbon;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We do not publicly update any forward-looking statement, and we caution you not to rely unduly on them.

Overview

We reported net income of $30.0 million, or $1.64 per diluted limited partner unit, for the three months ended September 30, 2006, compared to net income of $0.6 million, or $0.01 per diluted limited partner unit, for the corresponding period of 2005. The Partnership also reported a net income of $57.9 million, or $3.93 per diluted limited partner unit, for the nine months ended September 30, 2006, compared to net income of $5.5 million, or $0.45 per diluted limited partner unit, for the corresponding period of 2005.

Contributing factors to the changes in net income for the three months ended September 30, 2006, compared to the same period in 2005 were:

•                                          The Gulf Coast segment provided an additional $12.0 million of operating income, as compared to the same period in 2005 from our Javelina operations.

•                                          The Southwest Business Unit operating income increased by $12.3 million (East Texas up $7.6 million; Oklahoma up $5.1 million; and Other Southwest down $0.4 million). This resulted primarily from the 2006 startups of the Carthage Gas Plant and Blocker gathering system in East Texas, higher NGL prices and higher processing margins in western Oklahoma, and with increased volumes throughout the business unit.

•                                          The Northeast Business Unit (Appalachia and Michigan segments) operating income increased by $3.9 million, primarily due to increased prices of NGLs at our Maytown facility.

•                                          Selling, general and administrative expense increased by $7.8 million. The increase can be attributed to equity-based compensation expense, primarily due to the Partnership’s increased market value; labor costs related to additional personnel to support our growth and strategic objectives; and higher insurance premiums.  These increases were offset in part by reduced professional fees.

•                                          We reported a $12.7 million gain for our derivative instruments, consistent with our previous announcements that we would not be applying hedge accounting. $14.4 million of the gain was from mark-to-market adjustments, which are non-cash items that do not affect distributable cash flow, whereas $1.7 million of settlements occurred during the period reducing the overall gain.

•                                          Starfish operations restarted late in the fourth quarter of 2005, following Hurricane Rita, although not to full capacity. Starfish was fully operational in 2006. Our earnings in unconsolidated affiliates increased $2.1 million from normal operations. We also recorded an accrued insurance recovery of $4.1 million, which is reflected in miscellaneous income.

•                                          Interest expense (including amortization of deferred financing costs, a component of interest expense) was $10.1 million higher in the third quarter of 2006 compared to 2005, attributable to higher debt levels associated with the Javelina acquisition and related financing activities.  Retirement of a portion of the term loan resulted in a write-off of $5.5 million of deferred finance costs.

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

On July 26, 2006, the Partnership declared a cash distribution of $0.92 per common and subordinated unit for the quarter ended September 30, 2006. The $18.7 million distribution included $3.8 million to be distributed to the general partner, of which $3.4 million related to the general partner incentive distribution rights. It was paid on August 14, 2006, to unitholders of record as of August 7, 2006.

On October 25, 2006, the Partnership declared a cash distribution of $0.97 per common and subordinated unit for the quarter ended September 30, 2006. The $20.3 million distribution includes $4.6 million to be distributed to the general partner, of which $4.2 million related to the general partner incentive distribution rights. It will be paid on November 14, 2006, to unitholders of record as of November 3, 2006.

On September 21, 2006 the Partnership announced an agreement with Newfield Exploration Company to construct and operate gathering pipelines and related facilities associated with the development of Newfield’s Woodford Shale Play in the Arkoma Basin of southeastern Oklahoma.  The Partnership plans to invest up to $175 million by the end of 2007 and up to $350 million over the next four years to build a gathering infrastructure of approximately 200 square miles in a four-county region. The gathering system will fully support Newfield’s drilling efforts over its entire operating position in the Woodford Shale. It will be designed to provide low-pressure and highly reliable gathering, compression, dehydration and treating services. It will include more than 400 miles of large diameter pipeline and 100,000 horsepower of compression to provide a takeaway capacity in excess of 500 MMcf/d. The initial term of the agreement is 15 years with multiple renual options.

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

Our Contracts

We generate the majority of our revenues and net operating margin (defined as revenues less purchased product costs) from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation. We enter into variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following different types of arrangements (all of which constitute midstream energy operations):

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

As of September 30, 2006, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 50% (as measured in volumes), of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment. Due to our ability to operate the Arapaho plant in several recovery modes, our overall keep-whole contract exposure is limited to a small portion of the operating costs of the plant. For the three and nine months ended September 30, 2006, approximately 8.3% and 7.9%, respectively, of East Texas inlet volumes were processed pursuant to keep-whole contracts.

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

For the nine months ended September 30, 2006, we calculated the following approximate percentages of our revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Percent-of- Index (2)	Keep-Whole (3)	Total
Revenues	13%	17%	24%	46%	100%
Net operating margin	30%	17%	40%	13%	100%

(1)           Includes other types of arrangements tied to NGL prices.

(2)           Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)           Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

Management also uses “net operating margin” (a non-GAAP measure) as a unit of performance measurement. We calculate net operating margin by starting with net income from operations, plus facility costs, plus selling, general and administrative costs, plus depreciation, plus amortization, plus impairments, plus accretion of asset retirement obligation. The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)

Revenues	$162,657	$130,568	$454,779	$323,165
Purchased product costs	81,816	98,874	258,791	233,521
Net operating margin	80,841	31,694	195,988	89,644
Facility expenses	15,505	12,514	44,964	33,205
Selling general and administrative	13,078	5,322	30,404	16,487
Depreciation	7,905	4,771	22,462	13,673
Amortization of intangible assets	4,029	2,098	12,072	6,288
Accretion of asset retirement obligations	24	117	75	136
Income from operations	$40,300	$6,872	$86,011	$19,855

Impact of Recent Acquisitions on Comparability of Financial Results

In reading the discussion of our historical results of operations, you should be aware of the impact of our recent acquisitions, which fundamentally affect the comparability of our results of operations over certain periods discussed.

Since our initial public offering, we have completed eight acquisitions for an aggregate purchase price of approximately $795 million. The following table contains information regarding each of these acquisitions:

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

(1)           Includes approximately $35.5 million in cash acquired.

(2)           Represents a 50% non-controlling interest.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. For the nine months ended September 30, 2006, it accounted for 12% of our revenues and 13% of our net operating margin. This represents a decrease from the nine months ended September 30, 2005, when MarkWest Hydrocarbon accounted for 16% of our revenues and 22% of our net operating margin. We expect to continue deriving a significant portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future; however, the percentage of our revenues and net operating margins will likely continue to decline as our other businesses grow. As of September 30, 2006,

MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 17% interest in the Partnership, consisting of 1,200,000 subordinated units, 1,269,469 common units and a 2% general partner interest.

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

Results of Operations

Operating Data

	Three months ended September 30,		%	Nine months ended September 30,		%
	2006	2005	Change	2006	2005	Change
Southwest:
East Texas
Gathering systems throughput (Mcf/d)	393,000	330,000	19.1%	371,000	313,000	18.5%
NGL product sales (gallons)	42,015,000	38,362,000	9.5%	117,912,000	88,958,000	32.5%

Oklahoma
Foss Lake gathering systems throughput (Mcf/d)	86,000	81,000	6.2%	86,000	73,000	17.8%
Arapaho NGL product sales (gallons)	19,553,000	14,506,000	34.8%	57,586,000	46,180,000	24.7%

Other Southwest
Appleby gathering systems throughput (Mcf/d)	34,000	38,000	(10.5)%	34,000	33,000	3.0%
Other gathering systems throughput (Mcf/d)	18,000	16,000	12.5%	20,000	16,000	25.0%
Lateral throughput volumes (Mcf/d)	111,000	126,000	(11.9)%	84,000	90,000	(6.7)%

Northeast:
Appalachia (1)
Natural gas processed for a fee (Mcf/d)	198,000	188,000	5.3%	200,000	197,000	1.5%
NGLs fractionated for a fee (Gal/day)	453,000	396,000	14.4%	451,000	426,000	5.9%
NGL product sales (gallons)	11,275,000	10,132,000	11.3%	32,226,000	31,051,000	3.8%

Michigan:
Natural gas processed for a fee (Mcf/d)	7,300	6,500	12.3%	6,500	6,700	(3.0)%
NGL product sales (gallons)	1,501,000	1,391,000	7.9%	4,344,000	4,447,000	(2.3)%
Crude oil transported for a fee (Bbl/d)	14,600	14,100	3.5%	14,600	14,100	3.5%

Gulf Coast (2):
Natural gas processed for a fee (Mcf/d)	125,000	NA	NA	125,000	NA	NA
NGLs fractionated for a fee (Gal/day)	1,097,000	NA	NA	1,090,000	NA	NA

(1)             Includes throughput from our Kenova, Cobb, and Boldman processing plants.

(2)             We acquired the Javelina system (Gulf Coast) on November 1, 2005.

Segment Reporting

Segments.   We have six segments, based on geographic areas of operations, described below.

Southwest Business Unit

•                                          East Texas.  We own the East Texas System, consisting of natural gas gathering system pipelines, centralized compressor stations, and a natural gas processing facility and NGL pipeline. The East Texas System is located in Panola, Harrison and Rusk Counties and services the Carthage Field, one of Texas’ largest onshore natural gas fields. Producing formations in Panola County consist of the Cotton Valley, Pettit and Travis Peak formations, which together form one of the largest natural gas producing regions in the United States. The Carthage Field has an estimated 18 Tcf of remaining recoverable reserves and cumulative historical production in excess of 12 Tcf.

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

•                                          Other Southwest.  We own 17 natural gas gathering systems located in Texas, Louisiana, Mississippi and New Mexico. These systems generally service long-lived natural gas basins that continue to experience drilling activity. We gather a significant portion of the gas produced from fields adjacent to our gathering systems. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer. We also own four lateral pipelines in Texas and New Mexico.

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

Gulf Coast Business Unit

•                                          Javelina.  On November 1, 2005, we acquired 100% of the equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were owned 40%, 40% and 20%, respectively, by subsidiaries of El Paso Corporation, Kerr-McGee Corporation, and Valero Energy Corporation. The Javelina entities own and operate a natural gas processing facility in Corpus Christi, Texas, which treats and processes off-gas from nine local refineries. The facility was constructed in 1989 to recover hydrogen and up to 28,000 barrels per day of NGLs, including olefins (ethylene and propylene), ethane, propane, mixed butane and pentanes. The facility processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs.

On March 31, 2005, the Partnership paid $41.7 million to an affiliate of Enterprise Products Partners for a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”), whose assets are located in the Gulf of Mexico and southwestern Louisiana. The Starfish interest is part of a joint venture with Enbridge Offshore Pipelines LLC, which is accounted for using the equity method; the financial results for Starfish are included in equity from earnings from unconsolidated affiliates and are not included in the Gulf Coast Business Unit results.

The following summarizes the percentage of our revenue and net operating margin generated by our assets, by segment, for the nine months ended September 30, 2006:

	E. Texas	Oklahoma	Other SW	Appalachia	Michigan	Gulf Coast	Total
Revenues	21%	36%	16%	13%	2%	12%	100%
Net operating margin	33%	15%	7%	13%	4%	28%	100%

Three months ended September 30, 2006, compared to three months ended September 30, 2005

East Texas

	Three months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$32,036	$25,912	$6,124	24%
Operating expenses:
Purchased product costs	9,279	12,658	(3,379)	(27)%
Facility expenses	3,797	2,602	1,195	46%
Depreciation	1,994	1,319	675	51%
Amortization of intangible assets	2,073	2,098	(25)	(1)%
Accretion of asset retirement obligations	11	8	3	38%
Total operating expenses before selling, general and administrative expenses	17,154	18,685	(1,531)	(8)%

Operating income before selling, general and administrative expenses	$14,882	$7,227	$7,655	106%

Revenues:   Revenues increased $6.1 million, or 24%, during the three months ended September 30, 2006, relative to the comparable period in 2005. The increase was due to our Carthage gas plant beginning operations on January 1, 2006; the start-up of several new gathering expansions (the largest gathering expansion was placed in service on March 1, 2006) and increased condensate volumes and prices over the same period a year ago.

Purchased Product Costs:   Purchased product costs decreased $3.4 million, or 27%, during the three months ended September 30, 2006, relative to the comparable period in 2005.  The decrease is primarily due to lower natural gas prices and the conversion of a purchase contract to a fee-based arrangement.

Facility Expenses:   Facility expenses increased $1.2 million, or 46%, during the three months ended September 30, 2006, relative to the comparable period in 2005. These expenses were higher largely due to startup of the new Carthage gas plant and Blocker gathering system, including the related labor and property taxes.

Depreciation:   Depreciation expense increased $0.7 million, or 51%, during the three months ended September 30, 2006, relative to the comparable period in 2005, primarily due to the new Carthage gas plant and Blocker gathering system.

Oklahoma

	Three months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$53,083	$55,498	$(2,415)	(4)%
Operating expenses:
Purchased product costs	41,898	49,997	(8,099)	(16)%
Facility expenses	1,890	1,375	515	37%
Depreciation	760	642	118	18%
Accretion of asset retirement obligations	6	57	(51)	(89)%
Total operating expenses before selling, general and administrative expenses	44,554	52,071	(7,517)	(14)%

Operating income before selling, general and administrative expenses	$8,529	$3,427	$5,102	149%

Revenues:   Revenues decreased $2.4 million, or 4%, during the three months ended September 30, 2006, relative to the comparable period in 2005. The decrease is primarily due to a combination of a decrease in natural gas prices, yielding a $7.1 million decline in revenues. The declines, however, were, offset by an increase in NGL volumes and pricing resulting in increased revenues of $4.4 million.

Purchased Product Cost:   Purchased product costs decreased $8.1 million, or 16%, during the three months ended September 30, 2006, relative to the comparable period in 2005, primarily due to lower natural gas prices.

Facility Expenses:   Facility expenses increased $0.5 million, or 37%, during the three months ended September 30, 2006, relative to the comparable period in 2005, mostly due to additional compression expenses caused by the increase in system volumes.

Depreciation:   Depreciation expense increased $0.1 million, or 18%, during the three months ended September 30, 2006, relative to the comparable period in 2005, due to capital placed in service to accommodate growing gathering system volumes as a result of new well connects.

Other Southwest

	Three months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$22,057	$29,900	$(7,843)	(26)%
Operating expenses:
Purchased product costs	17,842	25,439	(7,597)	(30)%
Facility expenses	1,235	1,311	(76)	(6)%
Depreciation	1,105	890	215	24%
Accretion of asset retirement obligations	4	14	(10)	(71)%
Total operating expenses before selling, general and administrative expenses	20,186	27,654	(7,468)	(27)%

Operating income before selling, general and administrative expenses	$1,871	$2,246	$(375)	(17)%

Revenues:   Revenues decreased $7.8 million, or 26%, during the three months ended September 30, 2006, relative to the comparable period in 2005 caused by decreased volumes and lower gas prices.  A contractual change at the Appleby facility contributed to the decline as compared to 2005 revenues.

Purchased Product Costs:   Purchased product costs decreased $7.6 million, or 30%, during the three months ended September 30, 2006, relative to the comparable period in 2005.  Decreased volumes, lower natural gas prices and a contractual change at the Appleby facility contributed to the decline.

Facility Expenses:   Facility expenses decreased $0.1 million, or 6%, during the three months ended September 30, 2006, relative to the comparable period in 2005, mostly due to lower compression expenses caused by the decrease in volumes.

Depreciation:   Depreciation expense increased $0.2 million, or 24%, due to system expansions in the Appleby system to accommodate volume growth.

Appalachia

	Three months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues:
Unaffiliated	$454	$426	$28	7%
Affiliated	19,694	16,022	3,672	23%
Total revenues	20,148	16,448	3,700	22%

Operating expenses:
Purchased product costs	11,924	10,069	1,855	18%
Facility expenses	3,563	5,783	(2,220)	(38)%
Depreciation	914	750	164	22%
Accretion of asset retirement obligations	3	38	(35)	(92)%
Total operating expenses before selling, general and administrative expenses	16,404	16,640	(236)	(1)%

Operating income (loss) before selling, general and administrative expenses	$3,744	$(192)	$3,936	(2,050)%

Revenues:   Revenues increased $3.7 million, or 22%, during the three months ended September 30, 2006, relative to the comparable period in 2005. The increase was due to higher prices and production volumes at our Maytown facility. Revenues also benefited from increased gas volumes at Kenova and Cobb, and increased liquid volumes at Kenova, Cobb and Boldman.

Purchased Product Costs:   Purchased product costs increased $1.9 million, or 18%, during the three months ended September 30, 2006, relative to the comparable period in 2005.  The rise in costs is attributed to increases in both prices and volumes at Maytown, as mentioned above. Reduced trucking expenses offset the increase as we have utilized our ALPS pipeline after repairs done in 2005.

Facility Expenses:   Facility expenses decreased $2.2 million, or 38%, during the three months ended September 30, 2006, relative to the comparable period in 2005. These expenses were higher in 2005 due to costs incurred to repair the ALPS pipeline.

Depreciation:   Depreciation expense increased $0.2 million, or 22%, during the three months ended September 30, 2006, relative to the comparable period in 2005, primarily due to increased capitalized leasehold improvements associated with repairs to the ALPS pipeline.

Michigan

	Three months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$3,523	$3,077	$446	14%
Operating expenses:
Purchased product costs	873	711	162	23%
Facility expenses	1,442	1,443	(1)	(0)%
Depreciation	1,496	1,170	326	28%
Total operating expenses before selling, general and administrative expenses	3,811	3,324	487	15%

Operating loss before selling, general and administrative expenses	$(288)	$(247)	$(41)	17%

Revenues:   Revenues increased $0.4 million, or 14%, during the three months ended September 30, 2006, relative to the comparable period in 2005, principally due to an increase in product prices and volumes at our processing facility.

Purchased Product Costs:   Purchased product costs increased $0.2 million, or 23%, during the three months ended September 30, 2006, relative to the comparable period in 2005, mostly due to higher processing volumes and prices at the West Shore facility.

Depreciation:   Depreciation expense increased $0.3 million, or 28%, during the three months ended September 30, 2006, relative to the comparable period in 2005, primarily related to the accelerated depreciation of certain assets.

Given the continuing losses and moderately positive cash flows relating to the Michigan assets, management continues to consider alternatives for them, and we are evaluating different options and potential impairments.

Gulf Coast

	Three months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$19,140	$—	NA	NA
Operating expenses:
Facility expenses	3,578	—	NA	NA
Depreciation	1,632	—	NA	NA
Amortization of intangible assets	1,956	—	NA	NA
Total operating expenses before selling, general and administrative expenses	7,166	—	NA	NA

Operating income before selling, general and administrative expenses	$11,974	$—	NA	NA

The increase in the above categories is the result of our acquisition of Javelina in November 2005.

Consolidated Financial Information

	Three months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Total segment operating income	$40,712	$12,461	$28,251	227%
Derivative gain (loss) not allocated to segments	12,670	(267)	12,937	(4,845)%
Depreciation not allocated to segments	(4)	—	(4)	NA
Selling, general and administrative	(13,078)	(5,322)	(7,756)	146%
Income from operations	40,300	6,872	33,428	486%

Earnings (losses) from unconsolidated affiliates	1,067	(999)	2,066	(207)%
Interest income	230	80	150	188%
Interest expense	(9,523)	(4,950)	(4,573)	92%
Amortization of deferred finance costs	(6,066)	(496)	(5,570)	1,123%
Miscellaneous income	3,970	95	3,875	4,079%
Income before Texas Margin Tax	$29,978	$602	$29,376	4,880%

Texas Margin Tax	—	—	—	NA
Net income	$29,978	$602	$29,376	4,880%

Derivative gain (loss): Gains from derivative instruments increased $12.9 million during the three months ended September 30, 2006, compared to the corresponding period in 2005.  This increase was primarily due to the mark-to-market adjustments resulting from our electing not to adopt hedge accounting treatment on our derivative instruments.  The mark-to-market adjustments resulted in a $14.4 million increase in unrealized gains, which are non-cash items, and a $1.5 million increase in realized losses, when comparing 2006 to 2005 results.

Selling, General and Administrative Expense:  Selling, general and administrative expenses increased $7.8 million, or 146%, during the three months ended September 30, 2006, relative to the comparable period in 2005. The increase is primarily due to higher non-cash, equity-based compensation expense of $5.2 million, mainly due to the Partnership’s increased market value; labor costs related to additional personnel to support our growth and strategic objectives of $1.2 million; and higher insurance premiums of $0.6 million.

Equity in Earnings from Unconsolidated Affiliates:  Equity in earnings from unconsolidated affiliates is primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for its 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. For internal reporting purposes, our equity investment in Starfish is managed within our Gulf Coast Business Unit. During the three months ended September 30, 2006, our equity in earnings from unconsolidated affiliates increased $2.1 million, or 207%, due to the restoration of operations with the completion of the majority of 2005 hurricane-related repairs.

Interest Income:  Interest income increased $0.2 million, or 188%, during the three months ended September 30, 2006, relative to the comparable period in 2005, primarily due to an increase in interest earned on marketable securities because of higher interest rates in 2006.

Interest Expense and Amortization of Deferred Financing Costs (a component of interest expense): Interest and amortization expense increased $10.0 million, or 181%, during the three months ended September 30, 2006, relative to the comparable period in 2005, primarily due to increased debt levels resulting from the financing of our November 2005 Javelina acquisition and higher interest rates. The increase in the amortization relative to the comparable period in 2005 is attributable to deferred financing costs associated with our debt refinancing completed in July 2006. Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Miscellaneous Income (Expense):  The Partnership recognized income of $4.1 million, net of insurance premiums, in the third quarter of 2006 from insurance proceeds recovered from damages that occurred as a result of Hurricane Rita.

Texas Margin Tax:  The State of Texas passed a margin tax law that subjects the Partnership to an entity-level tax on the portion of our income that is generated in Texas. We recorded a deferred tax liability in the second quarter of 2006, related to the Partnership’s temporary differences that are expected to reverse in future periods.

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

East Texas

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$96,115	$59,826	$36,289	61%
Operating expenses:
Purchased product costs	32,603	22,772	9,831	43%
Facility expenses	11,749	7,668	4,081	53%
Depreciation	5,712	3,475	2,237	64%
Amortization of intangible assets	6,220	6,220	—	0%
Accretion of asset retirement obligations	33	24	9	38%
Total operating expenses before selling, general and administrative expenses	56,317	40,159	16,158	40%

Operating income before selling, general and administrative expenses	$39,798	$19,667	$20,131	102%

Revenues:  Revenues increased $36.3 million, or 61%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The increase was due to our Carthage gas plant beginning operations on January 1, 2006; the start-up of the Blocker gathering system on March 1, 2006; two new contracts being added in July 2005; and increased condensate volumes and prices over the same period a year ago. Additionally, a $1.9 million accrued liability was reversed to revenue in the first quarter of 2006. Revenues also increased due to a contract converting from a gathering agreement to a gas purchase agreement in May 2005. Under such agreements, we purchase gas from a customer and then sell that gas at essentially the same price. These transactions cause an increase in both revenues and purchases.

Purchased Product Costs:  Purchased product costs increased $9.8 million, or 43%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, primarily due to the start-up of the Carthage gas plant and the Blocker gathering system. Additionally, the May 2005 conversion of a contract from a gathering agreement to a gas purchase agreement increased purchase product costs.

Facility Expenses:  Facility expenses increased $4.1 million, or 53%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. These expenses were higher largely due to startup of the new Carthage gas plant and Blocker gathering system, including the related labor and property taxes.

Depreciation:  Depreciation expense increased $2.2 million, or 64%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, mainly due to the new Carthage Gas Plant and Blocker gathering system.

Oklahoma

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$163,277	$136,149	$27,128	20%
Operating expenses:
Purchased product costs	134,245	121,319	12,926	11%
Facility expenses	5,435	3,449	1,986	58%
Depreciation	2,211	1,724	487	28%
Accretion of asset retirement obligations	19	57	(38)	(67)%
Total operating expenses before selling, general and administrative expenses	141,910	126,549	15,361	12%

Operating income before selling, general and administrative expenses	$21,367	$9,600	$11,767	123%

Revenues:  Revenues increased $27.1 million, or 20%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The increase was due primarily to an 18% increase in gathering volumes from new well connects in 2006 and a 25% increase in liquids collection at the Arapaho plant. Higher product prices also contributed to the overall increase of 20%.

Purchased Product Cost:  Purchased product costs increased $12.9 million, or 11%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, primarily as a result of higher inlet volumes and lower natural gas prices.

Facility Expenses:  Facility expenses increased $2.0 million, or 58%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The increase is primarily due to additional compression costs, rising facilities expenses and higher operating taxes.

Depreciation:  Depreciation expense increased $0.5 million, or 28%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, related to additional capital placed in service to accommodate a growing gathering system and new well connects.

Other Southwest

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$69,787	$70,357	$(570)	(1)%
Operating expenses:
Purchased product costs	57,080	59,153	(2,073)	(4)%
Facility expenses	4,187	3,273	914	28%
Depreciation	3,164	2,584	580	22%
Amortization of intangible assets	—	68	(68)	(100)%
Accretion of asset retirement obligations	14	17	(3)	(18)%
Total operating expenses before selling, general and administrative expenses	64,445	65,095	(650)	(1)%

Operating income before selling, general and administrative expenses	$5,342	$5,262	$80	2%

Revenues:  Revenues decreased $0.6 million, or 1%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The decrease is mostly attributed to a decrease in natural gas prices, and is slightly offset by an increase in NGL volumes and prices.

Purchased Product Costs:  Purchased product costs decreased $2.1 million, or 4%, during the nine months ended September 30, 2006, relative to the comparable period in 2005 primarily due to a decrease in natural gas prices.

Facility Expenses:  Facility expenses increased $0.9 million, or 28%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The increase was primarily a result of additional compressor maintenance and lease expense due to higher system volumes.

Depreciation:  Depreciation expense increased $0.6 million, or 22%, during the nine months ended September 30, 2006, relative to the same period in 2005, due to the addition of new compressors in 2006 and late 2005.

Appalachia

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenue
Unaffiliated	$1,303	$1,291	$12	1%
Affiliated	55,288	46,533	8,755	19%
Total revenues	56,591	47,824	8,767	18%

Operating expenses:
Purchased product costs	32,381	27,982	4,399	16%
Facility expenses	10,378	14,653	(4,275)	(29)%
Depreciation	2,652	2,396	256	11%
Accretion of asset retirement obligations	9	38	(29)	(76)%
Total operating expenses before selling, general and administrative expenses	45,420	45,069	351	1%

Operating income before selling, general and administrative expenses	$11,171	$2,755	$8,416	305%

Revenues:  Total revenues increased $8.8 million, or 18%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The increase was primarily a result of higher sales prices for our Maytown natural gas liquids in 2006. Higher gas volumes at the Kenova and Cobb plants and higher liquid volumes at the Kenova, Cobb and Boldman plants also contributed to the increase; however, such results were offset slightly by lower gas volumes at Boldman.

Purchased Product Costs:  Purchased product costs increased $4.4 million, or 16%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The rise in costs is primarily a result of higher product prices. The increase was partially offset by reduced trucking expenses, as we have been able to utilize our ALPS pipeline after repairs in 2005.

Facility Expenses:  Facility expenses decreased $4.3 million, or 29%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. These expenses were higher in 2005 due to costs incurred to repair the ALPS pipeline.

Depreciation:  Depreciation expense increased $0.3 million, or 11%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, due to increased capitalized leasehold improvements associated with the ALPS pipeline.

Michigan

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$10,008	$9,423	$585	6%
Operating expenses:
Purchased product costs	2,482	2,295	187	8%
Facility expenses	4,525	4,162	363	9%
Depreciation	3,850	3,494	356	10%
Total operating expenses before selling, general and administrative expenses	10,857	9,951	906	9%

Operating loss before selling, general and administrative expenses	$(849)	$(528)	$(321)	61%

Revenues:  Revenues increased $0.6 million, or 6%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, principally due an increase in product prices at our processing facility.

Purchased Product Costs:  Purchased product costs increased $0.2 million, or 8%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, which was a result of higher product prices at our processing facility.

Facility Expenses:  Facility expenses increased $0.4 million, or 9%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, primarily due to increased processing and treating fees at our processing facility.

Depreciation:  Depreciation expense increased $0.4 million, or 10% during the nine months ended September 30, 2006, relative to the comparable period in 2005, mostly due to accelerated depreciation of certain assets.

Given the continuing losses and moderately positive cash flows relating to the Michigan assets, management continues to consider alternatives, and we are evaluating potential impairments.

Gulf Coast

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$52,992	$—	NA	NA
Operating expenses:
Facility expenses	8,690	—	NA	NA
Depreciation	4,869	—	NA	NA
Amortization of intangible assets	5,852	—	NA	NA
Total operating expenses before selling, general and administrative expenses	19,411	—	NA	NA

Operating income before selling, general and administrative expenses	$33,581	$—	$ NA	NA

The increase in the above categories is the result of our acquisition of Javelina in November 2005.

Consolidated Financial Information

	Nine months ended September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Total segment operating income	$110,410	$36,756	$73,654	200%
Derivative gain (loss) not allocated to segments	6,009	(414)	6,423	(1,551)%
Depreciation not allocated to segments	(4)	—	(4)	NA
Selling, general and administrative	(30,404)	(16,487)	(13,917)	84%
Income from operations	86,011	19,855	66,156	333%

Earnings (losses) from unconsolidated affiliates	3,240	(9)	3,249	(36,100)%
Interest income	709	210	499	238%
Interest expense	(31,213)	(13,182)	(18,031)	137%
Amortization of deferred finance costs	(7,700)	(1,468)	(6,232)	425%
Miscellaneous income	7,577	132	7,445	5,640%
Income before Texas Margin Tax	$58,624	$5,538	$53,086	959%

Texas Margin Tax	(679)	—	(679)	NA
Net income	$57,945	$5,538	$52,407	946%

Derivative gain (loss). Gains from derivative instruments increased $6.4 million during the nine months ended September 30, 2006, compared to the corresponding period in 2005.  This increase was primarily due to the mark-to-market adjustments resulting from our electing not to adopt hedge accounting treatment on our derivative instruments.  The mark-to-market adjustments resulted in a $7.6 million increase in unrealized gains, which are non-cash items, and a $1.2 million increase in realized losses, when comparing 2006 to 2005 results.

Selling, General and Administrative Expense:  Selling, general and administrative expenses increased $13.9 million, or 84%, during the nine months ended September 30, 2006, relative to the comparable period in 2005. The increase is due to higher non-cash, equity-based compensation expense of $6.1 million, primarily due to the Partnership’s increased market value; labor costs related to additional personnel to support our growth and strategic objectives of $3.3 million; higher insurance premiums and taxes of $2.1 million; and a one-time charge to terminate the old headquarters lease of $0.9 million.

Equity in earnings from unconsolidated affiliates:  Equity in earnings from unconsolidated affiliates is primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for our 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. For internal reporting purposes, our equity investment in Starfish is managed within our Gulf Coast Business Unit. During the nine months ended September 30, 2006, our equity in earnings from unconsolidated affiliates increased $3.2 million, or 36,100%, relative to the comparable period in 2005. The increase was primarily because our 2006 results included Starfish for nine months, compared to just six months in 2005.

Interest Income:  Interest income increased $0.5 million, or 238%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, primarily due to an increase in interest earned on marketable securities.

Interest Expense and Amortization of Deferred Financing Costs (a component of interest expense):  Interest and amortization expense increased $24.3 million, or 166%, during the nine months ended September 30, 2006, relative to the comparable period in 2005, primarily due to increased debt levels resulting from the financing of our 2005 acquisitions and higher interest rates. The increase in the amortization of deferred financing costs in 2006, relative to the comparable period in 2005, is attributable to costs associated with our debt refinancing completed in the fourth quarter of 2005. Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Miscellaneous Income (Expense):  The Partnership recognized $7.4 million of income from insurance proceeds, net of Starfish insurance premiums, recovered from damages that occurred as a result of Hurricane Rita.

Texas Margin Tax:  The State of Texas passed a new tax law that subjects the Partnership to an entity-level tax on the portion of its income that is generated in Texas. We recorded a deferred tax liability of $0.7 million, related to the Partnership’s temporary differences that are expected to reverse in future periods

Liquidity and Capital Resources

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

On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement (“Partnership Credit Facility”). It provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan that can be repaid at any time without penalty. Under certain circumstances, the Partnership Credit Facility can be increased from $250.0 million up to $450.0 million. In July and October 2006, using a portion of the proceeds from the recent debt and equity offerings, the Partnership retired the term loan.  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate (“LIBOR”); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Facility’s administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership’s Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million (“Acquisition Adjustment Period”). Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed above. On September 30, 2006, the available borrowing capacity under the Partnership Credit Facility was $236.7 million.

Cash generated from operations, borrowings under the Partnership Credit Facility and funds from our private and public equity offerings are our primary sources of liquidity. The timing of our efforts to raise equity in the future, however, will be influenced by our failure to file in a timely manner our Annual Report on Form 10-K for the year ended December 31, 2004, and our quarterly report on Form 10-Q for the quarter ending March 31, 2005. As of October 11, 2006, we now have the ability to incorporate by reference information from our future SEC filings into new registration statements in order to raise capital through a public offering.  To raise additional capital through public debt or equity offerings, we are eligible to file a Form S-3, which is a short-form type of registration statement.

At September 30, 2006, the Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have two senior note offerings with debt outstanding of $225.0 million, at a fixed rate of 6.875% which will mature in November, 2014 (the “2014 Notes”) and senior notes of $196.8 million, net of an original issue discount of $3.2 million or 1.65%, at a fixed rate of 8.5% due in July 15, 2016 (the “2016 Notes”).   The proceeds from these notes were used to pay down our outstanding debt under our credit facility in October 2004 and July 2006, respectively. Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The 2016 Notes will mature on July 15, 2016, and interest is payable each July 15 and January 15, commencing January 15, 2007. The Partnership closed this private placement on July 6, 2006. The net proceeds from the private placement were approximately $191.2 million, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering to repay a portion of the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.

The indenture governing the 2014 Notes and the 2016 Notes limits the activity of the Partnership and its restricted subsidiaries. The indenture place limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

On July 6, 2006, the Partnership completed its underwritten public offering of 3.0 million common units (the “Common Unit Offering”) at a public offering price of $39.75 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 300,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $126.3 million after the underwriters’ commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the term debt under the Partnership Credit Facility.

On October 20, 2006, the Partnership and its subsidiary MarkWest Energy Finance Corporation completed their private placement of an additional $75.0 million in aggregate principal amount of 8 1/2% senior notes due 2016 (the “2016 Senior Notes”) to qualified institutional buyers. The Notes are being offered as additional debt securities under an indenture pursuant to which we have issued $200.0 million in aggregate principal amount of our 8 1/2% Senior Notes due 2016. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing January 15, 2007. The net proceeds from the private placement were approximately $74.5 million, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Partnership used a portion of the net proceeds from the offering to retire the term debt under the Partnership Credit Facility, and will use the remaining net proceeds to fund capital expenditures for general corporate purposes.

Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

The Partnership revised its budget as of September 30, 2006 to $146.2 million for capital expenditures in 2006, exclusive of any acquisitions. As of September 30, 2006, we have $91.1 million remaining in our budget consisting of $89.9 million for expansion capital and $1.2 million for sustaining capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition. Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Cash Flow

	Nine months ended September 30,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$120,508	$25,631
Net cash used in investing activities	(66,554)	(91,834)
Net cash provided by (used in) financing activities	(43,460)	51,985

Net cash provided by operating activities increased $94.9 million during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase was influenced by a increases in net income, depreciation and amortization totaling $73.2 million. We also experienced $34.2 million more in cash flows from the change in accounts receivable due to seasonal fluctuations.  As anticipated, overall our 2006 volumes have been higher than in 2005, and the cash provided by operating activities in 2006 continues to exceed 2005 levels.

Net cash used in investing activities was lower during the nine months ended September 30, 2006, than during the nine months ended September 30, 2005, primarily due to our 2005 investment in a 50% non-operating interest in Starfish for $41.7 million, in March of 2005. The Partnership used cash of $43.0 million and $50.2 million for capital expenditures during the nine months ended September 30, 2006 and 2005, respectively. In the first three quarters of 2006 we increased our investment in Starfish by $17.2 million. The majority of the increased investment financed 50% of the purchase of a lateral pipeline acquired by Starfish in May 2006.

Net cash used in financing activities increased $95.4 million during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. This resulted primarily from additional borrowings of $86 million in the prior year’s comparable period.  In the nine months ended September 30, 2006 we had net paydowns on long term debt of $124.4 million as a result of our equity offering proceeds of $126.3 million.  Additionally, distributions to unitholders increased to $44.6 million in the first three quarters of 2006, from $28.8 million in the same period of 2005.

Matters Impacting Future Results

During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish Pipeline Company were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. We are submitting insurance claims on an on-going basis relating to both business interruption and property damage. We have recorded a $10.4 million in insurance recoveries with respect to our property loss claims, and anticipate continued recovery for expenses and losses incurred as repairs proceed.

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

As part of its ongoing operation of the Appalachia Liquids Pipeline System (ALPS) pipeline, our affiliate MarkWest Energy Appalachia, L.L.C. (MEA) has continued to perform pipeline integrity assessments and implement an in-line inspection program.  Preliminary data from a four mile section of its in-line inspection program identified areas for investigation and corrective action. MEA has presently shutdown the line while additional assessment and appropriate remedial action is undertaken to address these concerns. MEA will truck the natural gas liquids from the Maytown plant to the Siloam fractionation facility while the line is shutdown.  The ALPS inspections and operations will continue to be reviewed as continuing and final in-line inspection and assessment data is received.

We are currently evaluating the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact.

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating the impact of FIN 48.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on the condensed consolidated financial statements of the Partnership.

In September 2006 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. The Partnership is currently evaluating the impact of adopting SAB 108 on the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity price changes and, to a lesser extent, interest rate changes.

Commodity Price Risk

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's sales of physical product.  While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical sales, we will experience volatility in reported earnings due to the recording of unrealized gains and losses on our derivative positions that will have no offset.  The volatility in any given period related to unrealized gains or losses can be significant to the overall results of the Partnership, however, we ultimately expect those gains and losses to be offset when they become realized. A committee, comprised of the senior management team of our general partner, oversees all of our derivative activity.

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

The following table includes information on MarkWest Energy’s specific derivative positions at September 30, 2006:

Current asset (liability) mark-to-market positions

Swaps	Contract Period	Fixed Price (1)	Fair Value
			(in thousands)
Propane - 39,662 Gal/d	Oct 2006	$1.09	$150
Propane - 5,000 Gal/d	Oct-Dec 2006	1.08	52

Normal Butane - 9,413 Gal/d	Oct 2006	1.20	34

Natural Gasoline - 16,990 Gal/d	Oct 2006	1.56	150

IsoButane - 7,981 Gal/d	Oct 2006	1.25	31

Ethane - 87,666 Gal/d	Oct 2006	0.61	149
Ethane - 50,000 Gal/d	Jan-Mar 2007	0.78	670

Crude Oil - 435 Bbl/d	Oct-Dec 2006	61.57	(112)
Crude Oil - 250 Bbl/d	Jan-Sep 2007	65.30	(164)
Crude Oil - 140 Bbl/d	Jan-Sep 2007	74.10	233

Natural Gas - 13,888 MMbtu/d	Oct 2006	6.33	(1,207)
			$(14)

Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas	Oct 2006	$(2)
Natural Gas	Nov 2006-Sep 2007	1
		$(1)

Options (forward sales)	Contract Period	Floor	Fair Value
			(in thousands)
Ethane - 50,000 Gal/d	Apr-Jun 2007	$0.65	$384
Ethane - 50,000 Gal/d	Jul-Sep 2007	0.65	419
			$803

Collars	Contract Period	Floor (1)	Cap (1)	Fair Value
				(in thousands)
Propane - 20,000 Gal/d	Oct-Dec 2006	$0.90	$0.99	$(20)
Propane - 10,000 Gal/d	Oct-Dec 2006	0.97	1.15	34
Propane - 23,000 Gal/d	Jan-Mar 2007	1.05	1.28	228
Propane - 30,000 Gal/d	Apr-Jun 2007	0.96	1.16	228
Propane - 30,000 Gal/d	Jul-Sep 2007	0.97	1.16	251

Ethane - 22,950 Gal/d	Oct-Dec 2006	0.65	0.80	86

Crude Oil - 955 Bbl/d	Oct-Dec 2006	57.00	66.59	(95)
Crude Oil - 78 Bbl/d	Oct-Dec 2006	67.50	77.30	30
Crude Oil - 1,105 Bbl/d	Jan-Sep 2007	69.08	82.43	1,327

Natural Gas - 1,575 MMbtu/d	Oct 2006	8.50	10.05	242
Natural Gas - 1,575 MMbtu/d	Nov 2006-Mar 2007	9.00	12.50	656
Natural Gas - 1,500 MMbtu/d	Jan-Mar 2007	7.25	10.25	(124)
Natural Gas - 1,900 MMbtu/d	Jan-Sep 2007	7.46	10.20	592
				$3,435

Current Total MarkWest Energy Partners				$4,223

(1)             A weighted average is used for grouped positions.

Non-current asset (liability) mark-to-market positions

Swaps	Contract Period	Fixed Price	Fair Value
			(in thousands)
Crude Oil - 250 Bbl/d	Oct-Dec 2007	$65.30	$(82)
Crude Oil - 140 Bbl/d	Oct-Dec 2007	74.10	61
			$(21)

Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas	Oct 2007	$(3)

Options	Contract Period	Floor	Fair Value
			(in thousands)
Ethane - 50,000 Gal/d	Oct-Dec 2007	$0.65	$431

Collars (forward sales)	Contract Period	Floor (1)	Cap (1)	Fair Value
				(in thousands)
Crude Oil - 1,105 Bbl/d	Oct-Dec 2007	69.08	$82.43	$398
Crude Oil - 1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	492
Crude Oil - 275 Bbl/d	Jan-Dec 2008	64.95	73.10	(5)
Crude Oil - 275 Bbl/d	Jan-Dec 2008	64.00	74.85	15
Crude Oil - 1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	469
Crude Oil - 1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	427
Crude Oil - 1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	411
Crude Oil - 1,550 Bbl/d	Jan-Dec 2009	63.04	70.91	(432)

Natural Gas - 1,900 MMbtu/d	Oct-Dec 2007	7.46	10.20	139
Natural Gas - 1,500 MMbtu/d	Jan-Mar 2008	8.00	11.29	118

Propane - 30,000 Gal/d	Oct-Dec 2007	0.98	1.18	275
				$2,307

Non-Current Total MarkWest Energy Partners				$2,714

(1)             A weighted average is used for grouped positions.

The impact of MarkWest Energy’s commodity derivative instruments on results of operations and financial position are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)

Realized losses - revenue	$(1,719)	$(273)	$(1,656)	$(482)
Unrealized gains - revenue	14,389	6	7,665	68
Other comprehensive income - changes in fair value	—	111	—	358
Other comprehensive loss - settlement	—	(302)	—	(482)

	September 30, 2006	December 31, 2005
	(in thousands)

Fair value of derivative instruments — other current assets	$5,947	$—
Fair value of derivative instruments — other noncurrent assets	3,236	—
Fair value of derivative instruments — current liability	(1,724)	(728)
Fair value of derivative instruments — noncurrent liability	(522)	—

The Partnership entered into the following derivative positions subsequent to September 30, 2006:

Collars(Forward Sales)	Contract Period	Floor (1)	Cap (1)
Crude Oil - 925 Bbl/d	2008	$65.00	$68.78
Crude Oil - 1,375 Bbl/d	2009	64.35	68.47

Swaps	Contract Period	Fixed Price (1)
Crude Oil - 600 Bbl/d	2007	$64.77

Basis Swaps	Contract Period
Natural gas basis PEPL - ANR - 9,000 mmBtu/d	Nov 2006 - Oct 2007

(1)             A weighted average is used for grouped positions.

Item 4. Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, our senior management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and to ensure that information required to be disclosed by us in the reports that we file under the Act is accumulated and communicated to management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

Throughout the first, second and third quarters of 2006 we have adopted remedial measures to address the deficiencies in our internal controls that were identified on December 31, 2005 and remained in effect on September 30, 2006.

Internal Control Environment.  In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, the presence of an ongoing material weakness related to our internal control environment. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

In order to remediate this material weakness, we have implemented and standardized the following processes and procedures, which were initiated and/or completed between July 2005 and June 2006:

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

•                                          We enhanced entity-level controls through the implementation of significant new controls.

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

•                                          We initiated a revised Code of Conduct, ethics and anti-fraud training program that we began to deliver to all employees in the second quarter of 2006.

•                                          We initiated a detailed review and re-documentation of all of our internal control processes and have undertaken significant internal control design changes to ensure that all internal control objectives are met.

•                                          We initiated the consolidation of substantially all accounting functions in the Denver office to provide enhanced communication and reporting capability.

In addition, during the third quarter of 2006, we:

•                                          Enhanced employee awareness of our Code of Conduct, ethics and anti-fraud policies through the training program that we began in the second quarter and delivered to substantially all employees in the second and third quarters of 2006. This training included heightened awareness of the ethics hotline availability and access options.

•                                          Completed a detailed review and re-documentation of all of our internal control processes and implemented significant internal control design changes to ensure that all internal control objectives are met.

•                                          Consolidated substantially all accounting functions in the Denver office to provide enhanced communication and reporting capability.

•                                          Initiated and made substantial progress on management’s annual assessment of the effectiveness of internal controls.

Risk Management And Accounting For Derivative Financial Instruments.  In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of an additional material weakness related to our risk management and accounting for derivative financial instruments. We did not have adequate internal controls and processes in place to support our management’s assertions with respect to the completeness, accuracy and validity of commodity transactions. The design of internal controls over commodity transactions did not support the independent validation of data or control and review of transaction activity.

In particular, personnel responsible for executing and entering transactions into commodity accounting systems also had duties that were not compatible with transaction execution and entry.  In order to remediate this material weakness, we added the following personnel in July 2005, January and September 2006, respectively:

•                  Vice President of Risk and Compliance, to oversee and ensure improvements in our commodity transaction verification and monitoring capabilities.

•                  Director of Risk Management and staff to establish appropriate verification and monitoring activities associated with our commodity transactions.

•                  Credit Manager, to establish more robust monitoring and reporting processes around our credit concentrations and risk.

In order to remediate this material weakness, we have implemented and standardized the following processes and procedures, which were initiated and/or completed between October 2005 and June 2006:

•                  We segregated our front-office (the transaction personnel), mid-office (the controllers), and back-office (the accountants) processes related to our financial commodity transactions and our physical trading activities.

•                  We have enhanced our risk management policies and procedures related to the review and approval of material purchase or sale contracts that may meet the definition of derivatives.

•                  We have enhanced our financial analysis around commodity transactions and our reporting to executive management and the board of directors.

•                  We moved the responsibility for credit risk management to the mid-office and established enhanced procedures for the management of credit risk.

•                  We have initiated and made substantial progress on management’s assessment of the effectiveness of internal controls related to commodity transacting and risk management.

During the third quarter of 2006, we:

•                  Initiated the enhancement of our risk management and credit policies to more clearly define the oversight roles and define the relationships and responsibilities of all involved parties.  These policies were approved at the October, 2006 Board of Directors meeting.

Compensating Procedures and Processes. In addition, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Such additional procedures included detail management review of our account reconciliations for all accounts in all business units and multiple-level management review of account reconciliations for all accounts in all business units. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact that would make the statements misleading; (ii) this report does not omit any material fact, the omission of which would make the statements misleading, in light of the circumstance under which they were made with respect to the period covered by this report and (iii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

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

In early 2005 MarkWest Hydrocarbon,  the Partnership and several of its affiliates were served with two lawsuits, Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al. (filed February 2, 2005), and Charles C. Reid, et al. v. MarkWest Hydrocarbon, Inc. et al., (filed February 8, 2005) in Floyd Circuit Court, Commonwealth of Kentucky Civil Action No. 05-CI-00137 and Civil Action No. 05-CI-00156, which actions on February 24, 2005, were removed to the jurisdiction of the U.S. District Court for the Eastern District of Kentucky, Pikeville Division. The Partnership was served with an additional lawsuit, Community Trust and Investment Co., et al. v. MarkWest Hydrocarbon, Inc. et al., filed November 7, 2005 in Floyd County Circuit Court, Kentucky, that added five new claimants but essentially alleged the same facts and claims as the earlier two suits. On March 27, 2006, the U.S. District Court remanded the cases back to Floyd County Circuit Court, Kentucky, and the cases were consolidated into Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, and Civil Action No. 05-CI-00137.

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

In late June 2006 a Notice of Probable Violation and Proposed Civil Penalty (NOPV) was issued by OPS to both MarkWest Hydrocarbon and the unaffiliated owner of the pipeline, with a proposed penalty in the aggregate amount of $1,070,000. OPS has placed the matter in abeyance through March 2007, pending further discussions and exploration of appropriate settlement and resolution of the NOPV.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These include the Partnership’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. The Partnership has not provided for a receivable for these claims because of the uncertainty as to whether and how much the Partnership will ultimately recover under the policies. The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement. Discovery in the action is continuing.

The Partnership received notice from one of our customers of a potential gas measurement discrepancy and invoice errors, claiming it is owed several hundred thousand MMBtus as a result. The Partnership generally disputes the claims under the facts and under the terms of the contract with the customer, but is in discussions with the customer to evaluate and resolve all issues, and it appears at this time that this claim should not have a material adverse impact on the Partnership.

With regard to the Partnership’s Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action has been settled pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership.

In the ordinary course of business, the Partnership is a party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Item 6. Exhibits

The following exhibits are filed herewith as part of this report.

10.1+	Construction, Operation and Gas Gathering Agreement dated as of September 21, 2006 between MarkWest Western Oklahoma Gas Company LLC and Newfield Exploration Mid-Continent Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C., Its General Partner

/s/ FRANK M. SEMPLE
Date: November 6, 2006	Frank M. Semple President and Chief Executive Officer

/s/ NANCY K. BUESE
Date: November 6, 2006	Nancy K. Buese Chief Financial Officer