Form 10-K
period 2006-12-31
MARKWEST ENERGY PARTNERS L P
filed 2007-03-07
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to                   .

Commission File Number 001-31239

MARKWEST ENERGY PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	27-0005456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Arapahoe Street, Tower 2, Suite 700, Denver, CO 80202-2126
(Address of principal executive offices)

Registrant’s telephone number, including area code:  303-925-9200

Securities registered pursuant to Section 12(b) of the Act: Common Units, $0.01 par value, American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐   Accelerated filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Units held by non-affiliates of the registrant on June 30, 2006 was approximately $556,894,000.

As of March 1, 2007, the number of the registrant’s Common Units and Subordinated Units were 31,206,514 and 1,200,000, respectively.

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

Forward-Looking Statements

Statements included in this annual report on Form 10-K that are not historical facts are forward-looking statements. We use words such as “could,” “may,” “will,” “should,” “expect,”  “plan,” “project,” “anticipate,” “believe,” “estimate,” “intend” and similar expressions to identify forward-looking statements.

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

•                                          prices of crude oil, natural gas and NGL products, including the effectiveness of any hedging activities;

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

PART I

ITEM 1.                    Business

General

MarkWest Energy Partners, L.P. is a publicly traded Delaware limited partnership formed by MarkWest Hydrocarbon, Inc. on January 25, 2002, to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business.  The MarkWest Hydrocarbon Midstream Business included natural gas gathering and processing assets and NGL transportation, fractionation and storage assets.  We are a master limited partnership engaged in the gathering, transportation and processing of natural gas; the transportation, fractionation and storage of NGLs; and the gathering and transportation of crude oil. We are the largest processor of natural gas in the Appalachia region. We also have a large natural gas gathering and transmission business in the southwestern United States, built primarily through acquisitions and investments: Pinnacle Natural Gas, the Lubbock transmission pipeline and the Foss Lake gathering system, all in 2003; the Carthage gas processing plant in East Texas in July 2004; a non-controlling, 50% interest in Starfish Pipeline Company, LLC (“Starfish”) and the Javelina entities’ natural gas processing and fractionation facility and pipeline in Corpus Christi, Texas, both in 2005; the initial construction of the Woodford gathering system in the Arkoma Basin of southeastern Oklahoma, and the acquisition of the Grimes gathering system in western Oklahoma, both in 2006.

MarkWest Energy Partners generates revenues for providing gathering, processing, transportation, fractionation, and storage services. We believe that the largely fee-based nature of its business and the relatively long-term nature of its contracts provide a relatively stable base of cash flows. As a publicly traded partnership, we have access to, and regularly utilize, both equity and debt capital markets as a source of financing, as well as that provided by our credit facility and the ability to use common units in connection with acquisitions. Our limited partnership structure also provides tax advantages to our unitholders.

We conduct our operations in three geographical areas:  the Southwest, the Northeast and the Gulf Coast.  Our assets and operations in each of these areas are described below.

Southwest Business Unit

•                  East Texas. We own the East Texas System, consisting of natural gas gathering system pipelines, centralized compressor stations, and a natural gas processing facility and NGL pipeline. The East Texas System is located in Panola, Harrison and Rusk Counties and services the Carthage Field, one of Texas’ largest onshore natural gas fields. Producing formations in Panola County consist of the Cotton Valley, Pettit and Travis Peak formations, which together form one of the largest natural gas producing regions in the United States.  The East Texas segment has one customer, Targa Resources Partners, L.P., which makes up a significant portion of its segment revenues as well as 13% of the Partnership’s consolidated revenue in 2006.

•                  Oklahoma. We own the Foss Lake gathering system and the Arapaho gas processing plant, located in Roger Mills, Custer and Ellis counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant.  We also own a gathering system in the Woodford Shale play in the Arkoma Basin of southeastern Oklahoma, and we own the Grimes gathering system, which is located in Roger Mills and Beckham counties in western Oklahoma.  The Oklahoma segment has two customers which account for a significant portion of its segment revenue.  Of the two significant customers to the segment, only ONEOK, which accounts for 11% of consolidated revenue in 2006, was material to the Partnership.

•                  Other Southwest. We own a number of natural gas-gathering systems located in Texas, Louisiana, Mississippi and New Mexico, including the Appleby gathering system in the City and County of Nacogdoches, Texas. In addition, we own four lateral pipelines in Texas and New Mexico.  The Other Southwest segment does not have any customers which are considered to be significant to their segment.

Northeast Business Unit

•                  Appalachia. We are the largest processor of natural gas in the Appalachian Basin with fully integrated processing, fractionation, storage and marketing operations. Our Appalachian assets include the Kenova, Boldman, Maytown, Cobb and Kermit natural gas-processing plants, an NGL pipeline, an NGL fractionation plant and two caverns for storing propane.  The Appalachia segment has one customer which accounts for a significant portion of its segment revenue but does not account for a significant portion of the Partnership’s consolidated revenue.

•                  Michigan. We own and operate a crude oil pipeline in Michigan, which we refer to as the Michigan Crude Pipeline. The Michigan Crude Pipeline is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). We also own a natural gas-gathering system and the Fisk processing plant in Manistee County, Michigan.  The Michigan segment does not have any customers which are considered to be significant to their segment revenue.

Gulf Coast Business Unit

•                  Javelina. We own and operate the Javelina Processing Facility, a natural gas processing facility in Corpus Christi, Texas, which processes off-gas from six local refineries. The facility processes approximately 125 to 130 MMcf/d of inlet gas, but is expected to process up to its capacity of 142 MMcf/d as refinery output continues to grow.  The Javelina segment has five customers which account for a significant portion of its segment revenue but do not account for a significant portion of the Partnership’s consolidated revenue.

•                  Starfish. We own a 50% non-operating membership interest in Starfish, whose assets are located in the Gulf of Mexico and southwestern Louisiana. The Starfish interest is part of a joint venture with Enbridge Offshore Pipelines LLC, which is accounted for using the equity method; the financial results for Starfish are included in equity from earnings (losses) from unconsolidated affiliates and are not included in the Gulf Coast Business Unit results.

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

Most natural gas produced at the wellhead is not suitable for long-haul pipeline transportation or commercial use. It must be gathered, compressed and transported via pipeline to a central facility, and then processed to remove the heavier hydrocarbon components and other contaminants that interfere with pipeline transportation or the end-use of the gas. Our business includes providing these services either for a fee or a percentage of the NGLs removed or gas units processed. The industry as a whole is characterized by regional competition, based on the proximity of gathering systems and processing plants to producing natural gas wells, or to facilities that produce natural gas as a byproduct of refining crude oil.

MarkWest Energy also provides processing and fractionation services to crude oil refineries in the Corpus Christi, Texas, area through its Javelina Gas Processing and Fractionation facility. While similar to the natural gas industry diagram outlined above, the following diagram illustrates the significant gas processing and fractionation processes at the Javelina Facility:

Natural gas processing and treating involves the separation of raw natural gas into pipeline-quality natural gas, principally methane, and NGLs, as well as the removal of contaminants. Raw natural gas from the wellhead is gathered at a processing plant, typically located near the production area, where it is dehydrated and treated, and then processed to recover a mixed NGL stream. In the case of our Javelina facilities, the natural gas delivered to our processing plant is a byproduct of the crude oil refining process.

The removal and separation of individual hydrocarbons by processing is possible because of differences in physical properties. Each component has a distinctive weight, boiling point, vapor pressure and other physical characteristics. Natural gas may also be diluted or contaminated by water, sulfur compounds, carbon dioxide, nitrogen, helium or other components. We also produce a high quality hydrogen stream that is delivered back to certain refinery customers.

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

We face competition for natural gas and crude oil transportation and in obtaining natural gas supplies for our processing and related services operations; in obtaining unprocessed NGLs for fractionation; and in marketing our products and services. Competition for natural gas supplies is based primarily on the location of gas-gathering facilities and gas-processing plants, operating efficiency and reliability, and the ability to obtain a satisfactory price for products recovered. Competitive factors affecting our fractionation services include availability of capacity, proximity to supply and industry marketing centers, and cost efficiency and reliability of service. Competition for customers is based primarily on price, delivery capabilities, flexibility and maintenance of high-quality customer relationships.

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

We believe our competitive strengths include:

•                  Strategic and growing position with high-quality assets in the Southwest and the Gulf Coast. Our acquisitions and internal growth projects have allowed us to establish and expand our presence in several long-lived natural gas supply basins in the Southwest, particularly in Texas, Oklahoma and the Gulf Coast. In 2006, we expanded this strategy through our Newfield agreement by building the largest gathering system to date in the newly emerging Woodford Shale play in southeastern Oklahoma.  All of our major acquisitions in these regions have been characterized by several common critical success factors that include:

–    an existing strong competitive position;

–    access to a significant reserve or customer base with a stable or growing production profile;

–    ample opportunities for long-term continued organic growth;

–    ready access to markets; and

–    close proximity to other acquisition or expansion opportunities.

Specifically, our East Texas and Appleby gathering systems are located in the East Texas basin producing from both the Cotton Valley and Travis Peak reservoirs. Our Foss Lake gathering system and the associated Arapaho gas processing plant, which we refer to as our western Oklahoma assets, are located in the Anadarko basin in Oklahoma. Additionally, as mentioned above, our Woodford gathering system is located in the rapidly growing Woodford shale reservoir.  Finally, our Starfish asset gathers gas from multiple reservoirs in the Gulf of Mexico.  Each of these basins are highly prolific with long lived reserves and significant growth potential.  Our gathering systems are relatively new and provide producers with low-pressure and fuel-efficient service, a significant competitive advantage for us over many competing gathering systems in those areas. We believe this competitive advantage is evidenced by our growing throughput volumes on our East Texas, Appleby, western and southeastern Oklahoma operations.

•                  Leading position in the Appalachian Basin. We are the largest processor of natural gas in Appalachia. We believe our significant presence and asset base provide us with a competitive advantage in capturing and contracting for new supplies of natural gas. The Appalachian Basin is a large natural gas-producing region characterized by long-lived reserves with modest decline rates and natural gas with high NGL content. These reserves provide a stable supply of natural gas for our processing plants and our Siloam NGL fractionation facility. Our concentrated infrastructure, and available land and storage assets, in Appalachia should provide us with a platform for additional cost-effective expansion.

•                  Stable cash flows. We believe our numerous fee-based contracts and our active commodity risk management program provide us with stable cash flows. For the year ended December 31, 2006, we generated approximately 32% of our net operating margin (a non-GAAP financial measure, see Item1.Business — Our Contracts) from fee-based services.  Net operating margin depends on throughput volume, but is typically not affected by short-term changes in commodity prices. In addition, a portion of our fee-based business is generated by our four lateral pipelines in the Southwest, which typically provide fixed transportation fees independent of the volumes transported. We also believe that an active commodity risk management program is a significant component of providing stable cash flows as our commodity exposure grows with our expanding operations.

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

•                  Long-term Contracts. We believe our long-term contracts, which we define as contracts with remaining terms of four years or more, lend greater stability to our cash-flow profile. For the year ended December 31, 2006, approximately 67% of our inlet volumes were tied to long-term contracts. In East Texas, approximately 80% of our current gathering volumes as of December 31, 2006, are under contract for longer than five years. Two of our Pinnacle lateral pipelines operate under fixed-fee contracts for the transmission of natural gas that expire in approximately 16 and 24 years, respectively. Approximately 26% of our daily throughput in the Foss Lake gathering system and Arapaho processing plant in western Oklahoma is subject to contracts with remaining terms of five years or more. In Appalachia, we have natural gas processing and NGL fractionation contracts with remaining terms from 5 to 11 years. In Michigan, our natural gas transportation, treating and processing agreements have remaining terms of 10 to 22 years.

•                  Experienced management with operational, technical and acquisition expertise. Each member of our executive management team has substantial experience in the energy industry. Our facility managers have extensive experience operating our facilities. Our operational and technical expertise has enabled us to upgrade our existing facilities, as well as to design and build new ones, specifically the Carthage gas processing plant.  Since our initial public offering in May 2002, our management team has utilized a disciplined approach to analyze and evaluate numerous acquisition opportunities, and has completed nine acquisitions. We intend to continue to use our management’s experience and disciplined approach in evaluating and acquiring assets to grow through accretive acquisitions — those acquisitions expected to increase our throughput volumes and cash flow distributable to our unitholders.

•                  Financial strength and flexibility. During 2006, we issued approximately $126.0 million of equity. Our goal is to maintain a capital structure with approximately equal amounts of debt and equity on a long-term basis.

As of December 31, 2006, we have available borrowing capacity of approximately $218.4 million under our $250.0 million revolving credit facility. This amount is determined on a quarterly basis and is further adjusted to take into consideration the cash flow contribution of an acquisition at the time of its closing. The credit facility, together with our ability to issue additional partnership units for financing and acquisition purposes, should provide us with a flexible financial structure that will facilitate the execution of our business strategy.

Our primary business strategy is to grow our business and increase distributable cash flow, and in turn distributions per unit to our common unitholders, improving financial flexibility and increasing our ability to access capital to fund our growth. We plan to accomplish this through the following:

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

•                  Expanding operations through internal growth projects. By expanding our existing infrastructure and customer relationships, we intend to continue growing in our primary areas of operation to meet the anticipated need for additional midstream services. During 2006, we spent approximately $75.1 million of growth capital to expand several of our gathering and processing operations. Projects included the initial construction of the Woodford gathering system in the Arkoma Basin in eastern Oklahoma, ongoing compressor expansions in East Texas, and well connection expansion projects in the Southwest Business Unit.

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

The Partnership engages in risk management activities in order to reduce the effect of commodity price volatility related to future sales of natural gas, ethane, propane and crude oil. It may utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps, options available in the over-the-counter market, and futures contracts traded on the New York Mercantile Exchange. The Partnership monitors these activities through enforcement of our risk management policy (see Item 7A, “Commodity Price Risk”).

To better understand our business and the results of operations discussed in Item 6, “Selected Financial Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” the following three factors are important to consider:

•                  the nature of the contracts from which we derive our revenues;

•                  the difficulty in comparing our results of operations across periods because of our acquisition activity; and

•                  the nature of our relationship with MarkWest Hydrocarbon, Inc.

Our Contracts

We generate the majority of our revenues and net operating margin (a non-GAAP measure, see below for discussion and reconciliation of net operating margin) from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation. We enter into a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following different types of arrangements (all of which constitute midstream energy operations):

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

As of December 31, 2006, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 25% (as measured in volumes) of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment. Due to our ability to operate the Arapaho plant in several recovery modes, our overall keep-whole contract exposure is limited to a small portion of the operating costs of the plant.

Approximately 18% of the gas processed in East Texas for producers was processed under keep-whole terms. Our keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system. This excess gas helps offset the amount of replacement natural gas purchases required to keep our producers whole on an MMbtu basis, thereby creating a partial natural hedge. The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices. The Partnership has an active commodity risk management program in place to reduce the impacts of changing NGL prices.

Management evaluates contract performance on the basis of net operating margin (a non-GAAP financial measure), which is defined as income (loss) from operations, excluding facility expense, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement. These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with United States GAAP. Our usage of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.

The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues	$575,952	$499,084	$301,314
Purchased product costs	322,278	366,878	211,534
Net operating margin	253,674	132,206	89,780
Facility expenses	60,112	47,972	29,911
Selling, general and administrative	44,185	21,573	16,133
Depreciation	29,993	19,534	15,556
Amortization of intangible	16,047	9,656	3,640
Accretion of asset retirement obligation	102	159	13
Impairments	—	—	130
Income from operations	$103,235	$33,312	$24,397

For the year ended December 31, 2006, we calculated the following approximate percentages of our revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Percent-of- Index (2)	Keep-Whole (3)	Total
Revenues	14%	25%	43%	18%	100%
Net operating margin	32%	38%	13%	17%	100%

(1)           Includes other types of arrangements tied to NGL prices.

(2)           Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)           Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

Our short natural gas positions under our keep-whole contracts are largely offset by our long positions in our other operating areas. As a result, our net exposure to natural gas is not significant. While the percentages in the table above accurately reflect the percentages by contract type, we manage our business by taking into account the offset described above, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis. When considered on this basis, the calculated percentages for the net operating margin in the table above for Percent-of-Proceeds, Percent-of-Index and Keep-Whole contracts change to 62%, 0% and 6%, respectively.

Acquisitions

Since our initial public offering, we have completed nine acquisitions for an aggregate purchase price of approximately $810 million, net of working capital. The following table sets forth information regarding each of these acquisitions:

Name	Assets	Location	Consideration	Closing Date

Santa Fe	Grimes gathering system	Oklahoma	$15.0	December 29, 2006

Javelina (1)	Gas processing and fractionation facility	Corpus Christi, TX	398.8	November 1, 2005

Starfish (2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005

East Texas	Gathering system and gas procession assets	East Texas	240.7	July 30, 2004

Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004

Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003

Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003

Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003

Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)   Consideration includes $35.5 million in cash.
(2)   Represents a 50% non-controlling interest.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. We expect to continue deriving a portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon; however, the percentage of our revenues and net operating margins will likely continue to decline as our other businesses grow. For the year ended December 31, 2006, it accounted for 13% of our revenues compared to 13% of our revenues for the year ended December 31, 2005. As of December 31, 2006, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 17% interest in the Partnership, consisting of 1,200,000 subordinated units, 3,738,992 common units and a 2% general partner interest.

Neither we nor our General Partner have any employees.  However, under a Services Agreement entered into between our General Partner and MarkWest Hydrocarbon, Inc., MarkWest Hydrocarbon acts in a management capacity rendering day-to-day operational, business and asset management, accounting, information services, personnel and related administrative services to the Partnership. In return, the Partnership reimburses MarkWest Hydrocarbon for all documented expenses incurred on behalf of the Partnership and which are expressly designated as reasonably necessary for the performance of the prescribed duties and specified functions.  General corporate expenses and costs that are not specifically linked to either MarkWest Hydrocarbon or us are allocated in accordance with an approved allocation methodology which is designed to ensure that neither entity bears a disproportionate or unfair burden of the other company’s costs and expenses, and is reflective of respective income statements.  Additionally, at the time of our IPO we entered into the following agreements with MarkWest Hydrocarbon:

•              an Omnibus Agreement  governing potential competition and indemnification obligations among us and the other parties to the agreement;

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

For a more detailed description of these agreements, see “Part III, Item 13—Certain Relationships and Related Transactions.”

Segment Reporting

Segments. As described below, we have six segments, based on geographic areas of operations. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Form 10-K, and “Financial Statements and Supplementary Data,” included in Item 8 of this report on Form 10-K.

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

•        Oklahoma. We own the Foss Lake gathering system and the Arapaho gas processing plant, located in Roger Mills, Custer and Ellis counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant. After processing, the residue gas is delivered to a third-party pipeline and natural gas liquids are sold to a single customer.  We also own a gathering system in the Woodford Shale play in the Arkoma Basin of southeastern Oklahoma, and we own the Grimes gathering system, which is located in Roger Mills and Beckham counties in western Oklahoma.

•        Other Southwest. We own a number of natural gas gathering systems located in Texas, Louisiana, Mississippi and New Mexico. These systems generally service long-lived natural gas basins that continue to experience drilling activity. We gather a significant portion of the gas produced from fields adjacent to our gathering systems. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer. We also own four lateral pipelines in Texas and New Mexico.

Northeast Business Unit

•        Appalachia. We are the largest processor of natural gas in the Appalachian Basin, with fully integrated processing, fractionation, storage and marketing operations. The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. Our Appalachian assets include the Kenova, Boldman, Maytown, Cobb and Kermit natural gas processing plants, an NGL pipeline, an NGL fractionation plant and two caverns for storing propane.

•        Michigan. We own a common carrier crude oil gathering pipeline in Michigan. We refer to this system as the Michigan Crude Pipeline. We also own a natural gas gathering system and the Fisk processing plant in Manistee County, Michigan.

Gulf Coast Business Unit

•        Javelina. On November 1, 2005, we acquired 100% of the equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were owned 40%, 40% and 20%, respectively, by subsidiaries of El Paso Corporation, Kerr-McGee Corporation, and Valero Energy Corporation. The Javelina entities own and operate a natural gas processing facility in Corpus Christi, Texas, which treats and processes off-gas from six local refineries. The facility was constructed to recover hydrogen and up to 28,000 barrels per day of NGLs, including olefins (ethylene and propylene), ethane, propane, mixed butane and pentanes. The facility processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs.

We own a 50% non-operating membership interest in Starfish, whose assets are located in the Gulf of Mexico and southwestern Louisiana. The Starfish interest is part of a joint venture with Enbridge Offshore Pipelines LLC, which is accounted for using the equity method; the financial results for Starfish are included in equity from earnings from unconsolidated affiliates and are not included in the Gulf Coast Business Unit results.

The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see Item1.Business — Our Contracts) generated by our assets, by geographic region, for the year ended December 31, 2006:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total

Revenue	21%	36%	16%	13%	2%	12%	100%
Net operating margin	33%	15%	7%	13%	4%	28%	100%

Regulatory Matters

 Our operations are subject to extensive regulations. The failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on our operations increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors. Due to the myriad of complex federal, state, provincial and local regulations that may affect us, directly or indirectly, reliance on the following discussion of certain laws and regulations should not be considered an exhaustive review of all regulatory considerations affecting our operations.

Pipeline and Gathering Regulation

Interstate Gas Pipelines.     Our natural gas pipeline operations are subject to federal, state and local regulatory authorities. Specifically, our Hobbs, New Mexico natural gas pipeline and our Michigan crude oil pipeline facilities and related assets are subject to regulation by the FERC.  Federal regulation extends to such matters as:

–                 rate structures;

–                 rates of return on equity;

–                 recovery of costs;

–                 the services that our regulated assets are permitted to perform;

–                 the acquisition, construction and disposition of assets; and

–                 to an extent, the level of competition in that regulated industry.

Under the Natural Gas Act, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters. Natural gas companies may not charge rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. The rates and terms and conditions for our service will be found in FERC-approved tariffs. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. We cannot assure you that FERC will continue to pursue its approach of procompetitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, and transportation facilities. Any successful complaint or protest against our rates, or loss of market-based rate authority by FERC could have an adverse impact on our revenues associated with providing interstate gas transportation services.

Should our FERC regulated pipeline operations fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1,000,000 per day for each violation.

Gathering and Intrastate Pipeline Regulation.   Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from the jurisdiction of FERC.  We own a number of facilities that we believe meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. In the states in which we operate, regulation of gathering facilities and intrastate pipeline facilities generally includes various safety, environmental and, in some circumstances, open access, nondiscriminatory take requirement and complaint-based rate regulation. For example, some of our natural gas gathering facilities are subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling.  Similarly, common purchaser statutes generally require gatherers to purchase gas without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply.  These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels now that FERC has taken a less stringent approach to regulation of the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Our gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Our intrastate gas pipeline facilities are subject to various state laws and regulation that affect the rates we charge and terms of service. Although state regulation is typically less onerous than at FERC, state regulation typically requires pipelines to charge just and reasonable rates and to provide service on a non-discriminatory basis. The rates and service of an intrastate pipeline generally are subject to challenge by complaint.

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

Crude Common Carrier Pipeline Operations.     Our Michigan Crude Pipeline is a crude oil pipeline that is a common carrier and subject to regulation by the FERC under the October 1, 1977 version of the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (“EPAct 1992”). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on the interstate common carrier liquids pipelines and generally require the rates and practices of interstate liquids pipelines to be just and reasonable and nondiscriminatory. The ICA also requires tariffs to be maintained on file with the FERC that set forth the rates it charges for providing transportation services on its interstate common carrier liquids pipelines as well as the rules and regulations governing these services. EPAct 1992 and its implementing regulations allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

With respect to our Michigan Crude Pipeline, we filed a tariff establishing a cost-of-service rate structure to be effective starting January 1, 2006. Two shippers and a producer protested the filing. On December 29, 2005, the Commission accepted our filing and permitted the rates to go into effect subject to refund. The Commission established hearing procedures but first referred the parties to settlement discussions before a FERC-appointed settlement judge. On January 31, 2006, the parties submitted a settlement to the FERC that re-established the pre-existing Michigan intrastate pipeline rates with minor modifications and place a moratorium on rate changes or challenges for a three-year period, with limited exceptions. On March 7, 2006, the FERC settlement judge certified the settlement to the FERC as uncontested and fair, reasonable, and in the public interest.

Environmental Matters

General.

Our processing and fractionation plants, pipelines, and associated facilities are subject to multiple environmental obligations and potential liabilities under a variety of stringent and comprehensive federal, state and local laws and regulations. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, and solid and hazardous waste management. Failure to comply with these stringent and comprehensive requirements may expose us to fines, penalties and/or interruptions in our operations that could influence our results of operations.

We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations, and that the cost of continued compliance with such laws and regulations will not have a material adverse effect on our results of operations or financial condition. We cannot ensure, however, that existing environmental laws and regulations will not be revised or that new laws and regulations will not be adopted or become applicable to us. The clear trend in environmental law is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental-regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional environmental requirements that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have material adverse effect on our business, financial condition, results of operations and cash flow.

Hazardous Substance and Waste.

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control environmental pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of “hazardous substance” into the environment. These persons include the owner or operator of a site where a release occurred, both current and past, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, liability is imposed upon persons under a strict liability theory, that is without regard to intent or fault, and these persons may be subject to joint and several liability for the costs of removing or remediating hazardous substances that have been released into the environment, for restoration and damages to natural resources, and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. While we generate materials in the course of our operations that are regulated as hazardous substances, we have not received any notification that we may be potentially responsible for cleanup costs under CERCLA. We also may incur liability under the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes, which impose requirements relating to the handling and disposal of hazardous wastes and nonhazardous solid wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements.

We currently own or lease, and have in the past owned or leased, properties that have been used over the years for natural gas gathering and processing, for NGL fractionation, transportation and storage and for the storage and gathering and transportation of crude oil. Although solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years, a possibility exists that hydrocarbons and other solid wastes or hazardous wastes may have been disposed of on or under various properties owned or leased by us during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination or to perform remedial operations to prevent future contamination. We do not believe that there presently exists significant surface and subsurface contamination of our properties by hydrocarbons or other solid wastes for which we are currently responsible.

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

Air.

The Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. While we may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits addressing other air emission-related issues, we do not believe that such requirements will have a material adverse affect on our operations.

Water.

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Such discharges are prohibited, except in accord with the terms of a permit issued by the EPA or the state. Any unpermitted release of pollutants, including natural gas liquids or condensates, could result in penalties, as well as significant remedial obligations. We believe that we are in substantial compliance with the Clean Water Act.

Pipeline Safety Regulations

Our pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Safety Act of 1992, as amended, and the newly enacted Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, (collectively the “Pipeline Safety Acts”), and the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”), as amended; and the Pipeline Integrity Management (“PIM”) in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192, effective February 14, 2004, relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The Pipeline Safety Act of 1992 required the Research and Special Programs Administration of the DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. The DOT’s pipeline operator qualification rules require minimum qualification requirements for personnel performing operations and maintenance activities on hazardous liquid pipelines. HLPSA covers crude oil, carbon dioxide, NGL and petroleum products pipelines and requires any entity which owns or operates pipeline facilities to comply with the regulations under HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The Pipeline Integrity Management in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192 (PIM) requires operators of gas transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 expands the DOT’s authority and calls for additional studies and additional regulations to be promulgated in many areas, including integrity management, corrosion control, incident reporting, inspection and enforcement orders.  While we believe that our pipeline operations are in substantial compliance with applicable requirements, due to the possibility of new or amended laws and regulations, or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the requirements will not have a material adverse effect on our results of operations or financial position.

Our affiliate MarkWest Energy Appalachia, L.L.C. (“MEA”) operates the Appalachia Liquids Pipeline System (“ALPS”) pipeline to transport NGLs from our Maytown gas processing plant to our Siloam fractionator. This pipeline is owned by Equitable Production Company, and is leased and operated by MEA.  On November 8, 2004, a leak and an ensuing fire occurred on the line in the area of Ivel, Kentucky, and the line was taken out of service pending investigation and repair.  In accordance with an Office of Pipeline Safety (“OPS”) Corrective Action Order, MEA successfully conducted a hydrostatic test of the affected portion of the ALPS pipeline in 2005 and OPS authorized a partial return to service of the affected pipeline in October 2005.  As part of its ongoing operation of the ALPS pipeline, MEA continued to perform pipeline integrity assessments and implement an in-line inspection program on the ALPS pipeline.  Preliminary data from a four mile section of its in-line inspection program identified areas for investigation and corrective action.  In November 2006, MEA temporarily idled the line while additional assessment and appropriate investigation was undertaken to address these concerns.  In late January 2007, MEA received the completed report from its in-line inspection operator and consultant.  This report indicated areas of significant external corrosion or other defects in the four mile section of pipeline in which the in-line inspection was conducted.  The assessment of this completed report, coupled with other information MEA has gathered, will continue to be reviewed and MEA will work with Equitable to determine what the most appropriate corrective action may be.  In the interim, the pipeline will be maintained in idle status.  MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining the pipeline in idle status, and as a result, operations have not been interrupted.  The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

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

Employees

We do not have any employees. Our general partner, or its affiliates, employs approximately 318 individuals to operate our facilities and provide general and administrative services, as our agents. The Paper, Allied Industrial, Chemical and Energy Workers International Union Local 5-372 represents 14 employees at our Siloam fractionation facility in South Shore, Kentucky. The collective bargaining agreement with this union was renewed on July 11, 2005, for a term of three years. The agreement covers only hourly, non-supervisory employees. We consider labor relations to be satisfactory at this time.

Available Information

Our principal executive office is located at 1515 Arapahoe Street, Tower 2, Suite 700, Denver, Colorado 80202-2126. Our telephone number is 303-925-9200. Our common units trade on the American Stock Exchange under the symbol “MWE.”  You can find more information about us at our Internet website, www.markwest.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports are available free of charge through our internet website as soon as reasonably practicable after we electronically file or furnish such material with the Securities & Exchange Commission.

ITEM 1A.               Risk Factors

In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating MarkWest Energy Partners.

Risks Inherent in Our Business

We may not have sufficient cash after the establishment of cash reserves and payment of our general partner’s fees and expenses to enable us to pay distributions at the current level.

The amount of cash we can distribute on our units depends principally on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•        the fees we charge and the margins we realize for our services and sales;

•        the prices of, level of production of, and demand for natural gas and NGLs;

•        the volumes of natural gas we gather, process and transport;

•        the level of our operating costs, including reimbursement of fees and expenses of our general partner; and

•        prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•        our debt service requirements;

•        fluctuations in our working capital needs;

•        our ability to borrow funds and access capital markets;

•        restrictions contained in our debt agreements;

•        the level of capital expenditures we make, including capital expenditures incurred in connection with our enhancement projects;

•        the cost of acquisitions, if any; and

•        the amount of cash reserves established by our general partner.

Unitholders should be aware that the amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which is affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

Our ability to grow depends in part on our ability to make acquisitions that result in an increase in the cash generated from operations per unit. If we are unable to make these accretive acquisitions because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited.

If we are unable to successfully integrate our future acquisitions, our future financial performance may suffer.

Our future growth will depend in part on our ability to integrate our future acquisitions. We cannot guarantee that we will successfully integrate any acquisitions into our existing operations, or that we will achieve the desired profitability and anticipated results from such acquisitions. Failure to achieve such planned results could adversely affect our financial condition and results of operations.

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

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, we may discover previously unknown liabilities including those under the same stringent environmental laws and regulations relating to releases of pollutants into the environment and environmental protection as applicable to our existing plants, pipelines and facilities. If so, our operation of these new assets could cause us to incur increased costs to address these liabilities or to attain or maintain compliance with such requirements. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

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

•        impair our ability to obtain additional financings in the future for working capital, capital expenditures, acquisitions, or general partnership and other purposes;

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

Furthermore, these consequences could limit our ability, and the ability of our subsidiaries, to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Our existing credit facility contains covenants requiring us to maintain specified financial ratios and satisfy other financial conditions, which may limit our ability to grant liens on our assets, make or own certain investments, enter into any swap contracts other than in the ordinary course of business, merge, consolidate, or sell assets, incur indebtedness senior to the credit facility, make distributions on equity investments, and declare or make, directly or indirectly, any distribution on our common units. Our obligations under the credit facility are secured by substantially all of our assets and guaranteed by us and all of our subsidiaries, other than our operating company, which is the borrower under the credit facility. In particular, we may be unable to meet those ratios and conditions. Any future breach of any of these covenants or our failure to meet any of these ratios or conditions could result in a default under the terms of our credit facility, which could result in acceleration of our debt and other financial obligations. If we were unable to repay those amounts, the lenders could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral.

A significant decrease in natural gas production in our areas of operation would reduce our ability to make distributions to our unitholders.

Our gathering systems are connected to natural gas reserves and wells, from which the production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our gathering systems and the utilization rate at our processing plants and our treating and fractionation facilities, we must continually obtain new natural gas supplies. Our ability to obtain additional sources of natural gas depends in part on the level of successful drilling activity near our gathering systems.

We have no control over the level of drilling activity in the areas of our operations, the amount of reserves associated with the wells or the rate at which production from a well will decline. In addition, we have no control over producers or their production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations and the availability and cost of capital. Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil and natural gas reserves. Drilling activity generally decreases as oil and natural gas prices decrease. Natural gas prices reached historic highs in 2005 and early 2006 but have declined in the second half of 2006. These recent declines in natural gas prices are beginning to have a negative impact on production activity, and if sustained, could lead to a material decrease in such production activity and ultimately to exploration activity.

Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells due to reductions in drilling activity or competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to unitholders.

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

MarkWest Hydrocarbon accounts for a significant portion of our revenues and net operating margin. These revenues and margins are generated by the volumes of natural gas contractually committed to MarkWest Hydrocarbon by certain producers in the Appalachian region, as well as the fees generated from processing, transportation, fractionation and storage services provided to MarkWest Hydrocarbon. We expect to derive a significant portion of our revenues and net operating margin from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future. Any default or nonperformance by MarkWest Hydrocarbon could significantly reduce our revenues and cash flows. Thus, any factor or event adversely affecting MarkWest Hydrocarbon’s business, creditworthiness or its ability to perform under its contracts with us, or its other contracts related to our business, could also adversely affect us.

The fees charged to third parties under our gathering, processing, transmission, transportation, fractionation and storage agreements may not escalate sufficiently to cover increases in costs. The agreements may not be renewed or may be suspended in some circumstances.

Our costs may increase at a rate greater than the fees we charge to third parties. Furthermore, third parties may not renew their contracts with us. Additionally, some third parties’ obligations under their agreements with us may be permanently or temporarily reduced due to certain events, some of which are beyond our control, including force majeure events wherein the supply of either natural gas, NGLs or crude oil are curtailed or cut off. Force majeure events include (but are not limited to): revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of equipment or our facilities or facilities of third parties. If the escalation of fees is insufficient to cover increased costs, if third parties do not renew or extend their contracts with us or if any third party suspends or terminates its contracts with us, our financial results would suffer.

We are exposed to the credit risks of our key customers, and any material nonpayment or nonperformance by our key customers could reduce our ability to make distributions to our unitholders.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers could reduce our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.

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

As a consequence of the increase in competition in the industry, and the volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternative fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could affect our profitability. For more information regarding our competition, please read “Business — Industry Overview” in Item 1of Part 1 of this report.

Our profitability is affected by the volatility of NGL product and natural gas prices.

We are subject to significant risks associated with frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and NGLs have been volatile, and we expect this volatility to continue. The NYMEX daily settlement price of natural gas for the prompt month contract in 2005 ranged from a high of $15.38 per MMBtu to a low of $5.79 per MMBtu in 2005. In 2006, the same index ranged from a high of $12.48 per MMBtu to a low of $4.20 per MMBtu. A composite of the weighted monthly average NGLs price at our Appalachian facilities based on our average NGLs composition in 2005 ranged from a high of approximately $1.25 per gallon to a low of $0.83 per gallon. In 2006, the same composite ranged from approximately $1.27 per gallon to approximately $1.03 per gallon. The markets and prices for natural gas and NGLs depend upon factors beyond our control. These factors include demand for oil, natural gas and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

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

Our net operating margins under various types of commodity-based contracts are directly affected by changes in NGL product prices and natural gas prices, thus are more sensitive to volatility in commodity prices than our fee-based contracts. Additionally, our purchase and resale of gas in the ordinary course of business exposes us to significant risk of volatility in gas prices due to the potential difference in the time of the purchases and sales, and the potential existence of a difference in the gas price associated with each transaction.

Our commodity derivative activities may reduce our earnings, profitability and cash flows.

Our operations expose us to fluctuations in commodity prices. We utilize derivative financial instruments related to the future price of crude oil, natural gas and certain NGLs with the intent of reducing volatility in our cash flows due to fluctuations in commodity prices.

The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. We have a policy to enter into derivative transactions related to only a portion of the volume of our expected production or fuel requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — and Item 7A. Quantitative and Qualitative Disclosures about Market Risk” as set forth in this report. Our actual future production or fuel requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our hedging policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. For further information about our risk management policies and procedures, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — and Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk and Our Risk Management Policy” as set forth in this report.

We have found a material weakness in our internal controls that requires remediation and concluded, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal controls over financial reporting at December 31, 2006, were not effective.

As we discuss in our Management’s Report on Internal Control over Financial Reporting in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K, we have discovered deficiencies, including a material weakness, in our internal controls over financial reporting as of December 31, 2006. In particular, we identified, and Deloitte & Touche LLP’s audit report on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006 confirmed the presence of, the following material weakness:

•              Accounting for derivative financial instruments.

At December 31, 2006, management identified and Deloitte and Touche LLP confirmed in their opinion on internal controls, the existence of a continuing material weakness related to accounting for derivatives. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of year-end, management did not have a process for monitoring existing contracts in response to changes in SFAS No. 133 and had not conducted a comprehensive review of substantially all contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivative implications and SFAS No. 133 issues were made appropriately and remained appropriate. A comprehensive review was deemed necessary because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed. Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses.

In addition, we and Deloitte & Touche LLP identified material weaknesses in our control environment and our risk management and accounting for derivative financial instruments as of December 31, 2005. Additionally, we and KPMG LLP, our independent registered public accounting firm at that time, identified material weaknesses in our internal control over financial reporting as of December 31, 2004.

The full impact of our efforts to remediate the identified material weaknesses had not been realized as of December 31, 2006 and may not be sufficient to maintain effective internal controls in the future. We may not be able to implement and maintain adequate controls over our financial processes and reporting, which may require us to restate our financial statements in the future. In addition, we may discover additional past, ongoing or future material weaknesses or significant deficiencies in our financial reporting system in the future. Any failure to implement new controls, or difficulty encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common units.

Transportation on certain of our pipelines may be subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our profitability.

Some of our gas, liquids and crude oil transmission operations are subject to rate and service regulations under FERC or various state regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas and oil in interstate commerce, and FERC’s regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities; accounts and records; and depreciation and amortization policies. Intrastate natural gas pipeline operations and transportation on proprietary natural gas or petroleum products pipelines are generally not subject to regulation by FERC, and the Natural Gas Act (“NGA”) specifically exempts some gathering systems. Yet such operations may still be subject to regulation by various state agencies. The applicable statutes and regulations generally require that our rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render services. We cannot assure unitholders that FERC will not at some point determine that such gathering and transportation services are within its jurisdiction, and regulate such services. FERC rate cases can involve complex and expensive proceedings. For more information regarding regulatory matters that could affect our business, please read “Item 1. Business — Regulatory Matters” as set forth in this report.

If we are unable to obtain new rights-of-way or the cost of renewing existing rights-of-way increases, then we may be unable to fully execute our growth strategy and our cash flows could be adversely affected.

The construction of additions to our existing gathering assets may require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to renew existing rights-of-way. If the cost of obtaining new rights-of-way or renewing existing rights-of-way increases, then our cash flows could be adversely affected.

We are indemnified for liabilities arising from an ongoing remediation of property on which our facilities are located and our results of operation and our ability to make payments of principal and interest on our debt and distributions to our unitholders could be adversely affected if the indemnifying party fails to perform its indemnification obligation.

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

Numerous governmental agencies enforce comprehensive and stringent laws and regulations on a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs due to stricter pollution-control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. New environmental laws and regulations might adversely influence our products and activities. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. In addition, we face the risk of accidental releases or spills associated with our operations. These could result in material costs and liabilities, including those relating to claims for damages to property and persons. Our failure to comply with environmental or safety-related laws and regulations could result in administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even injunctions that restrict or prohibit our operations. For more information regarding the environmental, safety and other regulatory matters that could affect our business, please read “Item 1. Business — Regulatory Matters,” “Item 1. Business — Environmental Matters,” and “Item 1. Business — Pipeline Safety Regulations” each as set forth in this report.

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

As a result of damage caused by Hurricanes Katrina and Rita in the Gulf of Mexico and Gulf Coast regions in 2005, insurance costs related to oil and gas assets in these regions have increased significantly. We may be unable to obtain insurance on our interest in Starfish at rates we consider reasonable.

During 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. The loss to both offshore and onshore assets resulting from the hurricanes has led to substantial insurance claims within the oil and gas industry. Along with other industry participants, insurance costs have increased within this region as a result of these developments. We have renewed our insurance coverage relating to Starfish and mitigated a portion of the cost increase by reducing our coverage and broadening the self-insurance element of our overall coverage. In the future, we may be unable to obtain adequate insurance on our interest in Starfish at rates we consider reasonable and as a result may experience losses that are not insured or that exceed the maximum limits under our insurance policies. If a significant negative event that is not fully insured occurs with respect to Starfish, it could materially and adversely affect our financial condition and results of operations.

A shortage of skilled labor may make it difficult for us to maintain labor productivity at competitive costs and could adversely affect our profitability.

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

Our business may suffer if any of our key senior executives discontinues employment with us or if we are unable to recruit and retain highly skilled accounting and finance staff.

Our future success depends to a large extent on the services of our key corporate employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees, particularly accounting, finance and other key back-office and mid-office personnel. The competition for these employees is intense, and the loss of these employees could harm our business. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

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

MarkWest Hydrocarbon and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of the unitholders.

MarkWest Hydrocarbon and its affiliates own and control our general partner. MarkWest Hydrocarbon and its affiliates also own a significant limited partner interest in us. A number of officers and employees of MarkWest Hydrocarbon and our general partner also own interests in us. Conflicts of interest may arise between MarkWest Hydrocarbon and its affiliates, including us and our general partner. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates including our general partner on the one hand, and us and our unitholders, on the other hand. These conflicts include, among others, the following situations:

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

•                                              Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

•                                              Our general partner may establish reserves for distribution on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters.

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

We may issue additional common units without unitholder approval, which would dilute individual ownership interests.

During the subordination period, our general partner, without the approval of our unitholders, may cause us to issue up to 2,415,000 additional common units. Our general partner, without unitholder approval, may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, in several circumstances. These include:

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

•                                              the market price of the common units may decline; and

•                                              the ratio of taxable income to distributions may increase.

After the end of the subordination period, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Our Partnership Agreement does not give our unitholders the right to approve our issuance of equity securities ranking junior to the common units at any time.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time more than 80% of the outstanding common units are owned by our general partner and its affiliates, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units.

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of our business.

Under Delaware law, unitholders could be held liable for our obligations as a general partner if a court determined that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the Partnership Agreement, or to take other action under our Partnership Agreement was considered participation in the “control” of our business.

Our general partner usually has unlimited liability for our obligations, such as its debts and environmental liabilities, except for those of our contractual obligations that are expressly made without recourse to our general partner.

In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by states. If the IRS were to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, then our cash flows would be substantially reduced.

The anticipated after-tax benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash flows would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our cash flows would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be reduced to reflect the impact of that law on us.

ITEM 1B.               Unresolved Staff Comments

None.

ITEM 2.                    Properties

Gas Processing Facilities:

The locations, approximate capacity, and throughput of our gas-processing plants as of and for the year ended December 31, 2006, are as follows:

				Year ended December 31, 2006
Facility	Location	Year of Initial Construction	Design Throughput Capacity	Natural Gas Throughput	Utilization of Design Capacity	NGL Throughput
			(Mcf/d)	(Mcf/d)		(Gal/d)
East Texas:
East Texas processing plant	Panola County, TX	2005	200,000	161,300	81%	NA

Oklahoma:
Arapaho processing plant	Custer County, OK	2000	90,000	87,500	97%	217,000

Appalachia:
Kenova processing plant (1)	Wayne County, WV	1996	160,000	133,000	83%	NA
Boldman processing plant (1)	Pike County, KY	1991	70,000	41,000	59%	NA
Maytown processing plant (1)	Floyd County, KY	2000	55,000	59,000	107%	NA
Cobb processing plant	Kanawha County, WV	2005	25,000	28,000	112%	NA
Kermit processing plant (1) (2)	Mingo County, WV	2001	32,000	NA	NA	NA

Michigan:
Fisk processing plant	Manistee County, MI	1998	35,000	6,500	19%	15,500

Gulf Coast:
Javelina processing plant (3)	Corpus Christi, TX	1989	142,000	124,000	87%	1,098,483

(1)             A portion of the gas processed at Maytown and Boldman plants, and all of the gas processed at Kermit plant, is further processed at Kenova plant to recover additional NGLs.

(2)             The Kermit processing plant is operated by a third party solely to prevent liquids from condensing in the gathering and transmission pipelines upstream of MarkWest Energy Partners’ Kenova plant. The Partnership does not receive Kermit gas volume information but does receive all of the liquids produced at the Kermit facility.

(3)             MarkWest Energy Partners acquired the Javelina processing plant on November 1, 2005.

Fractionation Facility:

The location, approximate capacity, and throughput of our fractionation facility as of and for the year ended December 31, 2006, is as follows:

				Year ended December 31, 2006
Pipeline	Location	Year of Initial Construction	Design Throughput Capacity (gal/d)	NGL Throughput (gal/day)	Utilization of Design Capacity
Appalachia:
Siloam Fractionation Plant	South Shore, KY	1957	600,000	455,000	76%

Natural Gas Pipelines:

The name, approximate length in miles, geographical location, and throughput of our pipelines as of and for the year ended December 31, 2006, are as follows:

					Year ended December 31, 2006
Facility	Location	Miles	Year of Initial Construction	Design Throughput Capacity	Natural Gas Throughput	Utilization of Design Capacity
				(Mcf/d)	(Mcf/d)
East Texas:
East Texas gathering system	Panola County, TX	311	1990	410,000	378,000	92%

Oklahoma:
Foss Lake gathering system	Roger Mills and Custer County, OK	240	1998	100,000	87,500	88%
Grimes gathering system (4)	Beckham, Roger Mills Counties, OK	25	2005	25,000	NA	NA
Woodford Shale gathering system (5)	Hughes, Pittsburg and Coal Counties, OK	40	2006	45,000	34,000	76%

Other Southwest:
Appleby gathering system	Nacogdoches County, TX	139	1990	50,000	34,200	68%
Other gathering systems (6)	Various		Various	52,570	18,300	35%

Michigan:
90-mile gas gathering pipeline	Manistee, Mason and Oceana Counties, MI	90	1994-1998	35,000	6,500	19%

(4)             MarkWest Energy Partners acquired the Grimes gathering system as part of its December 29, 2006 Santa Fe acquisition.

(5)             In late 2006 the Partnership began the construction and operation of the Woodford gathering system and compression system in a four-county region in the Arkoma Basin in eastern Oklahoma.  On December 1, 2006, the Partnership began gathering gas on that system.  The volume reported is the average daily rate for the month of December.

(6)             MarkWest Energy Partners acquired the Appleby gathering system, along with 20 other gathering systems, as part of its March 28, 2003 Pinnacle acquisition.

NGL Pipelines:

The name, approximate length in miles, geographical location, and throughput of our NGL pipelines as of and for the year ended December 31, 2006, are as follows:

					Year ended December 31, 2006
Pipeline	Location	Miles	Year of Initial Construction	Design Throughput Capacity	NGL Throughput	Utilization of Design Capacity
				(Gal/d)	(Gal/d)
Appalachia:
Maytown to Institute (7)	Floyd County, KY to Kanawha County, WV	100	1956	250,000	132,000	53%
Ranger to Kenova (8)	Lincoln County, WV to Wayne County, WV	40	1976	831,000	132,000	16%
Kenova to Siloam	Wayne County, WV to South Shore, KY	40	1957	831,000	389,000	47%

East Texas:
East Texas liquidline	Panola County, Texas	37.5	2005	630,000	442,300	70%

(7)             Represents a leased pipeline, of which the 40 miles extending from Ranger to Institute is currently unused.

(8)             NGLs transported through the Ranger to Kenova pipeline are combined with NGLs recovered at the Kenova facility and the combined NGL stream is transported in the Kenova to Siloam pipeline to Siloam.

Crude Oil Pipeline:

The name, approximate length in miles, geographical location, and throughput of MarkWest Energy Partners’ crude oil pipeline as of and for the year ended December 31, 2006, is as follows:

					Year ended December 31, 2006
Pipeline	Location	Miles	Year of Initial Construction	Design Throughput Capacity	NGL Throughput	Utilization of Design Capacity
				(Gal/d)	(Gal/d)
Michigan:
Michigan crude pipeline	Manistee County, MI to Crawford County, MI	250	1973	60,000	14,500	24%

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

We have pledged substantially all of our assets to secure the debt of our subsidiary, MarkWest Energy Operating Company, L.L.C. (the “Operating Company”), as discussed in Note 11  of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3.                    Legal Proceedings

In the ordinary course of its business, MarkWest Energy Partners is subject to a variety of risks and disputes normal to its business and as a party to various legal proceedings. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Partnership; or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices.

In 2005 MarkWest Hydrocarbon, the Partnership, several of its affiliates, and an unrelated co-defendant, were served with three lawsuits, which in 2006 were consolidated into a single action captioned Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, and Civil Action No. 05-CI-00137 (consolidated March 27, 2006 of three cases originally filed February, 2005).  These actions involved third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky. The pipeline was owned by an unrelated business entity, Equitable Production Company, and leased and operated by the Partnership’s subsidiary, MEA. MEA transports NGLs from the Maytown gas processing plant to MEA’s Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to several residential structures and injuries to some of the residents.

The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with MarkWest’s insurance carrier and its co-defendant and its separate insurance carrier, funding the settlements.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These include the Partnership’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. Following initial discovery, the Partnership was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages.  The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much the Partnership will ultimately recover under the policies. Discovery in the action is continuing.  The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

In June 2006, a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) was issued by OPS to both MarkWest Hydrocarbon and Equitable Production Company, the owner of the pipeline, asserting six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter is presently set for the last week of March, 2007.  One of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty, concerns alleged activity in 1982 and 1987, which dates predate MarkWest’s leasing and operation of the pipeline.  MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

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

With regard to the Partnership’s Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006 pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership.

In the ordinary course of business, the Partnership is a party to various other legal actions. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

ITEM 4.                    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the holders of our common units during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.                    Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units have been listed on the American Stock Exchange (“AMEX”), under the symbol “MWE,” since May 24, 2002. Prior to May 24, 2002, our equity securities were not listed on any exchange, or traded on any public trading market. The following table sets forth the high and low sales prices of the common units as reported by AMEX, as well as the amount of cash distributions paid per quarter for 2006 and 2005.

On January 25, 2007, the board of directors of the general partner of the Partnership declared a two-for-one unit split, which became effective February 28, 2007.  For all periods presented, all references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect for the unit split.

Quarter Ended	High	Low	Distributions Per Common Unit	Distributions Per Subordinated Unit	Record Date	Payment Date
December 31, 2006	$29.95	$23.38	$0.500	$0.500	February 8, 2007	February 14, 2007
September 30, 2006	$24.75	$20.50	$0.485	$0.485	November 3, 2006	November 14, 2006
June 30, 2006	$23.33	$19.75	$0.460	$0.460	August 7, 2006	August 14, 2006
March 31, 2006	$23.33	$21.76	$0.435	$0.435	May 5, 2006	May 15, 2006

December 31, 2005	$25.48	$21.01	$0.410	$0.410	February 8, 2006	February 14, 2006
September 30, 2005	$26.75	$23.59	$0.410	$0.410	November 8, 2005	November 14, 2005
June 30, 2005	$25.77	$23.26	$0.400	$0.400	August 9, 2005	August 15, 2005
March 31, 2005	$26.25	$22.63	$0.400	$0.400	May 10, 2005	May 16, 2005

As of March 1, 2007, there were 154 holders of record of our common units.

The Partnership has also issued 6,000,000 subordinated units, for which there is no established public-trading market. Pursuant to the terms of the partnership agreement, 2,400,000 of these units were converted into common units in each of 2005 and 2006, and 1,200,000 subordinated units were outstanding as of December 31, 2006. There was 1 unit holder of record of our subordinated units as of March 1, 2007.

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

Distributions of Available Cash During the Subordination Period

During the subordination period (as defined in the Partnership Agreement and discussed further below), our quarterly distributions of available cash will be made in the following manner (reflects the two-for-one unit split on February 28, 2007):

•                  First, 98% to the common unitholders and 2% to our general partner, until each common unitholder has received a minimum quarterly distribution of $0.25, plus any arrearages from prior quarters.

•                  Second, 98% to the subordinated unitholders and 2% to our general partner, until each subordinated unitholder has received a minimum quarterly distribution of $0.25, plus any arrearages from prior quarters.

•                  Third, 98% to all unitholders, pro rata, and 2% to our general partner, until each unitholder has received a distribution of $0.275 per quarter.

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

we will then distribute any additional available cash for that quarter among the unitholders and our general partner in the following manner:

•                  First, 98% to all unitholders, pro rata, and 2% to our general partner until each unitholder receives a total of $0.275 per unit for that quarter (the “first target distribution”);

•                  Second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.3125 per unit for that quarter (the “second target distribution”);

•                  Third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.375 per unit for that quarter (the “third target distribution”); and

•                  Thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders, to eliminate any cumulative arrearages in payment of the minimum quarterly distribution. We are currently distributing in excess of $0.375 per unit per quarter.

There is no guarantee that we will pay the minimum quarterly distribution on the common units in any quarter, and we are prohibited from making any distributions to unitholders if it would cause an event of default under our credit facility. The subordination period generally will not end earlier than June 30, 2007. A portion of the subordinated units, however, may be converted into common units at an earlier date on a one-for-one basis based upon the achievement of certain financial goals (defined in the Partnership Agreement). As a result of achieving those goals, 4,800,000 subordinated units converted into common units.  The following table reflects the effects of the two-for-one unit split on February 28, 2007. The conversion of the subordinated units occurred as follows:

Subordinated Units
Subordinated units outstanding at December 31, 2004	6,000,000
Conversion—August 15, 2005	(1,200,000)
Conversion—November 15, 2005	(1,200,000)
Subordinated units outstanding at December 31, 2005	3,600,000
Conversion—August 15, 2006	(1,200,000)
Conversion—November 15, 2006	(1,200,000)
Subordinated units outstanding at December 31, 2006	1,200,000

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2006, regarding our common units that may be issued upon conversion of outstanding restricted units granted under our Long-Term Incentive Plan to employees and directors of our general partner and employees of its affiliates who perform services for us. For more information about this plan, which did not require approval by the Partnership’s limited partners, you should read Note 13 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:

Long-Term Incentive Plan - (restricted units)	125,200	—	128,242
Long-Term Incentive Plan - (unit options)	—	—	600,000
Total	125,200	—	728,242

(1)             Restricted units are granted with no exercise price.

ITEM 6.                    Selected Financial Data

The following table sets forth selected consolidated historical financial and operating data for MarkWest Energy Partners.  We have derived the summary selected historical financial data from our current and historical audited consolidated financial statements and related notes.  All earnings per share and dividend information have been updated to reflect the February 2007 two-for-one unit split. The selected financial data should be read in conjunction with the combined and consolidated financial statements, including the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

	Year Ended December 31,
	2006	2005 (1)	2004 (2)	2003 (3)	2002
	(in thousands, except per share amounts)

Statement of Operations:
Revenues:	$575,952	$499,084	$301,314	$117,430	$70,246
Operating expenses:
Purchased product costs	322,278	366,878	211,534	70,832	38,906
Facility expenses	60,112	47,972	29,911	20,463	15,101
Selling, general and administrative expenses	44,185	21,573	16,133	8,598	5,411
Depreciation	29,993	19,534	15,556	7,548	4,980
Amortization of intangible assets	16,047	9,656	3,640	—	—
Accretion of asset retirement obligations	102	159	13	—	—
Impairments	—	—	130	1,148	—
Total operating expenses	472,717	465,772	276,917	108,589	64,398
Income from operations	103,235	33,312	24,397	8,841	5,848

Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	(65)	—	—
Interest income	962	367	87	14	5
Interest expense	(40,666)	(22,469)	(9,236)	(3,087)	(1,128)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(9,094)	(6,780)	(5,236)	(984)	(291)
Miscellaneous income (expense)	11,100	78	15	(25)	52
Income before income taxes	70,853	2,355	9,962	4,759	4,486

Income tax benefit (expense)	(769)	—	—	—	17,175
Net income	$70,084	$2,355	$9,962	$4,759	$21,661

Net income per limited partner unit (see Item 8.— Note 12):
Basic	$2.45	$0.01	$0.66	$0.47	$2.43
Diluted	$2.44	$0.01	$0.65	$0.47	$2.41
Cash distributions declared per limited partner unit	$1.79	$1.60	$1.43	$1.16	$0.36

Balance Sheet Data (at December 31):
Working capital	$4,258	$11,944	$10,547	$2,457	$1,762
Property, plant and equipment, net	550,886	492,961	280,635	184,214	79,824
Total assets	1,114,780	1,046,093	529,422	212,871	87,709
Total long-term debt, including debt due to parent	526,865	601,262	225,000	126,200	21,400
Partners’ capital	452,649	307,175	241,142	64,944	60,863

Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$150,977	$42,090	$42,275	$21,229	$33,502
Investing activities	(119,338)	(469,308)	(273,176)	(112,893)	(2,056)
Financing activities	(17,342)	423,060	246,411	97,641	(28,670)

Other Financial Data:
Sustaining capital expenditures (4)	$2,291	$2,181	$1,163	$1,041	$511
Expansion capital expenditures(4)	75,096	68,569	29,304	1,903	1,634
Total capital expenditures	$77,387	$70,750	$30,467	$2,944	$2,145

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

Operating Data

	Year ended December 31, 2006
	2006	2005	2004	2003	2002

East Texas:(1)
Gathering systems throughput (Mcf/d)	378,100	321,000	259,300	NA	NA
NGL product sales (gallons)	161,437,000	126,476,000	41,478,000	NA	NA

Oklahoma :
Foss Lake gathering systems throughput (Mcf/d)	87,500	75,800	60,900	57,000	NA
Woodford Shale gathering systems throughput (Mcf/d)(2)	34,000	NA	NA	NA	NA
Arapaho NGL product sales (gallons)	79,093,000	60,903,000	45,273,000	2,910,000	NA

Other Southwest:(3)
Appleby gathering systems throughput (Mcf/d)	34,200	33,400	27,100	23,800	NA
Other gathering systems throughput (Mcf/d)	18,300	16,500	17,000	20,500	NA
Lateral throughput volumes (Mcf/d)(3)	84,200	81,000	75,500	32,100	NA

Appalachia:(4)
Natural gas processed for a fee (Mcf/d)	203,000	197,000	203,000	202,000	202,000
NGLs fractionated for a fee (Gal/d)	454,800	430,000	475,000	458,000	476,000
NGL product sales (gallons)	43,271,000	41,700,000	42,105,000	40,305,000	38,813,000

Michigan:
Natural gas processed for a fee (Mcf/d)	6,500	6,600	12,300	15,000	13,800
NGL product sales (gallons)	5,643,000	5,697,000	9,818,000	11,800,000	11,100,000
Crude oil transported for a fee (Bbl/d)	14,500	14,200	14,700	15,100	NA

Gulf Coast:(5)
Natural gas processed for a fee (Mcf/d)	124,300	115,000	NA	NA	NA
NGLs fractionated for a fee (Bbl/d)	26,200	25,600	NA	NA	NA

(1)          We acquired the East Texas system in late July 2004.

(2)          In late 2006 we began the construction and operation of the Woodford gathering system and compression system in a four-county region in the Arkoma Basin in eastern Oklahoma.  On December 1, 2006, the Partnership began gathering gas on that system.  The volume reported is the average daily rate for the month of December.

(3)          We acquired the Lubbock pipeline (a/k/a the Power-tex lateral pipeline) in September 2003 and the Hobbs lateral pipeline in April 2004. The Lubbock and Hobbs pipelines are the only laterals that we own that produce revenue on a per-unit-of-throughput basis. The Partnership receives a flat fee from its other lateral pipelines and, consequently, the throughput data from these lateral pipelines is excluded from this statistic.

(4)          Includes throughput from the Kenova, Cobb, and Boldman processing plants.

(5)          We acquired the Javelina system (Gulf Coast) on November 1, 2005.

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

Overview

MarkWest Energy is a master limited partnership whose diverse portfolio of midstream assets serves many of the most prolific natural gas basins in the United States.  The Partnership is primarily engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids; and the gathering and transportation of crude oil.

Our corporate business strategy is to grow sustainable cash flow and cash distributions to our unitholders.  The key elements of our strategy are to optimize existing assets and services, expand operations through new construction, and to target accretive and complementary acquisitions and expansion opportunities that provide attractive growth potential.

The Partnership is required by its partnership agreement to distribute available cash from operating surplus each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our units depends principally on the amount of cash generated from our operations.

Distributions by the Partnership have increased from $0.25 per unit for the quarter ended September 30, 2002 (its first full quarter of operation after its initial public offering), to $0.50 per unit for the quarter ended December 31, 2006.

A significant part of the Partnership’s business strategy includes acquiring additional businesses that will allow it to increase distributions to its unitholders. The Partnership regularly considers and enters into discussions regarding potential acquisitions. These transactions can be effected quickly, may occur at any time and may be significant in size relative to the Partnership’s existing assets and operations.

In September 2006 the Partnership announced a strategic agreement with Newfield Exploration which involves the construction and operation of a new gathering and compression system to support all Newfield operated wells in a 200-square-mile project area situated in a four-county region in the Arkoma Basin in eastern Oklahoma. The Partnership expects its capital investment from 2006 through 2011 to range from $275 million to $350 million with between $150 million and $170 million of that investment occurring by the end of 2007.

In November 2006 the Partnership completed a shelf offering registration on Form S-3 allowing it to raise up to $500 million in debt and equity securities for future internal growth projects and acquisitions.

Impact of Acquisitions on Comparability of Financial Results

In reviewing our historical results of operations, investors should be aware of the impact of our past acquisitions, which fundamentally affect the comparability of our results of operations over the periods discussed.

Since our initial public offering, we have completed nine acquisitions for an aggregate purchase price of $810 million, net of working capital. Four of these acquisitions occurred in 2003 and their results are included in the results of operations from the acquisition date.

Two acquisitions occurred in 2004 and are included in the results of operations from the acquisition date.

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

•                  The Javelina acquisition closed on November 1, 2005, for consideration of $357.0 million, plus $41.8 million for net working capital. As a result, only two months of activity for Javelina is reflected in the results of operations for the year ended December 31, 2005.

One acquisition occurred 2006 and it is included in the results of operations from the acquisition date.

•                  The Santa Fe acquisition closed on December 29, 2006 for consideration of $15.0 million.  As a result, activity for Grimes gathering system will be reflected in the results of operations beginning in 2007.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. We expect to continue deriving a portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future; however, the percentage of our revenues and net operating margins (a non-GAAP financial measure, see Item 1. Business — Our Contracts) will likely continue to decline as our other businesses grow. For the year ended December 31, 2006 and 2005, it accounted for 13% of our consolidated revenues. As of December 31, 2006, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 17% interest in the Partnership, consisting of 1,200,000 subordinated units, 3,738,992 common units and a 2% general partner interest.

Neither we nor our General Partner have any employees.  However, under a Services Agreement entered into between our General Partner and MarkWest Hydrocarbon, Inc., MarkWest Hydrocarbon acts in a management capacity rendering day-to-day operational, business and asset management, accounting, information services, personnel and related administrative services to the Partnership. In return, the Partnership reimburses MarkWest Hydrocarbon for all documented expenses incurred on behalf of the Partnership and which are expressly designated as reasonably necessary for the performance of the prescribed duties and specified functions.  General corporate expenses and costs that are not specifically linked to either MarkWest Hydrocarbon or us, are allocated in accordance with an approved allocation methodology which is designed to ensure that neither entity bears a disproportionate or unfair burden of the other company’s costs and expenses, and is reflective of respective income statements.

Results of Operations

Segment Reporting

Our six geographical segments are: East Texas, Oklahoma, Other Southwest, Gulf Coast, Appalachia and Michigan. We capture information in this MD&A by geographical segment, except that certain items below the “Operating Income” line are not allocated to our business segments because management does not consider them in its evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments because management evaluates each business segment based on operating income before selling, general and administrative expenses. The segment information appearing in Note 20 to the consolidated financial statements, Segment Information, is presented on a basis consistent with the Partnership’s internal management reporting, in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

East Texas

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$120,320	$86,261	$34,059	39%
Operating expenses:
Purchased product costs	37,678	39,024	(1,346)	(3)%
Facility expenses	15,683	10,463	5,220	50%
Depreciation	7,783	4,836	2,947	61%
Amortization of intangible assets	8,244	8,293	(49)	(1)%
Accretion of asset retirement obligations	44	33	11	33%
Total operating expenses before selling, general and administrative expenses	69,432	62,649	6,783	11%
Operating income before selling, general and administrative expenses	$50,888	$23,612	$27,276	116%

Revenues:  Revenues increased $34.1 million, or 39%, during the year ended December 31, 2006, relative to 2005. The increase was due to our Carthage gas processing plant beginning operations on January 1, 2006; the start-up of the Blocker gathering system on March 1, 2006; and increased condensate volumes over the same period a year ago.

Purchased Product Costs:  Purchased product costs decreased $1.3 million, or 3%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to lower product costs that was partially offset by the start-up of the Carthage gas processing plant.

Facility Expenses:  Facility expenses increased $5.2 million, or 50%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to startup of the new Carthage gas processing plant and Blocker gathering system, including the related labor and property taxes.

Depreciation:  Depreciation expense increased $2.9 million, or  61%, during the year ended December 31, 2006, relative to the comparable period in 2005, mainly due to the new Carthage gas processing plant and Blocker gathering system.

Oklahoma

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$207,510	$214,043	$ (6,533)	(3)%
Operating expenses:
Purchased product costs	170,168	193,787	(23,619)	(12)%
Facility expenses	7,883	4,927	2,956	60%
Depreciation	3,007	2,385	622	26%
Accretion of asset retirement obligations	26	63	(37)	(59)%
Total operating expenses before selling, general and administrative expenses	181,084	201,162	(20,078)	(10)%
Operating income before selling, general and administrative expenses	$26,426	$12,881	$13,545	105%

Revenues:  Revenues decreased $6.5 million, or 3% during the year ended December 31, 2006, relative to the comparable period in 2005. The decrease was due primarily to lower natural gas prices that were partially offset by a 15% increase in gathering volumes from new well connects in 2006.

Purchased Product Cost:  Purchased product costs decreased $23.6 million, or 12%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily as a result of lower natural gas prices.

Facility Expenses:  Facility expenses increased $3.0 million, or 60%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to additional compression costs and higher operating taxes.

Depreciation:  Depreciation expense increased $0.6 million, or 26%, during the year ended December 31, 2006, relative to the comparable period in 2005, related to additional capital placed in service to accommodate a growing gathering system and new well connects.

Other Southwest

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$84,595	$107,712	$(23,117)	(21)%
Operating expenses:
Purchased product costs	67,349	92,602	(25,253)	(27)%
Facility expenses	5,638	4,990	648	13%
Depreciation	4,100	3,383	717	21%
Amortization of intangible assets	—	68	(68)	(100)%
Accretion of asset retirement obligations	20	22	(2)	(9)%
Total operating expenses before selling, general and administrative expenses	77,107	101,065	(23,958)	(24)%
Operating income before selling, general and administrative expenses	$7,488	$6,647	$841	13%

Revenues:  Revenues decreased $23.1 million, or 21%, during the year ended December 31, 2006, relative to the comparable period in 2005. The decrease is mostly attributed to a decrease in natural gas prices, and is slightly offset by an increase in NGL volumes and prices.

Purchased Product Costs:  Purchased product costs decreased $25.3 million, or 27%,during the year ended December 31, 2006, relative to the comparable period in 2005 primarily due to a decrease in natural gas prices.

Facility Expenses:  Facility expenses increased $0.6 million, or 13%, during the year ended December 31, 2006, relative to the comparable period in 2005. The increase was primarily a result of additional compressor maintenance costs.

Depreciation:  Depreciation expense increased $0.7 million, or 21%, during the year ended December 31, 2006, relative to the same period in 2005, due to the addition of new compressors in 2006 and late 2005.

Appalachia

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenue
Unaffiliated	$2,027	$1,763	$264	15%
Affiliated	73,636	64,845	8,791	14%
Total revenues	75,663	66,608	9,055	14%

Operating expenses:
Purchased product costs	43,648	38,435	5,213	14%
Facility expenses	13,997	19,360	(5,363)	(28)%
Depreciation	3,573	3,187	386	12%
Accretion of asset retirement obligations	12	41	(29)	(71)%
Total operating expenses before selling, general and administrative expenses	61,230	61,023	207	0%
Operating income before selling, general and administrative expenses	$14,433	$5,585	$8,848	158%

Revenues:  Total revenues increased $9.1 million, or 14%, during the year ended December 31, 2006, relative to the comparable period in 2005. The increase was primarily a result of higher prices and volumes for our Maytown NGLs in 2006. Higher gas volumes at the Kenova and Cobb plants and higher liquid volumes at the Kenova, Cobb and Boldman plants also contributed to the increase; however, these results were offset slightly by lower gas volumes at Boldman.

Purchased Product Costs:  Purchased product costs increased $5.2 million, or 14%, during the year ended December 31, 2006, relative to the comparable period in 2005. The rise in costs is primarily a result of higher product prices. The increase was partially offset by reduced trucking expenses amounting to $1.4 million associated with our continuing repair of the ALPS pipeline in 2005 versus the shutdown of the ALPS pipeline in late 2006.  We expect the ALPS pipeline to be maintained in idle status for an indefinite period.

Facility Expenses:  Facility expenses decreased $5.4 million, or 28%, during the year ended December 31, 2006, relative to the comparable period in 2005. These expenses were higher in 2005 due to costs incurred to repair the ALPS pipeline.

Depreciation:  Depreciation expense increased $0.4 million, or 12%, during the year ended December 31, 2006, relative to the comparable period in 2005, due to increased capitalized leasehold improvements associated with the ALPS pipeline.

Michigan

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$13,282	$12,479	$803	6%
Operating expenses:
Purchased product costs	3,435	3,030	405	13%
Facility expenses	5,721	6,080	(359)	(6)%
Depreciation	5,015	4,665	350	8%
Total operating expenses before selling, general and administrative expenses	14,171	13,775	396	3%
Operating loss before selling, general and administrative expenses	$(889)	$(1,296)	$407	(31)%

Revenues:  Revenues increased $0.8 million, or 6%, during the year ended December 31, 2006, relative to the comparable period in 2005, principally due to an increase in product prices at our processing facility and increased processing fees at the West Shore facility, slightly offset by decreased volumes.

Purchased Product Costs:  Purchased product costs increased $0.4 million, or 13%, during the year ended December 31, 2006, relative to the comparable period in 2005, which was a result of higher product prices at our processing facility.

Facility Expenses:  Facility expenses decreased $0.4 million, or 6%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to lower regulatory costs and repairs and maintenance.

Depreciation:  Depreciation expense increased $0.4 million, or 8% during the year ended December 31, 2006, relative to the comparable period in 2005, mostly due to accelerated depreciation of certain assets.

Given the continuing losses and moderately positive cash flows relating to the Michigan assets, management continues to consider alternatives, and we are evaluating potential impairments.

Gulf Coast

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Revenues	$68,950	$13,832	55,118	398%
Operating expenses:
Facility expenses	11,190	2,152	9,038	420%
Depreciation	6,500	1,078	5,422	503%
Amortization of intangible assets	7,803	1,295	6,508	503%
Total operating expenses before selling, general and administrative expenses	25,493	4,525	20,968	463%
Operating income before selling, general and administrative expenses	$43,457	$9,307	$34,150	367%

The results of operations at Javelina are based on twelve months of activity for the year ended December 31, 2006, compared to two months of activity beginning in November of 2005, the date of the acquisition.

Revenues:  Revenues increased $55.1 million, during the year ended December 31, 2006, compared to the two month period in 2005.  Revenues in the Gulf Coast business unit are generated under percent-of-proceeds arrangements and are generally reported net of purchased product costs (see Item 7. - Revenue Recognition in Critical Accounting Policies and Estimates). The Partnership gathers and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.  The Javelina plant has been able to grow revenue in 2006 despite reduced inlet gas from refineries.

Facility Expenses:  Facility expenses increased $9.0 million during the year ended December 31, 2006, compared to the two month period in 2005, because the 2006 results include a full year of operations.

Depreciation:  Depreciation expense increased $5.4 million during the year ended December 31, 2006, compared to the two month period in 2005, because the results include a full year of operations.

Amortization of intangible assets: Amortization expense increased $6.5 million during the year ended December 31, 2006, compared to the two month period in  2005, because the results include a full year of amortization compared to the stub period in 2005.

Consolidated Financial Information

	Year ended December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Total segment operating income	$141,803	$56,736	$85,067	150%
Derivative gain (loss) not allocated to segments	5,632	(1,851)	7,483	(404)%
Depreciation not allocated to segments	(15)	—	(15)	NA
Selling, general and administrative	(44,185)	(21,573)	(22,612)	105%
Income from operations	103,235	33,312	69,923	210%

Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	7,469	(347)%
Interest income	962	367	595	162%
Interest expense	(40,666)	(22,469)	(18,197)	81%
Amortization of deferred finance costs	(9,094)	(6,780)	(2,314)	34%
Miscellaneous income	11,100	78	11,022	14,131%
Income before Texas Margin Tax	$70,853	$2,355	$68,498	2,909%

Texas Margin Tax	(769)	—	(769)	NA
Net income	$70,084	$2,355	$67,729	2,876%

Derivative gain (loss). Gains from derivative instruments increased $7.5 million during the year ended December 31, 2006, compared to the corresponding period in 2005. This increase was due to the mark-to-market adjustments resulting from our electing not to adopt hedge accounting treatment on our derivative instruments. The mark-to-market adjustments resulted in a $6.9 million increase in unrealized gains, and a $0.6 million decrease in realized losses, when comparing 2006 to 2005 results.

Selling, General and Administrative Expense:  Selling, general and administrative expenses increased $22.6 million, or 105%, during the year ended December 31, 2006, relative to the comparable period in 2005. The increase is primarily due to higher non-cash, equity-based compensation expense of $12.0 million, primarily due to the Partnership’s increased market value; an increase in labor costs of $4.9 million related to increased costs for our existing employees plus the cost of additional personnel necessary to support our growth and strategic objectives; higher insurance expense and taxes of $2.4 million; and a one-time charge to terminate the old headquarters lease of $0.8 million.

Earnings (losses) from Unconsolidated Affiliates:  Earnings (losses) from unconsolidated affiliates is primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines LLC. The Partnership accounts for our 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the year ended December 31, 2006, our earnings from unconsolidated affiliates increased $7.5 million, or 347%, relative to the comparable period in 2005. The increase was primarily from resumed operations in 2006 following the shutdown and repairs from the hurricanes in 2005.

Interest Income:  Interest income increased $0.6 million, or 162%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to an increase in interest rates earned on invested funds.

Interest Expense: Interest expense increased $18.2 million, or 81%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to increased debt levels resulting from the financing of our 2005 acquisitions and higher interest rates.

 Amortization of Deferred Financing Costs (a component of interest expense):  Amortization expense increased $2.3 million, or 34%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to costs associated with our debt refinancing completed in the fourth quarter of 2005 and our debt offering in July of 2006. Deferred financing costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

Miscellaneous Income (Expense):  The Partnership recognized $11.0 million of income from insurance recoveries, net of Starfish insurance premiums, recovered from damages that occurred as a result of Hurricane Rita.

Texas Margin Tax:  The State of Texas passed a new tax law that subjects the Partnership to an entity-level tax on the portion of its income that is generated in Texas. We recorded a deferred tax liability of $0.8 million, related to the Partnership’s temporary differences that are expected to reverse in future periods.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

East Texas

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$86,261	$21,932	$64,329	293%
Operating expenses:
Purchased product costs	39,024	3,669	35,355	964%
Facility expenses	10,463	3,229	7,234	224%
Depreciation	4,836	1,489	3,347	225%
Amortization of intangible assets	8,293	3,446	4,847	141%
Accretion of asset retirement obligations	33	13	20	154%
Total operating expenses before selling, general and administrative expenses	62,649	11,846	50,803	429%
Operating income before selling, general and administrative expenses	$23,612	$10,086	$13,526	134%

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

Oklahoma

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$214,043	$133,889	$80,154	60%
Operating expenses:
Purchased product costs	193,787	118,325	75,462	64%
Facility expenses	4,927	3,659	1,268	35%
Depreciation	2,385	2,059	326	16%
Accretion of asset retirement obligations	63	—	63	NA
Total operating expenses before selling, general and administrative expenses	201,162	124,043	77,119	62%
Operating income before selling, general and administrative expenses	$12,881	$9,846	$3,035	31%

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

Other Southwest

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$107,712	$70,044	$37,668	54%
Operating expenses:
Purchased product costs	92,602	55,519	37,083	67%
Facility expenses	4,990	3,694	1,296	35%
Depreciation	3,383	3,099	284	9%
Amortization of intangible assets	68	194	(126)	(65)%
Accretion of asset retirement obligations	22	—	22	NA
Total operating expenses before selling, general and administrative expenses	101,065	62,506	38,559	62%
Operating income before selling, general and administrative expenses	$6,647	$7,538	$(891)	(12)%

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

Appalachia

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues:
Unaffiliated	$1,763	$1,610	$153	10%
Affiliated	64,845	59,026	5,819	10%
Total revenues	66,608	60,636	5,972	10%

Operating expenses:
Purchased product costs	38,435	30,031	8,404	28%
Facility expenses	19,360	13,444	5,916	44%
Depreciation	3,187	4,329	(1,142)	(26)%
Impairment	—	130	(130)	(100)%
Accretion of asset retirement obligations	41	—	41	NA
Total operating expenses before selling, general and administrative expenses	61,023	47,934	13,089	27%
Operating income before selling, general and administrative expenses	$5,585	$12,702	$(7,117)	(56)%

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

Michigan

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$12,479	$15,633	$(3,154)	(20)%
Operating expenses:
Purchased product costs	3,030	3,990	(960)	(24)%
Facility expenses	6,080	5,885	195	3%
Depreciation	4,665	4,580	85	2%
Total operating expenses before selling, general and administrative expenses	13,775	14,455	(680)	(5)%
Operating income (loss) before selling, general and administrative expenses	$(1,296)	$1,178	$(2,474)	(210)%

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

Gulf Coast

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$13,832	$—	13,832	NA
Operating expenses:
Facility expenses	2,152	—	2,152	NA
Depreciation	1,078	—	1,078	NA
Amortization of intangible assets	1,295	—	1,295	NA
Total operating expenses before selling, general and administrative expenses	4,525	—	4,525	NA
Operating income before selling, general and administrative expenses	$9,307	$—	9,307	NA

The increase in the above categories is the result of our acquisition of Javelina Systems in 2005.

Consolidated Financial Information

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Total segment operating income	$56,736	$41,350	$15,386	37%
Derivative losses not allocated to segments	(1,851)	(820)	(1,031)	126%
Selling, general and administrative	(21,573)	(16,133)	(5,440)	34%
Income from operations	33,312	24,397	8,915	37%

Losses from unconsolidated affiliates	(2,153)	(65)	(2,088)	3,212%
Interest income	367	87	280	322%
Interest expense	(22,469)	(9,236)	(13,233)	143%
Amortization of deferred finance costs	(6,780)	(5,236)	(1,544)	29%
Miscellaneous income	78	15	63	420%
Income before Texas Margin Tax	$2,355	$9,962	$(7,607)	(76)%

Texas Margin Tax (Note 14)	—	—	—	NA
Net income	$2,355	$9,962	$(7,607)	(76)%

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 34% during the year ended December 31, 2005, relative to the comparable period in 2004 as a result of an increase in non-cash incentive compensation expense of $1.9 million, and audit and external Sarbanes-Oxley-related costs of $2.1 million.

Derivative Losses. Losses from derivative instruments increased $1.0 million during the year ended December 31, 2006, compared to the corresponding period in 2005. This increase was due to the mark-to-market adjustments resulting from our electing not to adopt hedge accounting treatment on our derivative instruments. The mark-to-market adjustments resulted in a $0.4 million increase in unrealized losses, and a $0.6 million increase in realized losses, when comparing 2005 to 2004 results.

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

On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement (“Partnership Credit Facility”). It provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility included a revolving facility of $250.0 million and a $365.0 million term loan.  The term loan portion of the Partnership Credit Facility was repaid without penalty in October 2006 using a portion of the proceeds from the debt and equity offerings in 2006 leaving the revolving facility intact. Under certain circumstances, the Partnership Credit Facility can be increased from $250.0 million up to $450.0 million. The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate (“LIBOR”); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Partnership Credit Facility’s administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership’s Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million (“Acquisition Adjustment Period”). Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed above. On December 31, 2006, the available borrowing capacity under the Partnership Credit Facility was $218.4 million.

Cash generated from operations, borrowings under the Partnership Credit Facility and funds from our private and public equity and debt offerings are our primary sources of liquidity. The timing of our efforts to raise equity in 2006 was influenced by our failure to file in a timely manner our Annual Report on Form 10-K for the year ended December 31, 2004, and our quarterly report on Form 10-Q for the quarter ending March 31, 2005. However, as of October 11, 2006, we have the ability to incorporate by reference information from our future SEC filings into new registration statements in order to raise capital through a public offering.  To raise additional capital through public debt or equity offerings, we are eligible to file a Form S-3, which is a short-form type of registration statement.  On November 15, 2006, the Partnership filed a shelf registration statement on Form S-3, which became effective immediately and allows us to raise up to $500 million in debt and equity securities in the future.

At December 31, 2006, the Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have two series of senior notes outstanding, $225.0 million, at a fixed rate of 6.875% which will mature in November, 2014 (the “2014 Notes”) and  $271.9 million, net of unamortized discount of $3.1 million at a fixed rate of 8.5% due in July 15, 2016 (the “2016 Notes”).   The proceeds from these notes were used to reduce outstanding debt under our credit facility.  Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The 2016 Notes will mature on July 15, 2016, and interest is payable each July 15 and January 15, commencing January 15, 2007. The Partnership closed the private placement of $200 million on July 6, 2006 and it completed the private placement of an additional $75.0 million under the indenture on October 20, 2006. The net proceeds from the July and October 2006 private placements were approximately $191.2 million, and $74.5 million, respectively, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering to repay the term debt under the Partnership Credit Facility, and used the remaining net proceeds to fund capital expenditures and for general corporate purposes. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.

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

On July 6, 2006, the Partnership completed its underwritten public offering of 6.0 million common units (the “Common Unit Offering”) at a public offering price of $19.875 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 600,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $125.9 million after the underwriters’ commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering, and proceeds from the and the proceeds from the capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the term debt under the Partnership Credit Facility.

Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

The Partnership used $77.4 million for capital expenditures in 2006, exclusive of any acquisitions, consisting of $75.1 million for expansion capital and $2.3 million for sustaining capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition. The Partnership has budgeted from $230 to $240 million for expenditures in 2007 consisting of $235.4 million for expansion capital and $5.0 million of sustaining capital.  The Partnership plans to use from $150 to $170 million of its expansion capital budget to fund the construction of the Woodford gathering system.  Sustaining capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Cash Flow

	December 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$150,977	$42,090
Net cash used in investing activities	(119,338)	(469,308)
Net cash provided by (used in) financing activities	(17,342)	423,060

Net cash provided by operating activities increased  by $108.9 million during the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase was impacted by an increase in net income of $67.7 million, an increase in certain non-cash operating expenses, primarily depreciation and amortization for a full year from our Javelina acquisition, and a full year of amortization on the Carthage gas processing plant.  We expect that, overall, our 2007 volumes will be higher than in 2006, and that cash provided by operating activities in 2007 will exceed 2006 levels. A precipitous decline in natural gas, NGL or crude oil prices or volumes, however, could significantly affect the amount of cash flow that would be generated from operations.

Net cash used in investing activities was $350.0 million lower for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to our $356.9 million acquisition of Javelina in November 2005.  In December 2006 the Partnership completed its acquisition of the Grimes gathering system using cash of $15.0 million. The Partnership used cash of $77.5 million for capital expenditures in 2006, including $21.6 million for the initial construction of the Woodford gathering system. In 2005, the Partnership used cash of $70.8 million for capital expenditures, primarily for the construction of a new processing plant and gathering systems in East Texas to handle our future contractual commitments and construction of the new replacement Cobb processing facility in Appalachia.

Net cash used in financing activities increased $440.4 million during the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase was due primarily to net proceeds from additional long-term debt and private placements in 2005 to fund our 2005 acquisitions. Distributions to unitholders increased to $64.9 million in 2006 from $39.0 million in 2005.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of December 31, 2006, is as follows (in thousands):

	Payment Due by Period
Type of obligation	Total Obligation	Due in 2007	Due in 2008-2009	Due in 2010-2011	Thereafter
Long-term debt	$530,000	$—	$—	$30,000	$500,000
Interest expense on long-term debt(1)	344,624	41,469	82,937	80,312	139,906
Operating leases	24,689	8,896	7,476	3,178	5,139
Purchase obligations	31,997	31,997	—	—	—
Other long-term liabilities	1,360	—	—	—	1,360
Total contractual cash obligations	$932,670	$82,362	$90,413	$113,490	$646,405

(1)          Assumes that our outstanding borrowings at December 31, 2006  remain outstanding until their respective maturity dates and we incur interest expense at 8.75% on the Partnership Credit Facility revolver, 6.875% on the 2014 Senior Notes and 8.25% on the 2016 Senior Notes.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet financing activities.

Matters Influencing Future Results

During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish Pipeline Company were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. We are continuing to submit insurance claims on an on-going basis relating to both business interruption and property damage and have submitted $14.5 million through January 31, 2007. We have recorded $11.0 million in insurance recoveries with respect to our property loss claims, and we anticipate additional recoveries for expenses and losses incurred as repairs proceed. We have not recorded any insurance recovery related to business interruption due to uncertainty around collection but have filed a claim for $3.5 million.

The loss to both offshore and onshore assets resulting from Hurricane Rita has led to substantial insurance claims within the oil and gas industry. Along with other industry participants, we have seen our insurance costs increase substantially within this region as a result of these developments. We have renewed our insurance coverage relating to Starfish during the second quarter and mitigated a portion of the cost increase by reducing our coverage and adding a broader self-insurance element to our overall coverage.

Our affiliate MarkWest Energy Appalachia, L.L.C. (“MEA”) operates the Appalachia Liquids Pipeline System (“ALPS”) pipeline to transport natural gas liquids (“NGLs”) from our Maytown gas processing plant to our Siloam fractionator. This pipeline is owned by Equitable Production Company, and is leased and operated by MEA.  On November 8, 2004, a leak and an ensuing fire occurred on the line in the area of Ivel, Kentucky, and the line was taken out of service pending investigation and repair.  In accordance with an Office of Pipeline Safety (“OPS”) Corrective Action Order, MEA successfully conducted a hydrostatic test of the affected portion of the ALPS pipeline in 2005 and OPS authorized a partial return to service of the affected pipeline in October 2005.  As part of its ongoing operation of the ALPS pipeline, MEA continued to perform pipeline integrity assessments and implement an in-line inspection program on the ALPS pipeline.  Preliminary data from a four mile section of its in-line inspection program identified areas for investigation and corrective action.  In November 2006, MEA temporarily idled the line while additional assessment and appropriate investigation was undertaken to address these concerns.  In late January 2007, MEA received the completed report from its in-line inspection operator and consultant.  This report indicated areas of significant external corrosion or other defects in the four mile section of pipeline in which the in-line inspection was conducted.  The assessment of this completed report, coupled with other information MEA has gathered, will continue to be reviewed and MEA will work with Equitable to determine what the most appropriate corrective action may be, as well as exploring various arrangements and options for continuing pipeline transportation of the NGLs.  In the interim, the pipeline will be maintained in idle status.  MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining the pipeline in idle status, and as a result, operations have not been interrupted.  The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

Seasonality

For the portion of our business that is affected by commodity prices, sales volumes also are affected by various other factors such as fluctuating and seasonal demands for products, changes in transportation and travel patterns and variations in weather patterns from year to year.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2006, 2005 or 2004. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment. It may also increase the costs of labor and supplies. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

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

Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Effectiveness is evaluated by the derivative instrument’s ability to offset changes in fair value or cash flows of the underlying hedged item. Any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the changes in the fair value of the underlying hedged item, are recognized currently in earnings. Any differences between the changes in the fair values of the hedged item and the derivative instrument represent gains or losses from ineffectiveness. To the extent the Partnership elects hedge accounting treatment for specific derivatives, the Partnership formally documents, designates and assesses the effectiveness of transactions receiving hedge accounting treatment.  As of December 31, 2006 and 2005, no transactions had been designated for hedge accounting treatment.  In general, the Partnership exempts those contracts that qualify as normal purchase and sale contacts from the mark-to-market requirements of SFAS 133.  All other derivative instruments are marked-to-market through revenue.

In the course of normal operations, we routinely enter into contracts such as forward physical contracts for the purchase and sale of crude oil natural gas, propane, and other NGLs, that under SFAS 133, qualify for and are designated as a normal purchase and sales contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using accrual accounting. For contracts that are not designated as normal purchase and sales contracts, the change in market value of the contracts is recorded as component of revenue in the consolidated statements of operations.

Revenue Recognition

The Partnership generates the majority of its revenues from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation. It enters into a variety of contract types. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following different types of arrangements (all of which constitute midstream energy operations):

•                  Fee-based arrangements - Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices.

•                  Percent-of-proceeds arrangements - Under percent-of-proceeds arrangements, the Partnership gathers and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership will deliver an agreed-upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices.

•                  Percent-of-index arrangements - Under percent-of-index arrangements, the Partnership will purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. The Partnership will then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price.

•                  Keep-whole arrangements. Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas.

•                  Settlement margin - Typically, the Partnership is allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed-line losses. To the extent the Partnership’s gathering systems are operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements.  Under all of the arrangements, revenue is recognized at the time the product is delivered and title is transferred. It is upon delivery and title transfer that the Partnership meets all four revenue recognition criteria, and it is at such time that the Partnership recognizes revenue.

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

Gas volumes received may be different from gas volumes delivered, resulting in gas imbalances.  The Partnership records a receivable or payable for such imbalances based upon the contractual terms of the purchase agreements.  The Partnership had an imbalance payable of $0.9 million and $2.6 million and an imbalance receivable of $0.7 million and $2.7 million at December 31, 2006 and 2005, respectively.  Revenues for the transportation of crude are based upon regulated tariff rates and the related transportation volumes and are recognized when delivery of crude is made to the purchaser or other common carrier pipeline.  As described above, changes in the fair value of commodity derivative instruments are recognized currently in revenue.

Revenue and Expense Accruals

We routinely make accruals based on estimates for both revenues and expenses due to the timing of compiling billing information, receiving certain third party information and reconciling our records with those of third parties.  The delayed information from third parties includes, among other things, actual volumes purchased, transported or sold, adjustments to inventory and invoices for purchases, actual natural gas and NGL deliveries and other operating expenses.  We make accruals to reflect estimates for these items based on our internal records and information from third parties.  Most of the estimated accruals are reversed in the following month when actual information is received from third parties and our internal records have been reconciled.

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

The following table sets forth the computation of basic and diluted earnings per limited partner unit. The net income available to limited partners and the weighted average limited partner units outstanding have been adjusted for instruments considered common unit equivalents in 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(in thousands, except per unit data)
Numerator for basic and diluted earnings per limited partner unit:
Net income	$70,084	$2,355	$9,962
Less:

General partner’s incentive distribution paid	(11,301)	(4,163)	(1,355)
Sub-total	58,783	(1,808)	8,607
Plus:

Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	106	—	—
Participation plan allocation	13,485	2,055	2,296
Net income before GP interest	72,374	247	10,903
Less:	—	—	—

General Partner’s 2% interest	(1,447)	(5)	(218)
Additional earnings allocated to general partners	—	—	—
Net income available to limited partners under EITF 03-6	$70,927	$242	$10,685

Denominator:

Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	28,966	21,790	16,302
Effect of dilutive securities:	—	—	—
Weighted-average of restricted units outstanding	132	68	52
Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	29,098	21,858	16,354
	—	—	—
Basic net income per limited partner unit	$2.45	$0.01	$0.66
Diluted net income per limited partner unit	$2.44	$0.01	$0.65

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

MarkWest Hydrocarbon has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan.  Under this plan, MarkWest Hydrocarbon sells subordinated units of the Partnership or interests in the Partnership’s general partner, under a purchase and sale agreement.  Both the subordinated unit and general partner interest transactions are considered compensatory arrangements due to the put-and-call provisions and the associated valuation being based on a formula instead of an independent third party valuation. The subordinated units convert to common units after a holding period. Historically, the MarkWest Hydrocarbon has settled the subordinated units for cash when individuals leave the Company. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards. As a result, MarkWest Hydrocarbon is required to mark to market the subordinated unit and general partner interest valuations at the end of each period.

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity, compensation expense related to services provided by MarkWest Hydrocarbon’s employees and directors recognized under the Participation Plan should be allocated to the Partnership. The allocation is based on the percent of time that each employee devotes to the Partnership. Compensation attributable to interests that were sold to individuals who serve on both the Partnership’s board of directors of the Partnership’s General Partner and on the board of directors of MarkWest Hydrocarbon is allocated equally.

These charges are included in selling, general and administrative expenses and are allocated to the general partner pursuant to the Partnership Agreement. Assuming the compensation cost for the Long-Term Incentive Plan and the Participation Plan had been determined based on the fair-value methodology of SFAS No. 123R, the net income and earnings per share would have been the same as reported on the financial statements for the year ended December 31, 2006, 2005, and 2004, respectively.

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

The Texas legislature passed House Bill 3, 79th Leg., 3d C.S. (2006) (“H.B.3”) that was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities. The new margin tax also will apply to common entity types that are not currently subject to tax, including general and limited partnerships. The margin tax is effective for all reports due on or after January 1, 2008. The 2008 report would be completed on the new margin tax base reflecting 2007 activity.

The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax will be imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of

 $0.8 million in 2006, related to the Partnership’s temporary differences that are expected to reverse in future periods when the tax will apply.

Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact on the Partnership’s financial statements.

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating the potential impact of FIN 48 on the consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on the consolidated financial statements of the Partnership.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. The Partnership adopted SAB 108 for the year ending December 31, 2006 and it did not have a material effect on the Partnership’s consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under Statement No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1)

makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 159, Fair Value Measurements. The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 159 may have on the consolidated financial statements of the Partnership.

ITEM 7A.           Quantitative and Qualitative Disclosures About Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity price changes and, to a lesser extent, interest rate changes.

Commodity Price Risk

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership’s sales of physical product. While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical sales, we will experience volatility in reported earnings due to the recording of unrealized gains and losses on our derivative positions that will have no offset. The volatility in any given period related to unrealized gains or losses can be significant to the overall results of the Partnership, however, we ultimately expect those gains and losses to be offset when they become realized. A committee, comprised of the senior management team of our general partner, oversees all of our derivative activity.

We utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options on the over-the-counter (“OTC”) market. The Partnership may also enter into futures contracts traded on the New York Mercantile Exchange (“NYMEX”). Swaps and futures contracts allow us to manage volatility in our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in our physical positions.

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

The following table includes information on MarkWest Energy’s specific derivative positions at December 31, 2006:

Current asset (liability) mark-to-market positions (in thousands, except fixed price):

Fixed Swaps (1)	Contract Period	Fixed Price (4)	Fair Value
Crude - 390 Bbl/d	Jan-Dec 2007	$68.46	$473
Crude - 600 Bbl/d	Jan-Dec 2007	64.77	(58)

Ethane - 50,000 Gal/d	Jan-Mar 2007	0.78	736
			$1,151

Basis Swaps	Contract Period	Fair Value
Natural Gas - 14,000 MMBtu/d	Jan-Oct 2007	$(33)

Options (puts) (2)	Contract Period	Floor	Fair Value
Ethane - 50,000 Gal/d	Apr-Jun 2007	$0.65	$7
Ethane - 50,000 Gal/d	July-Sep 2007	0.65	—
Ethane - 50,000 Gal/d	Oct-Dec 2007	0.65	—
			$7

Collars (3)	Contract Period	Floor (4)	Cap (4)	Fair Value
Crude - 1,105 Bbl/d	Jan-Dec 2007	$69.08	$82.43	$2,469

Propane - 23,000 Gal/d	Jan-Mar 2007	1.05	1.28	286
Propane - 30,000 Gal/d	Apr-Jun 2007	0.96	1.16	240
Propane - 30,000 Gal/d	Jul-Sep 2007	0.97	1.16	—
Propane - 30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—
				$2,995

Total current asset (liability) mark-to-market positions				$4,120

Non-current asset (liability) mark-to-market positions (in thousands except Floor and Cap):

Collars (3)	Contract Period	Floor (4)	Cap (4)	Fair Value
Crude - 1,476 Bbl/d	Jan-Mar 2008	$69.76	$79.01	$688
Crude - 550 Bbl/d	Jan-Dec 2008	64.48	73.98	236
Crude - 1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	627
Crude - 1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	566
Crude - 1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	550
Crude - 925 Bbl/d	Jan-Dec 2008	65.00	68.78	(172)
Crude - 550 Bbl/d	Jan-Dec 2009	63.13	72.58	92
Crude - 450 Bbl/d	Jan-Mar 2009	63.00	70.00	(72)
Crude - 1,925 Bbl/d	Jan-Dec 2009	63.96	68.90	(844)
Crude - 450 Bbl/d	Apr-Jun 2009	63.00	70.00	(82)
Crude - 450 Bbl/d	Jul-Sep 2009	63.00	70.00	(91)
Crude - 450 Bbl/d	Oct-Dec 2009	63.00	70.00	(101)
				$1,397

Total non-current asset (liability) mark-to-market positions				$1,397

(1)    Forward sales to hedge our production.

(2)             Purchase of puts to hedge our Ethane production.

(3)             Forward producer collars to hedge our production.

(4)             A weighted average is used for grouped positions.

A summary of MarkWest Energy’s commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$4,211	$—
Current liability	91	728
Noncurrent asset	2,759	—
Noncurrent liability	1,362	—

The Partnership entered into the following derivative positions subsequent to December 31, 2006:

Fixed Swaps (1)	Contract Period	Price (2)

Crude - 325 bbl/d (sale)	Jan-Dec 2007	$62.11
Crude - 550 bbl/d (sale)	Jan-Mar 2010	64.03
Crude - 150 bbl/d (sale)	Mar-Dec 2007	62.40
Crude - 2,000 bbl/d (sale)	Jan-Mar 2010	64.45

(1)             Forward sales to hedge our production.

(2)             A weighted average is used for grouped positions.

Interest Rate

Our primary interest rate risk exposure results from the revolving portion of the partnership credit facility that has a borrowing capacity of $250.0 million and was entered into on December 29, 2005. The debt related to this agreement bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of borrowing. We may make use of interest rate swap agreements in the future, to adjust the ratio of fixed and floating rates in our debt portfolio.

Long-term Debt	Interest Rate	Lending Limit	Due Date	Outstanding at December 31, 2006
Partnership Credit Facility	Variable	$250.0 million	December 29, 2010	$30.0 million
2014 Senior Notes	Fixed	$225.0 million	November, 2014	$225.0 million
2016 Senior Notes	Fixed	$275.0 million	July, 2016	$275.0 million

Based on our overall interest rate exposure at December 31, 2006, a hypothetical instantaneous increase or decrease of one percentage point in interest rates applied to borrowings under our credit facility would change earnings by approximately $0.3 million over a 12-month period.

ITEM 8.                     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2006

Consolidated Statements of Changes in Capital for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

All omitted schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Pursuant to Rule 3.09 of Regulation S-X, separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons, the omitted financial statements of Starfish, a private partnership, that are required to be filed by us are expected to be filed by us by amendment to this report not later than 90 days after the end of our fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MarkWest Energy GP, L.L.C.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of MarkWest Energy Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MarkWest Energy Partners, L.P. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an adverse opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MarkWest Energy GP, L.L.C.:

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in capital, and cash flows of MarkWest Energy Partners, L.P. and its subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MarkWest Energy Partners, L.P. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

June 17, 2005

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,402	$20,105
Receivables, net of allowances of $118 and $151, respectively	86,126	110,038
Receivables from affiliate	4,654	7,940
Inventories	3,593	3,554
Fair value of derivative instruments	4,211	—
Other assets	3,047	6,861
Total current assets	136,033	148,498

Property, plant and equipment	655,749	567,094
Less: Accumulated depreciation	(104,863)	(74,133)
Total property, plant and equipment, net	550,886	492,961

Other assets:
Investment in Starfish	64,240	39,167
Investment in and advances to equity investee	—	182
Intangibles and other assets, net of accumulated amortization of $29,080 and $13,321 respectively	344,066	346,496
Deferred financing costs, net of accumulated amortization of $5,326 and $4,424, respectively	15,753	18,463
Fair value of derivative instruments	2,759	—
Other	1,043	326
Total other assets	427,861	404,634
Total assets	$1,114,780	$1,046,093

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$86,479	$102,175
Payables to affiliate	1,950	3,421
Accrued liabilities	43,255	27,492
Fair value of derivative instruments	91	728
Current portion of long-term debt	—	2,738
Total current liabilities	131,775	136,554

Long-term debt, net of current portion and original issue discount of $3,135 and $0, respectively	526,865	601,262
Deferred taxes	769	—
Fair value of derivative instruments	1,362	—
Other liabilities	1,360	1,102
Total liabilities	662,131	738,918

Commitments and contingencies (Note 17)

Capital:
General partner	9,631	6,788
Limited partners:
Common unitholders (31,166 and 22,139 units issued and outstanding at December 31, 2006 and 2005, respectively)	442,447	300,882
Subordinated unitholders (2,400 and 3,600 units issued and outstanding at December 31, 2006 and 2005, respectively)	571	(495)
Total capital	452,649	307,175
Total liabilities and capital	$1,114,780	$1,046,093

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year ended December 31,
	2006	2005	2004

Revenues:
Unaffiliated parties	$496,684	$436,013	$243,108
Affiliates	73,636	64,922	59,026
Derivative gain (loss)	5,632	(1,851)	(820)
Total revenues	575,952	499,084	301,314

Operating expenses:
Purchased product costs	322,278	366,878	211,534
Facility expenses	60,112	47,972	29,911
Selling, general and administrative expenses	44,185	21,573	16,133
Depreciation	29,993	19,534	15,556
Amortization of intangible assets	16,047	9,656	3,640
Accretion of asset retirement obligations	102	159	13
Impairments	—	—	130
Total operating expenses	472,717	465,772	276,917

Income from operations	103,235	33,312	24,397

Other income (expense):
Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	(65)
Interest income	962	367	87
Interest expense	(40,666)	(22,469)	(9,236)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(9,094)	(6,780)	(5,236)
Miscellaneous income, net	11,100	78	15
Income before Texas Margin Tax	70,853	2,355	9,962

Texas Margin Tax (Note 14)	(769)	—	—
Net income	$70,084	$2,355	$9,962

Interest in net income:
General partner	$(843)	$2,113	$(723)
Limited partners	$70,927	$242	$10,685

Net income per limited partner unit (see Note 2):
Basic	$2.45	$0.01	$0.66
Diluted	$2.44	$0.01	$0.65

Weighted average units outstanding:
Basic	28,966	21,790	16,302
Diluted	29,098	21,858	16,354

Distributions declared per common unit	$1.79	$1.60	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2006	2005	2004

Net income	$70,084	$2,355	$9,962

Other comprehensive income — unrealized gains on commodity derivative instruments accounted for as hedges	—	314	184

Comprehensive income	$70,084	$2,669	$10,146

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	PARTNERS’ CAPITAL					Accumulated
	Limited Partners					Other
	Common		Subordinated		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Income (Loss)	Total

Balance at December 31, 2003	5,628	$50,992	6,000	$13,315	$1,135	$(498)	$64,944
Issuance of units in secondary offerings, net of offering costs	6,993	138,859	—	—	2,828	—	141,687
Issuance of units in private placement, net of offering costs	2,608	44,063	—	—	899	—	44,962
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	54	1,154	—	—	25	—	1,179
Contributions by MarkWest Energy GP, LLC	—	—	—	—	567	—	567
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	2,277	—	2,277
Distributions to partners	—	(14,192)	—	(8,580)	(1,848)	—	(24,620)
Net income (loss)	—	6,607	—	4,078	(723)	—	9,962
Other comprehensive income	—	—	—	—	—	184	184
Balance at December 31, 2004	15,283	$227,483	6,000	$8,813	$5,160	$(314)	$241,142
Issuance of units in private placement, net of offering costs	4,438	97,518	—	—	1,990	—	99,508
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	18	432	—	—	9	—	441
Contributions by MarkWest Energy GP, LLC	—	—	—	—	404	—	404
Common unit registration costs	—	(45)	—	—	—	—	(45)
Subordinated units converted to common units	2,400	496	(2,400)	(496)	—	—	—
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	2,055	—	2,055
Distributions to partners	—	(24,866)	—	(9,190)	(4,943)	—	(38,999)
Net income (loss)	—	(136)	—	378	2,113		2,355
Other comprehensive income	—	—	—	—	—	314	314
Balance at December 31, 2005	22,139	$300,882	3,600	$(495)	$6,788	—	$307,175
Common units issued for vested restricted units	27	637	—	—	—		637
Issuance of units in public offering, net of offering costs	6,600	123,410	—	—	2,524	—	125,934
Subordinated units converted to common units	2,400	203	(2,400)	(203)	—	—	—
Contributions by MarkWest Energy GP, LLC	—	—	—	—	276	—	276
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	13,485	—	13,485
Distributions to partners	—	(46,481)	—	(5,862)	(12,599)	—	(64,942)
Net income (loss)	—	63,796	—	7,131	(843)	—	70,084
Balance at December 31, 2006	31,166	$442,447	1,200	$571	$9,631	$—	$452,649

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$70,084	$2,355	$9,962
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	29,993	19,534	15,556
Amortization of intangible assets	16,047	9,656	3,640
Amortization of deferred financing costs and original issue discount	9,094	6,780	5,236
Accretion of asset retirement obligation	102	159	13
Impairments	—	—	130
Restricted unit compensation expense	1,686	1,076	1,065
Participation Plan compensation expense	13,485	2,055	2,277
Equity in (earnings) loss of unconsolidated affiliates	(5,316)	2,153	73
Distributions from equity investment	—	1,849	—
Unrealized (gain) loss on derivative instruments	(6,245)	657	71
Gain on sale of property, plant and equipment	(192)	(24)	(29)
Loss on sale of equity investee	26	—	—
Deferred income taxes	769	—	—
Other	93	(28)	27
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	18,912	11,216	(29,948)
Receivables from affiliates	3,286	(2,094)	(3,429)
Inventories	(39)	(1,318)	(203)
Other assets	3,043	(6,676)	(288)
Accounts payable and accrued liabilities	(2,380)	(1,678)	32,643
Payables to affiliates	(1,471)	(3,582)	5,479
Net cash provided by operating activities	150,977	42,090	42,275

Cash flows from investing activities:
Acquisitions	(21,389)	(356,917)	(243,001)
Investment in Starfish	(21,237)	(41,688)	—
Capital expenditures	(77,387)	(70,750)	(30,467)
Payments on financing lease receivable	—	—	133
Proceeds from sale of equity investee	150	—	—
Proceeds from sale of property, plant and equipment	525	47	159
Net cash flows used in investing activities	(119,338)	(469,308)	(273,176)

Cash flows from financing activities:
Proceeds from long-term debt	157,524	893,000	220,100
Payments of long-term debt	(506,524)	(514,000)	(346,300)
Proceeds from private placement of senior notes	271,700	—	225,000
Payments for debt issuance costs, deferred financing costs and registration costs	(6,364)	(11,808)	(15,399)
Proceeds from private placements, net	5,000	94,508	44,962
Proceeds from public unit offering, net	125,934	—	142,076
Payments for deferred offering costs	54	(45)	—
Contributions by MarkWest Energy GP, LLC	276	404	592
Distributions to unitholders	(64,942)	(38,999)	(24,620)
Net cash flows provided by (used in) financing activities	(17,342)	423,060	246,411

Net increase (decrease) in cash	$14,297	$(4,158)	$15,510
Cash and cash equivalents at beginning of year	20,105	24,263	8,753
Cash and cash equivalents at end of year	$34,402	$20,105	$24,263

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	15,663	$22,112	$6,532

Supplemental schedule of non-cash investing and financing activities:
Construction projects in progress	$(8,214)	$(1,545)	$4,037
Property, plant and equipment asset retirement obligation	$64	$561	$377
Deferred offering costs payable	$—	$215	$—
Accrued Private Placement Proceeds	$—	$5,000	$—
Accrued amounts due to Javelina sellers and Starfish	$—	$6,888	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization

MarkWest Energy Partners, L.P. was formed on January 25, 2002, as a Delaware limited partnership. The Partnership and its wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C. (the “Operating Company”), were formed to acquire, own and operate most of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.’s Midstream Business (the “Midstream Business”). The Partnership is engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids, and the gathering and transportation of crude oil. The Partnership is a processor of natural gas in the northeastern United States, processing gas from the Appalachian Basin, one of the country’s oldest natural gas producing regions, and from Michigan. Through nine acquisitions completed during 2003, 2004 and 2006, the Partnership has expanded its natural gas-gathering, processing and transmission geographic coverage to the southwest United States. In addition, one of the Partnership’s acquisitions has allowed it to enter into the Michigan crude oil transportation business. The Partnership’s principal executive office is located in Denver, Colorado.

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

On February 28, 2007 the Partnership completed a two-for-one split of the Partnership’s Common Units, whereby holders of record at the close of business on February 22, 2007 received one additional Common Unit for each Common Unit owned on that date.  The unit split resulted in the issuance of 15,603,257 Common units and 600,000 Subordinated units.  For all periods presented, all references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect to the unit split.

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

Asset Class	Range of Estimated Useful Lives
Buildings	20 — 25 years
Gas gathering facilities	20 — 25 years
Gas processing plants	20 — 25 years
Fractionation and storage facilities	20 — 25 years
Natural gas pipelines	20 — 25 years
Crude oil pipelines	20 — 25 years
NGL transportation facilities	20 — 25 years
Equipment and other	3 — 10 years

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

Investment in Starfish

On March 31, 2005, the Partnership acquired its non-controlling, 50% interest in Starfish Pipeline Company, LLC (“Starfish”) for $41.7 million, which is accounted for under the equity method. Differences between the Partnership’s investment and its proportionate share of Starfish’s reported equity are amortized based upon the respective useful lives of the assets to which the differences relate. The Partnership’s share of Starfish’s income in 2006 was $5.3 million compared to a loss of $2.2 million in 2005.

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

Deferred Financing Costs

Deferred financing costs, included in Other assets, are amortized over the estimated lives of the related obligations or, in certain circumstances, accelerated if the obligation is refinanced, using the straight line method which approximates the effective interest method.

Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Effectiveness is evaluated by the derivative instrument’s ability to offset changes in fair value or cash flows of the underlying hedged item. Any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the changes in the fair value of the underlying hedged item, are recognized currently in earnings. Any differences between the changes in the fair values of the hedged item and the derivative instrument represent gains or losses from ineffectiveness.  As of December 31, 2006 and 2005, no transactions had been designated for hedge accounting treatment.  In general, the Partnership exempts those contracts that qualify as normal purchase and sale contacts from the mark-to-market requirements of SFAS 133.  All other derivative instruments are marked-to-market through revenue.

In the course of normal operations, we routinely enter into contracts such as forward physical contracts for the purchase and sale of crude oil, natural gas, propane, and other NGLs, that under SFAS 133, qualify for and are designated as a normal purchase and sales contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using accrual accounting. For contracts that are not designated as normal purchase and sales contracts, the change in market value of the contracts is recorded as a component of revenue in the consolidated statements of operations.

Fair Value of Financial Instruments

Management believes the carrying amount of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and other financial instruments approximates fair value because of the short-term maturity of these instruments. Management believes the carrying value of the Partnership’s Credit Facility (Note 11) approximates fair value due to its variable interest rates. The estimated fair value of the Senior Notes (Note 11) was approximately $499.8 million and $207.0 million at December 31, 2006 and 2005, respectively, based on quoted market prices. Derivative instruments not designated as hedges (Note 12) are recorded at fair value, based on available market information.

Revenue Recognition

The Partnership generates the majority of its revenues from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation. It enters into variety of contract types. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following different types of arrangements (all of which constitute midstream energy operations):

•                  Fee-based arrangements - Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices.

•                  Percent-of-proceeds arrangements - Under percent-of-proceeds arrangements, the Partnership gathers and processes natural gas on behalf of producers, sells the resulting residue gas, condensate and NGLs at market prices and remits to producers an agreed-upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership will deliver an agreed-upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices.

•                  Percent-of-index arrangements - Under percent-of-index arrangements, the Partnership will purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. The Partnership will then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price.

•                  Keep-whole arrangements. Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas.

•                  Settlement margin - Typically, the Partnership is allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed-line losses. To the extent the Partnership’s gathering systems are operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described above. The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements.  Under all of the arrangements, revenue is recognized at the time the product is delivered and title is transferred. It is upon delivery and title transfer that the Partnership meets all four revenue recognition criteria, and it is at such time that the Partnership recognizes revenue.

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

Gas volumes received may be different from gas volumes delivered, resulting in gas imbalances.  The Partnership records a receivable or payable for such imbalances based upon the contractual terms of the purchase agreements.  The Partnership had an imbalance payable of $0.9 million and $2.6 million and an imbalance receivable of $0.7 million and $2.7 million at December 31, 2006 and 2005, respectively.  Revenues for the transportation of crude are based upon regulated tariff rates and the related transportation volumes and are recognized when delivery of crude is made to the purchaser or other common carrier pipeline.  As described above, changes in the fair value of commodity derivative instruments are recognized currently in revenue.

Revenue and Expense Accruals

We routinely make accruals based on estimates for both revenues and expenses due to the timing of compiling billing information, receiving certain third party information and reconciling our records with those of third parties.  The delayed information from third parties includes, among other things, actual volumes purchased, transported or sold, adjustments to inventory and invoices for purchases, actual natural gas and NGL deliveries and other operating expenses.  We make accruals to reflect estimates for these items based on our internal records and information from third parties.  Most of the estimated accruals are reversed in the following month when actual information is received from third parties and our internal records have been reconciled.

Incentive Compensation Plans

The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  A restricted unit is a “phantom” unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  The restricted units are treated as liability awards under SFAS 123R.  As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is remeasured for the phantom unit grants using the market price of MarkWest Energy Partners’ common units at each reporting date. The fair value of the units awarded is amortized into earnings over the period of service and is adjusted monthly for the change in the fair value of the unvested units granted.  The phantom units vest equally over a three year period.

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

MarkWest Hydrocarbon has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan.  Under this plan, the Company sells subordinated units of the Partnership or interests in the Partnership’s general partner, under a purchase and sale agreement.  Both the subordinated unit and general partner interest transactions are considered compensatory arrangements due to the put-and-call provisions and the associated valuation being based on a formula instead of an independent third party valuation.  The subordinated units convert to common units after a holding period. Historically, the Company has settled the subordinated units for cash when individuals leave the Company.  The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards.  As a result, the Company is required to mark to market the subordinated unit and general partner interest valuations at the end of each period.

Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, some portion of compensation expense related to services provided by MarkWest Hydrocarbon’s employees and directors recognized under the Participation Plan should be allocated to the Partnership.  The allocation is based on the percent of time each employee devotes to the Company.  Compensation attributable to interests sold to individuals who serve on both the board of MarkWest Hydrocarbon and the Partnership’s Board of Directors of the Partnership’s General Partner is allocated equally.

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

The Texas legislature passed House Bill 3, 79th Leg., 3d C.S. (2006) (“H.B.3”) that was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities. The new margin tax also will apply to common entity types that are not currently subject to tax, including general and limited partnerships. The margin tax is effective for all reports due on or after January 1, 2008. The 2008 report would be completed on the new margin tax base reflecting 2007 activity.

The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax will be imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of $0.8 million in 2006, related to the Partnership’s temporary differences that are expected to reverse in future periods when the tax will apply.

Comprehensive Income (loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss), which includes unrealized gains and losses on commodity or interest rate derivative financial instruments accounted for as hedges.

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

The following table sets forth the computation of basic and diluted earnings per limited partner unit, as adjusted for the February 28, 2007 two-for-one unit split. The net income available to limited partners and the weighted average limited partner units outstanding have been adjusted for instruments considered common unit equivalents in 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(in thousands, except per unit data)
Numerator for basic and diluted earnings per limited partner unit:
Net income	$70,084	$2,355	$9,962
Less:
General partner’s incentive distribution paid	(11,301)	(4,163)	(1,355)
Sub-total	58,783	(1,808)	8,607
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	106	—	—
Participation plan allocation	13,485	2,055	2,296
Net income before GP interest	72,374	247	10,903
Less:
General Partner’s 2% interest	(1,447)	(5)	(218)
Additional earnings allocated to general partners	—	—	—
Net income available to limited partners under EITF 03-6	$70,927	$242	$10,685

Denominator:

Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	28,966	21,790	16,302
Effect of dilutive securities:
Weighted-average of restricted units outstanding	132	68	52
Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	29,098	21,858	16,354

Basic net income per limited partner unit	$2.45	$0.01	$0.66
Diluted net income per limited partner unit	$2.44	$0.01	$0.65

Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. We do not believe the adoption of SFAS 155 will have a material impact on the consolidated financial statements of the Partnership.

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating the potential impact of FIN 48 on the consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on the consolidated financial statements of the Partnership.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006. The Partnership adopted SAB 108 for the year ending December 31, 2006 and it did not have a material effect on the Partnership’s consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under Statement No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 159, Fair Value Measurements. The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 159 may have on the consolidated financial statements of the Partnership.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

3.     Acquisitions

Santa Fe Gathering Acquisition

On December 29, 2006, the Partnership purchased 100% of the ownership interest in Santa Fe Gathering, L.L.C. for $15.0 million subject to working capital adjustments.  The gathering system is located in Roger Mills and Beckham Counties, Oklahoma.  The Grimes system was constructed in May 2005 to gather from growing production fields.  Current system throughput is approximately 16 MMcfd.  The final purchase price allocation is expected to be completed in the second quarter of 2007.

Javelina Acquisition

On November 1, 2005, the Partnership acquired equity interests in Javelina Company, Javelina Pipeline Company and Javelina Land Company, L.L.C., which were 40%, 40% and 20%, respectively, owned by subsidiaries of El Paso Corporation, Kerr-McGee Corporation and Valero Energy Corporation. The Partnership paid consideration of $357.0 million, plus $41.8 million for net working capital that included approximately $35.5 million in cash. The Corpus Christi, Texas, gas processing facility treats and processes off-gas from six local refineries, two of which are owned by Valero Energy Corporation, two by Koch Industries, Inc. and two by Citgo Petroleum Corporation. Constructed in 1989 to recover up to 28,000 Bbl/d of NGLs, the facility currently processes approximately 125 to 130 MMcf/d of inlet gas and produces approximately 25,400 Bbl/d of NGLs. The Partnership and the seller negotiated a final settlement of the acquired working capital of $41.8 million, and the final payment of $5.9 million was paid to the sellers in May of 2006 and included in the final purchase price allocation, which was completed in the second quarter of 2006.

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

East Texas System Acquisition

On July 30, 2004, the Partnership completed the East Texas System acquisition of American Central Eastern Texas’ Carthage gas processing plant assets, located in East Texas, for approximately $240.7 million. The Partnership’s consolidated financial statements include the results of operations of the Carthage gas processing plant from July 30, 2004. The acquired assets consist of processing plants, gathering systems, a processing facility currently under construction and an NGL pipeline.

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

The following table summarizes the costs and allocations of the above acquisitions (in thousands):

	2006	2005	2004
	Santa Fe	Javelina	Hobbs Lateral	East Texas
Acquisition Costs:
Cash consideration	$15,000	$396,836	$2,275	$240,269
Direct acquisition costs	—	2,009	—	457
Totals:	$15,000	$398,845	$2,275	$240,726
	`
Allocation of acquisition costs:
Current assets	$—	$111,679	$—	$—
Customer contracts	12,630	194,650	—	165,379
Property, plant and equipment	2,370	162,859	2,275	76,012
Inventory	—	—		65
Liabilities assumed	—	(70,343)	—	(730)
Totals:	$15,000	$398,845	$2,275	$240,726

Pro Forma Results of Operations (Unaudited)

The following table reflects the unaudited pro forma consolidated results of operations for the years ended December 31, 2005 and 2004, as though the Javelina and Starfish acquisitions had occurred on January 1, 2004 and the East Texas acquisition had occurred on January 1, 2004. The unaudited pro forma results of operations for the Hobbs and Santa Fe acquisitions have not been presented, as the acquisitions were not considered significant.  The results have been prepared for comparative purposes only and may not be indicative of future results.  All earnings per share information have been updated to reflect the February 2007 unit split.

		Year ended December 31,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
		(in thousands, except per unit data)
Revenue	$499,084	$754,948	301,314	$607,893
Net income (loss)	$2,355	$(5,492)	9,962	$20,464
Net income (loss) – limited partners	$242	$(7,007)	10,685	$20,591

Net income (loss) per share – limited partners
Basic	$0.01	$(0.32)	$0.66	$0.97
Diluted	$0.01	$(0.32)	$0.65	$0.97

Weighted average number of outstanding shares of common stock:
Basic	21,790	21,790	16,302	21,258
Diluted	21,858	21,858	16,354	21,310

4.               Significant Customers and Concentration of Credit Risk

For the years ended December 31, 2006, 2005 and 2004, revenues from MarkWest Hydrocarbon totaled $74 million, $65 million and $60 million, representing 13%, 13% and 20% of consolidated Partnership revenues, respectively.  Sales to MarkWest Hydrocarbon are made primarily from the Appalachia segment.  As of December 31, 2006 and 2005 the Partnership had $4.7 million and $7.9 million, respectively, of accounts receivable from MarkWest Hydrocarbon.

For the year ended December 31, 2006 revenues from Targa Resources Partners, L.P. (“Targa”) totaled $76 million, representing 13% of consolidated Partnership revenues.  Sales to Targa are made primarily from the East Texas segment.  As of December 31, 2006 the Partnership had $3.0 million of accounts receivable from Targa.

For the year ended December 31, 2006 revenues from ONEOK, Inc. (“ONEOK”) totaled $63 million, representing 11% of consolidated Partnership revenues.  Sales to ONEOK are made primarily from the Oklahoma segment.  As of December 31, 2006 the Partnership had no receivables from ONEOK.

For the years ended December 31, 2005 and 2004 revenues from one other customer totaled $67 million and $60 million, representing 14% and 20% of consolidated Partnership revenues, respectively.  Sales to this customer were made primarily from the Oklahoma segment.  As of December 31, 2005 the Partnership had $5.5 million of accounts receivable from this customer.

5.                                    Receivables and Other Current Assets

Receivables consist of the following (in thousands):

	December 31,
	2006	2005
Trade, net	$68,692	$100,894
Other	17,434	9,144
Total receivables	$86,126	$110,038

Other current assets consist of the following (in thousands):

	December 31,
	2006	2005
Customer margin deposits	$—	$2,600
Prepaid fuel	1,215	3,614
Risk management premium	1,009	—
Prepaid insurance	391	599
Prepaid equipment rental	283	—
Prepaid other	149	48
	$3,047	$6,861

Risk management premium

In the third and fourth quarter of 2006 the Partnership entered into certain put option contracts on commodities requiring premium payments to secure certain floor prices.  The Partnership paid $1.0 million to the counterparty as a premium on certain short-term put option contracts.  The payment is recorded as a short-term asset and will be amortized through revenue as the puts expire or are exercised.  The contracts are recorded as derivative instruments, so changes in fair value of the contracts are recorded as an unrealized gain or loss.

6.                                    Properties, Plant and Equipment

Property, plant and equipment consist of (in thousands):

	December 31,
	2006	2005

Gas gathering facilities	$289,586	$212,042
Gas processing plants	217,080	213,943
Fractionation and storage facilities	23,470	22,882
Natural gas pipelines	42,361	42,246
Crude oil pipelines	19,113	19,070
NGL transportation facilities	5,326	4,433
Land, building and other equipment	16,871	10,987
Construction-in-progress	41,942	41,491
	655,749	567,094
Accumulated depreciation	(104,863)	(74,133)
Total property, plant and equipment, net	$550,886	$492,961

The Partnership capitalizes interest on major projects during construction. For the years ended December 31, 2006 and 2005, the Partnership capitalized interest of $0.9 million and $2.1 million, respectively.

Woodford gathering system

In late 2006 the Partnership began the construction and operation of the Woodford gathering system and compression system to support wells in a 200-square-mile project area situated in a four-county region in the Arkoma Basin in eastern Oklahoma. As of December 31, 2006, the Partnership invested capital of $21.6 million.

7.              Intangible Assets

The Partnership’s intangible assets at December 31, 2006 and 2005, are comprised of customer contracts and relationships, as follows (in thousands):

	December 31, 2006			December 31, 2005
Description	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life
East Texas	$165,379	$19,984	$145,395	$165,379	$11,740	$153,639	20 years
Javelina	195,137	9,096	186,041	194,150	1,293	192,857	25 years
Oklahoma	12,630	—	12,630	—	—	—	20 years
Other	—	—	—	288	288	—	1 year
Total:	$373,146	$29,080	$344,066	$359,817	$13,321	$346,496

Amortization expense related to the intangible assets was $16.0 million, $9.7 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Estimated future amortization expense related to the intangible assets at December 31, 2006, is as follows (in thousands):

Year ending December 31:
2007	$16,705
2008	16,705
2009	16,705
2010	16,705
2011	16,705
Thereafter	260,541
Total	$344,066

8.                                    Other Long-Term Assets

Other long-term assets consist of the following (in thousands):

	December 31,
	2006	2005
Risk management premiums	$717	$—
Other	326	326
	$1,043	$326

Risk management premium

In the third and fourth quarter of 2006 the Partnership entered into certain put option contracts on commodities requiring premium payments to secure certain floor prices.  The Partnership paid $0.7 million to the counterparty as a premium on certain long-term put option contracts.  The payment is recorded as a long-term asset (and reclassified to a current asset once the contract is set to expire within one year) and will be amortized through revenue as the puts expire or are exercised.  The contracts are recorded as derivative instruments, so changes in fair value of the contracts are recorded as an unrealized gain or loss.

9.                                    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	Year ended December 31,
	2006	2005
Product and operations	$8,653	$5,967
Customer obligations	203	3,380
Professional services	1,133	1,736
Taxes (other than income tax)	3,118	2,183
Interest	13,935	3,233
Javelina working capital adjustment	—	5,402
Starfish contribution	—	1,486
Construction in progress	10,866	2,652
Deferred income	167	223
Deferred lease obligation	2,344	—
Phantom unit liability	2,007	958
Other	829	272
Total accrued liabilities	$43,255	$27,492

10.                             Asset Retirement Obligation

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

The following is a reconciliation of the changes in the asset retirement obligation from December 31, 2004 to December 31, 2006 (in thousands):

Asset retirement obligation as of December 31, 2004	$840
Accrued liabilities	553
Accretion expense	159
Liabilities settled	(450)
Asset retirement obligation as of December 31, 2005	1,102
Accrued liabilities	64
Accretion expense	102
Liabilities settled	—
Asset retirement obligation as of December 31, 2006	$1,268

At December 31, 2006 and 2005, there were no assets legally restricted for purposes of settling asset retirement obligations.  The asset retirement obligation has been recorded as part of other long-term liabilities in the accompanying consolidated balance sheets.

11.                             Debt

Debt as of December 31, 2006 and 2005 is summarized below (in thousands):

	December 31,
	2006	2005
Term loan, 8.75% interest, retired October 2006	$—	$365,000
Revolving facility, 8.75% interest, due December 2010	30,000	14,000
Senior Notes, 6.875% interest, due November 2014	225,000	225,000
Senior Notes, 8.5% interest, net of original issue discount of $3,135, due July 2016	271,865	—
	526,865	604,000
Less: obligations due in one year	—	(2,738)

Total long-term debt	$526,865	$601,262

2016 Senior Notes

In July 2006 MarkWest Energy Partners, L.P. and its wholly owned subsidiary, MarkWest Energy Finance Corporation (the “Issuers”), co-issued $200 million in aggregate principal amount of 8 1/2% senior notes due 2016 (the “2016 Senior Notes”) to qualified institutional buyers. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing January 15, 2007.  In October 2006 the Partnership offered $75.0 million in additional debt securities under this same indenture.  The net proceeds from the private placements were approximately $191.2 million and $74.5 million, respectively, after deducting the initial purchasers’ discounts and legal, accounting and other transaction expenses. The Issuers used a portion of the net proceeds from the offerings to repay the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility.  The Issuers have no assets or operations independent of this debt and their investments in guarantor subsidiaries.  Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally.  The 2016 notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility.

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

The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2016 Senior Notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (January 6, 2007), and, as a consequence began incurring an interest rate penalty of 0.5% annually, increasing 0.25% every 90 days thereafter up to 1%, until such time as the exchange offer was completed.  The Partnership incurred penalty interest of 0.5% from January 7, 2007 until February 26, 2007, when the exchange offer was completed.

2014 Senior Notes

In October 2004 MarkWest Energy Partners, L.P. and its wholly owned subsidiary, MarkWest Energy Finance Corporation (the “Issuers”), co-issued $225.0 million in senior notes at a fixed rate of 6.875%, payable semi-annually in arrears on May 1 and November 1, and commencing on May 1, 2005 (the “2014 Senior Notes”). The 2014 Senior Notes mature on November 1, 2014. The Partnership may redeem some or all of the notes at any time on or after November 1, 2009, at certain redemption prices together with accrued and unpaid interest to the date of redemption. The Partnership may redeem all of the notes at any time prior to November 1, 2009, at a make-whole redemption price. In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a stated redemption price. The Partnership must offer to repurchase the notes at a specified price if it a) sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or b)  experiences specific kinds of changes in control. The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt. The senior notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility. The proceeds from these notes were used to pay down the Partnership’s outstanding debt under its credit facility.  The Issuers have no assets or operations independent of this debt and their investments in guarantor subsidiaries.  Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally.  The 2014 notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Partnership Credit Facility.

The indenture governing the Partnership’s 2014 senior notes limits the activity of the Partnership and its restricted subsidiaries. Limitations include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

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

Partnership Credit Facility

On December 29, 2005, MarkWest Energy Operating Company, L.L.C. (the “Operating Company”), a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement (“Partnership Credit Facility”), which provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility includes a revolving facility of $250.0 million and a $365.0 million term loan. In July 2006, using proceeds from debt and equity offerings, the Partnership permanently reduced the borrowing capacity of the term loan to $45.9 million.  In October 2006 the Partnership retired the remaining $45.9 million outstanding on the term loan using a portion of the proceeds from the 2016 senior notes (see Note 16).  The credit facility is guaranteed by the Partnership and all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of the Partnership’s Consolidated Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million (“Acquisition Adjustment Period”). For the year ended December 31, 2006, the weighted average interest rate on the outstanding borrowing under the Partnership Credit Facility was 7.2%.

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

The aggregate minimum principal payments on long-term debt are as follows, as of December 31, exclusive of any prepayments related to Excess Cash Flow (in thousands):

Year ending December 31:
2007	$—
2008	—
2009	—
2010	30,000
2011	—
Thereafter	500,000
Total	$530,000

12.          Derivative Financial Instruments

Commodity Instruments

The Partnership utilizes a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter (“OTC”) market, and futures contracts traded on the New York Mercantile Exchange (“NYMEX”). The Partnership enters into OTC swaps with financial institutions and other energy company counterparties. Management conducts a standard credit review on counterparties and has agreements containing collateral requirements where deemed necessary. The Partnership uses standardized agreements that allow for offset of positive and negative exposures. Some of the agreements may require a margin deposit.

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

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership’s sales of physical product.  While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical sales, we will experience volatility in reported earnings due to the recording of unrealized gains and losses on our derivative positions that will have no offset.  The volatility in any given period related to unrealized gains or losses can be significant to the overall results of the Partnership, however, we ultimately expect those gains and losses to be offset when they become realized.

The following table includes information on MarkWest Energy’s specific derivative positions at December 31, 2006:

Current asset (liability) mark-to-market positions (in thousands, except Fixed Price):

Fixed Swaps (1)	Contract Period	Fixed Price (4)	Fair Value
Crude - 390 Bbl/d	Jan-Dec 2007	$68.46	$473
Crude - 600 Bbl/d	Jan-Dec 2007	64.77	(58)

Ethane - 50,000 Gal/d	Jan-Mar 2007	0.78	736
			$1,151

Basis Swaps	Contract Period		Fair Value
Natural Gas - 14,000 MMBtu/d	Jan-Oct 2007		$(33)

Options (puts) (2)	Contract Period	Floor	Fair Value
Ethane - 50,000 Gal/d	Apr-Jun 2007	$0.65	$7
Ethane - 50,000 Gal/d	July-Sep 2007	0.65	—
Ethane - 50,000 Gal/d	Oct-Dec 2007	0.65	—
			$7

Collars (3)	Contract Period	Floor (4)	Cap (4)	Fair Value
Crude - 1,105 Bbl/d	Jan-Dec 2007	$69.08	$82.43	$2,469

Propane - 23,000 Gal/d	Jan-Mar 2007	1.05	1.28	286
Propane - 30,000 Gal/d	Apr-Jun 2007	0.96	1.16	240
Propane - 30,000 Gal/d	Jul-Sep 2007	0.97	1.16	—
Propane - 30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—
				$2,995

Total current asset (liability) mark-to-market positions				$4,120

Non-current asset (liability) mark-to-market positions (in thousands, except Floor and Cap):

Collars (3)	Contract Period	Floor (4)	Cap (4)	Fair Value
Crude - 1,476 Bbl/d	Jan-Mar 2008	$69.76	$79.01	$688
Crude - 550 Bbl/d	Jan-Dec 2008	64.48	73.98	236
Crude - 1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	627
Crude - 1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	566
Crude - 1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	550
Crude - 925 Bbl/d	Jan-Dec 2008	65.00	68.78	(172)
Crude - 550 Bbl/d	Jan-Dec 2009	63.13	72.58	92
Crude - 450 Bbl/d	Jan-Mar 2009	63.00	70.00	(72)
Crude - 1,925 Bbl/d	Jan-Dec 2009	63.96	68.90	(844)
Crude - 450 Bbl/d	Apr-Jun 2009	63.00	70.00	(82)
Crude - 450 Bbl/d	Jul-Sep 2009	63.00	70.00	(91)
Crude - 450 Bbl/d	Oct-Dec 2009	63.00	70.00	(101)
				$1,397

Total non-current asset (liability) mark-to-market positions				$1,397

(1)             Forward sales to hedge our production.

(2)             Purchase of puts to hedge our Ethane production.

(3)             Forward producer collars to hedge our production.

(4)             A weighted average is used for grouped positions.

A summary of MarkWest Energy’s commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$4,211	$—
Current liability	91	728
Non-current asset	2,759	—
Non-current liability	1,362	—

13.                             Incentive Compensation Plans

Total compensation cost for equity-based pay arrangements was as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
MarkWest Energy
Restricted units	$1,686	$1,076	$1,065

MarkWest Hydrocarbon
General partner interests	13,463	2,038	2,133
Participation plan subordinated units	22	17	144
Total compensation cost	$15,171	$3,131	$3,342

Of the total compensation cost recognized for restricted units $0.1million, $0.4 million and $0.5 million related to the accelerated vesting of restricted units for the years ended December 31, 2006, 2005 and 2004, respectively.  The accelerated vesting of restricted units occurs when specific distribution targets are achieved, as set forth in the individual grant agreements.

The total compensation expense not yet recognized as of December 31, 2006, related to non-vested restricted units is $1.8 million, with a weighted-average remaining vesting period of 1.8 years. The actual compensation expense recognized may differ as expense under liability awards is affected by changes in the fair value of the units.

MarkWest Energy Partners, L.P. Long-Term Incentive Plan

The general partner has adopted the MarkWest Energy Partners, L.P. Long-Term Incentive Plan for employees and directors of the general partner, as well as employees of its affiliates who perform services for us. The plan consists of restricted units and unit options. It permits the grant of awards covering an aggregate of 1,000,000 common units, comprised of 400,000 restricted units and 600,000 unit options. The Compensation Committee of the general partner’s Board of Directors administers the plan.

Under SFAS No. 123R, the restricted units are treated as liability awards.  As a result, the Partnership is required to mark to market the awards at the end of each reporting period.  Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy Partners’ common units at each reporting date. The fair value of the units awarded is amortized into earnings over the period of service and is adjusted monthly for the change in the fair value of the unvested units granted.

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

The following is a summary of restricted unit activity issued under the Partnership’s Long-Term Incentive Plan:

	Number of Units	Weighted-average Grant-date Fair Value
Nonvested at January 1, 2004	68,992	$13.73
Granted	55,800	21.01
Vested	(54,906)	12.73
Forfeited	(10,886)	18.62
Nonvested at December 31, 2004	59,000	20.65
Granted	40,278	24.74
Vested	(18,200)	18.95
Forfeited	(3,350)	21.25
Nonvested at December 31, 2005	77,728	23.14
Granted	81,886	24.35
Vested	(26,986)	22.25
Forfeited	(7,428)	22.75
Nonvested at December 31, 2006	125,200	24.14

	Year ended December 31,
	2006	2005	2004
Weighted-average grant-date fair value of restricted units granted for the year ended	$1,993,658	$996,423	$1,172,083

Total fair value of restricted units vested / total intrinsic value of restricted units settled for the year ended	636,713	444,550	1,165,067

For the year ended December 31, 2006, the Partnership issued 26,986 common units for vested restricted units.  For the years ended December 31, 2005 and 2004 the partnership issued 17,700 and 54,596 common units, respectively and an additional 500 units were acquired in the open market in 2005.

Of the total number of restricted units that vested in 2006 and 2005, the Partnership received no proceeds for issuing restricted units, and there were no cash settlements.  In 2004, 310 restricted units, at the Partnership’s option were redeemed for cash.

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

As of December 31, 2006, the Partnership had not granted common unit options.

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

The interest in the Partnership’s general partner is sold with certain put-and-call provisions. These require MarkWest Hydrocarbon to buy back, or require the individuals to sell back their interest in the general partner to MarkWest Hydrocarbon. Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership’s general partner undergoes a change of control; (2) additional membership interests are issued that, on a pro forma basis, decrease the distributions to all the then-existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement materially and adversely affects the then-existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates, or (ii) dies, or (iii) retires as a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years. The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3). MarkWest Hydrocarbon can exercise its call option if (i) the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or (ii) if there is a change of control of MarkWest or of the Partnership’s general partner. For the call option based upon a termination of employment or directorship, MarkWest Hydrocarbon has 12 months following the termination date to exercise its call option. MarkWest Hydrocarbon has agreed to exempt the general partner interests of three present or former directors from the call option based upon a termination of employment or directorship. Additionally, pursuant to the terms of Mr. Semple’s employment agreement with MarkWest Hydrocarbon, all of his general partner interest has become exempt from the call option based upon a termination of employment or directorship for reasons other than cause. For the call option based upon a change of control of MarkWest or of the Partnership’s general partner, MarkWest Hydrocarbon has 30 days following the change of control to exercise its call option.

As the formula used to determine the sale and buy-back price is not based on an independent third-party valuation, coupled with the attributes of the put-and-call provisions, these transactions are considered compensatory arrangements, similar to a stock appreciation right. Compensation expense related to general partner interests is calculated as the difference in the formula value and the amount paid by those individuals. The formula value is the amount MarkWest Hydrocarbon would have to pay the employees and directors to repurchase the general partner interests, and is based on the current market value of the Partnership’s common units and the current quarterly distributions paid. On October 13, 2006, the Company completed the repurchase of a 0.5% interest in the general partner.

14.                               Texas Margin Tax

The Texas legislature passed House Bill 3, 79th Leg., 3d C.S. (2006) (“H.B.3”) that was signed into law on May 18, 2006. H.B. 3 significantly reforms the Texas franchise tax system and replaces it with a new Texas margin tax system. The margin tax expands the type of entities subject to tax to generally include all active business entities. The new margin tax also will apply to common entity types that are not currently subject to tax, including general and limited partnerships. The margin tax is effective for all reports due on or after January 1, 2008.  The 2008 report would be completed on the new margin tax base reflecting 2007 activity.

The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax will be imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of $0.8 million in 2006, related to the Partnership’s temporary differences that are expected to reverse in future periods when the tax will apply.

15.                             Employee Benefit Plan

All employees dedicated to, or otherwise principally supporting the Partnership are employees of MarkWest Hydrocarbon, and substantially all of these employees are participants in MarkWest Hydrocarbon’s defined contribution benefit plan. Costs related to this plan allocated to the Partnership were $0.9 million, $0.9 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The plan is discretionary, with annual contributions determined by MarkWest Hydrocarbon’s Board of Directors.

16.                             Partners’ Capital

As of December 31, 2006, partners’ capital consists of  31,166,138 common limited partner units, representing a 94% partnership interest; 1,200,000 subordinated limited partner units, representing a 4% partnership interest; and a 2% general partner interest. MarkWest Hydrocarbon and its subsidiaries, in the aggregate, own a 17% interest in the Partnership consisting of 3,738,992 common limited partner units, 1,200,000 subordinated limited partner units and a 2% general partner interest.

The Partnership Agreement defines the Partnership’s ability to issue new capital, maintain capital accounts, and distribute cash, as discussed, below.

The Partnership has the ability to issue an unlimited number of units to fund immediately accretive acquisitions. An immediately accretive acquisition is one that, in the general partner’s good faith determination, would have resulted in an increase to the amount of operating surplus generated by the Partnership on a per-unit basis with respect to each of the four most recently completed quarters on a pro forma basis. During 2006, 2005 and 2004, the Partnership consummated a total of five acquisitions, aggregating approximately $698.5 million, certain of which were subsequently funded partially by equity offerings.

The Partnership Agreement contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts. Per the Partnership Agreement, compensation expense under the Participation Plan allocated to the Partnership by MarkWest Hydrocarbon is allocated entirely to the general partner (See Note 2).

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

The Subordination Period ends on the first day of any quarter beginning after June 30, 2009, when certain financial tests are met. Additionally, a portion of the subordinated units may convert earlier into common units on a one-for-one basis if additional financial tests or financial goals are met. The earliest possible date by which some of the subordinated units could be converted into common units was June 30, 2005. As a result of achieving those goals in May 2005, 1,200,000 subordinated units were converted into common units on August 15, 2005, November 15, 2005, August 15, 2006, and November 15, 2006.  When the subordination period ends, any remaining subordinated units will convert into common units on a one-for-one basis, and the common unit holders will no longer be entitled to arrearages.

Distributions of Available Cash During the Subordination Period

During the subordination period, the quarterly distributions of available cash will be made in the following manner:

•                  First, 98% to the common unitholders and 2% to the general partner, until each common unitholder has received a minimum quarterly distribution of $0.25 plus any arrearages from prior quarters.

•                  Second, 98% to the subordinated unitholders and 2% to the general partner, until each subordinated unitholder has received a minimum quarterly distribution of $0.25 plus any arrearages from prior quarters.

•                  Third, 98% to all unitholders, pro rata, and 2% to the general partner, until each unitholder has received a distribution of $0.275 per quarter.

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

The general partner is entitled to incentive distributions if the quarterly distribution amount exceeds the target levels specified below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner

Minimum Quarterly Distribution	$0.25	98%	2%
First Target Distribution	up to $0.275	98%	2%
Second Target Distribution	above $0.275 up to $0.3125	85%	15%
Third Target Distribution	above $0.3125 up to $0.375	75%	25%
Thereafter	above $0.375	50%	50%

In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate payment of any cumulative minimum quarterly distribution. The Partnership is currently distributing at a rate in excess of $0.375 per unit.

The quarterly cash distributions applicable to 2006, 2005 and 2004, were as follows:

Quarter Ended	Record Date	Payment Date	Amount Per Unit

December 31, 2006	February 8, 2007	February 14, 2007	$0.500
September 30, 2006	November 3, 2006	November 14, 2006	$0.485
June 30, 2006	August 7, 2006	August 14, 2006	$0.460
March 31, 2006	May 5, 2006	May 15, 2006	$0.435

December 31, 2005	February 8, 2006	February 14, 2006	$0.410
September 30, 2005	November 8, 2005	November 14, 2005	$0.410
June 30, 2005	August 9, 2005	August 15, 2005	$0.400
March 31, 2005	May 10, 2005	May 16, 2005	$0.400

December 31, 2004	February 2, 2005	February 11, 2005	$0.390
September 30, 2004	November 3, 2004	November 12, 2004	$0.380
June 30, 2004	July 30, 2004	August 13, 2004	$0.370
March 31, 2004	April 30, 2004	May 14, 2004	$0.345

Unit Split - February 28, 2007

On February 28, 2007 the Partnership completed a two-for-one split of the Partnership’s Common Units, whereby holders of record at the close of business on February 22, 2007 received one additional Common Unit for each Common Unit owned on that date.  The unit split resulted in the issuance of 15,603,257 Common units and 600,000 Subordinated units Partnership units.  For all periods presented, all references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect for the unit split.

Public Offering — July 6, 2006

The Partnership priced its offering of 6,000,000 common units at $19.875 per unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 600,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of approximately $125.9 million, after the underwriters’ commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the outstanding indebtedness under term debt on the Partnership Credit Facility.

Private Placement — December 28, 2005

The Partnership sold 1,149,428 common units to certain accredited investors at $21.75 per common unit, for gross proceeds of $25.0 million. $20 million of the proceeds were received in December 2005. The remaining $5 million was accrued at December 31, 2005, and received in January 2006. Offering costs of $0.1 million reduced the aggregate gross proceeds of $25.0 million to $24.9 million of net proceeds. The net proceeds of $24.9 million, and the $0.5 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds associated with the private placement of $25.4 million.

Private Placement — November 11, 2005

The Partnership sold 3,288,130 common units to certain accredited investors at $22.105 per common unit, for gross proceeds of $72.7 million. Offering costs of $0.1 million reduced the aggregate gross proceeds of $72.7 million to $72.6 million of net proceeds. The net proceeds of $72.6 million, and the $1.5 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds associated with the private placement of $74.1 million.

Public Offering — September 21, 2004

The Partnership priced its offering of 4,314,790 common units at $21.705 per unit. The Partnership sold 4,000,000 units, for gross proceeds of $86.8 million. The remaining 314,790 were sold by certain unitholders, who retained the proceeds. In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 647,218 common units, for gross proceeds of $14.1 million. Underwriters’ fees of $4.8 million, and professional fees and other offering costs of $0.4 million, reduced the gross proceeds of $100.9 million to $95.7 million of net proceeds. The net proceeds of $95.7 million, and the $2.1 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds associated with the offering of $97.8 million.

Private Placement — July 30, 2004

The Partnership sold 2,608,876 common units to certain accredited investors at $17.25 per common unit, for gross proceeds of $45.0 million. Offering costs of $0.9 million reduced the aggregate gross proceeds of $45.0 million to $44.1 million of net proceeds. The net proceeds of $44.1 million, and the $0.9 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds associated with the private placement of $45.0 million.

Public Offering — January 12, 2004

The Partnership priced its offering of 2,296,000 common units at $19.95 per unit. The Partnership sold 2,200,888 units, for gross proceeds of $43.9 million. The remaining 95,112 were sold by certain unitholders, who retained the proceeds. In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 145,000 common units, for gross proceeds of $2.9 million. Underwriters’ fees of $2.5 million, and professional fees and other offering costs of $1.3 million, reduced the gross proceeds of $46.8 million to $43.0 million of net proceeds. The net proceeds of $43.0 million, and the $0.9 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds of $43.9 million.

17.                             Commitments and Contingencies

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

In 2005 MarkWest Hydrocarbon, the Partnership, several of its affiliates, and an unrelated co-defendant, were served with three lawsuits, which in 2006 were consolidated into a single action captioned Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, and Civil Action No. 05-CI-00137 (consolidated March 27, 2006 of three cases originally filed February, 2005).  These actions involved third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky. The pipeline was owned by an unrelated business entity, Equitable Production Company, and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC (“MEA”). MEA transports NGLs from the Maytown gas processing plant to MEA’s Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to several residential structures and injuries to some of the residents.

The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with the MarkWest’s insurance policies and its co-defendant and its separate insurance policy, funding the settlements.

In June 2006, a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) was issued by OPS to both MarkWest Hydrocarbon and Equitable Production Company, the owner of the pipeline, asserting six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter is presently set for the last week of March, 2007.  One of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty, concerns alleged activity in 1982 and 1987, which dates predate MarkWest’s leasing and operation of the pipeline.  MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced pipeline incident, MarkWest Hydrocarbon and the Partnership have filed an independent action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against its All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These include the Partnership’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). These expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. Following initial discovery, the Partnership was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages.  The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much the Partnership will ultimately recover under the policies. Discovery in the action is continuing.  The Partnership has also asserted that the cost of pipeline testing, replacement and repair are subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

With regard to the Partnership’s Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-

F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006 pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership.

In the ordinary course of business, the Partnership is a party to various other legal actions. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Lease Obligations

The Partnership has various non-cancelable operating lease agreements for equipment expiring at various times through fiscal year 2015. Annual rent expense under these operating leases was $8.0 million, $5.9 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The minimum future lease payments under these operating leases as of December 31, 2006, are as follows (in thousands):

Year ending December 31,
2007	$8,896
2008	5,012
2009	2,464
2010	1,583
2011	1,595
2012 and thereafter	5,139
$24,689

18.                             Related Party Transactions

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

                Under the Services Agreement with MarkWest Hydrocarbon, MarkWest Hydrocarbon continues to provide centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other services. The Partnership reimburses MarkWest Hydrocarbon monthly for the selling, general and administrative expenses.  For the years ended December 31, 2006, 2005 and 2004, MarkWest Hydrocarbon charged approximately $18.0 million, $10.9 million and $8.7 million, respectively, for these expenses.

The Partnership also reimburses MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses. For the years ended December 31,

2006, 2005 and 2004, these costs totaled $18.1 million, $14.6 million and $9.1 million, respectively, and are included in facility expenses. The Partnership has no employees.

In Michigan, the Partnership assumed the Midstream Business’s existing third-party contracts. As a result, the Partnership gathers and processes gas directly for those third parties. The Partnership receives 100% of all fees and percent-of-proceeds consideration for the first 10,000 Mcf/d gathered in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income earned on Michigan pipeline throughput in excess of 10,000 Mcf/d, calculated quarterly. For years ended December 31, 2006, 2005 and 2004, MarkWest Hydrocarbon’s net profit interest was $0.0 million, $0.0 million and $0.5 million, respectively, which amounts are included in facility expenses.

19.                             Subsequent Event

On December 7, 2006, the Partnership filed a Form S-4 exchange offer registration statement related to the Senior Notes (see Note 11).  The registration became effective January 23, 2007.  An interest penalty was assessed at 0.5% between the dates of January 8, 2007 and February 26, 2007.

In the first quarter of 2007, the Partnership’s Gulf Coast business unit received proceeds of $5.5 million from a recently concluded rate case.  The proceeds will be recorded as a reduction of facilities expense and interest income in the first quarter results of operations.

20.                             Segment Information

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

Segment	Related Legal Entity	Products and services

Southwest
East Texas	MarkWest Energy East Texas Gas Company, L.P. MarkWest Pipeline Company, L.P.	Gathering, processing, pipeline, fractionation and storage

Oklahoma	MarkWest Western Oklahoma Gas Company, L.L.C. Santa Fe Gathering, L.L.C	Gathering and processing

Other Southwest	MarkWest Power Tex L.P. MarkWest Pinnacle L.P. MarkWest PNG Utility L.P. MarkWest Texas PNG Utility L.P. MarkWest Blackhawk L.P. MarkWest New Mexico L.P.	Gathering and pipeline

Gulf Coast
Gulf Coast	MarkWest Javelina Company MarkWest Javelina Pipeline Company MarkWest Javelina Pipeline Holding Company, L.P. MarkWest Javelina Holding Company, L.P.	Gathering, processing and pipeline

Northeast
Appalachia	MarkWest Energy Appalachia, L.L.C.	Processing, pipelines, fractionation and storage

Michigan	Basin Pipeline, L.L.C. West Shore Processing Company, L.L.C. Matrex, LLC MarkWest Michigan Pipeline Company, L.L.C.	Gathering, processing and crude oil transportation

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

The table below presents information about operating income for the reported segments for the three years ended December 31, 2006, 2005 and 2004 (in thousands).

Year ended December 31, 2006:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total

Revenues:
Unaffiliated parties	$120,320	$207,510	$84,595	$2,027	$13,282	$68,950	$496,684
Affiliated parties	—	—	—	73,636	—	—	73,636
Total Revenues	120,320	207,510	84,595	75,663	13,282	68,950	570,320

Purchased product costs	37,678	170,168	67,349	43,648	3,435	—	322,278
Facility expenses	15,683	7,883	5,638	13,997	5,721	11,190	60,112
Depreciation	7,783	3,007	4,100	3,573	5,015	6,500	29,978
Amortization	8,244	—	—	—	—	7,803	16,047
Accretion	44	26	20	12	—	—	102
Operating income (loss) before selling, general and administrative expenses and depreciation expense not allocated to segments	$50,888	$26,426	$7,488	$14,433	$(889)	$43,457	$141,803

Capital expenditures	$23,508	$34,114	$12,669	$2,315	$156	$2,748	$75,510
Capital expenditures not allocated to segments							1,877
Capital expenditures							$77,387

Assets attributable to segments	$331,485	$126,421	$72,068	$51,020	$46,383	$414,170	$1,041,547
Investment in Starfish							64,240
Fair value of derivative instruments							6,970
Leasehold Improvements (1)							2,023
Total Assets							$1,114,780

(1)    Leasehold improvements not attributable to segments include tenant improvements for the Partnership’s office lease in downtown Denver, Colorado.

Year ended December 31, 2005:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total

Revenues:
Unaffiliated parties	$86,261	$214,043	$107,712	$1,763	$12,479	$13,832	$436,090
Affiliated parties	—	—	—	64,845	—	—	64,845
Total Revenues	86,261	214,043	107,712	66,608	12,479	13,832	500,935

Purchased product costs	39,024	193,787	92,602	38,435	3,030	—	366,878
Facility expenses	10,463	4,927	4,990	19,360	6,080	2,152	47,972
Depreciation	4,836	2,385	3,383	3,187	4,665	1,078	19,534
Amortization	8,293	—	68	—	—	1,295	9,656
Accretion	33	63	22	41	—	—	159
Operating income (loss) before selling, general and administrative expenses	$23,612	$12,881	$6,647	$5,585	$(1,296)	$9,307	$56,736

Capital expenditures	$46,088	$11,937	$7,765	$4,611	$251	$98	$70,750

Assets attributable to segments	$324,231	$75,576	$59,178	$55,436	$50,560	$441,945	$1,006,926
Investment in Starfish							39,167
Total Assets							$1,046,093

Year ended December 31, 2004:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total

Revenues:
Unaffiliated parties	$21,932	$133,889	$70,044	$1,610	$15,633	$—	$243,108
Affiliated parties	—	—	—	59,026	—	—	59,026
Total Revenues	21,932	133,889	70,044	60,636	15,633	—	302,134

Purchased product costs	3,669	118,325	55,519	30,031	3,990	—	211,534
Facility expenses	3,229	3,659	3,694	13,444	5,885	—	29,911
Depreciation	1,489	2,059	3,099	4,329	4,580	—	15,556
Amortization	3,446	—	194	—	—	—	3,640
Impairment	—	—	—	130	—	—	130
Accretion	13	—	—	—	—	—	13
Operating income before selling, general and administrative expenses	$10,086	$9,846	$7,538	$12,702	$1,178	$—	$41,350

Capital expenditures	$19,343	$2,917	$3,899	$2,856	$1,452	$—	$30,467

Assets attributable to segments	$298,451	$64,433	$59,071	$51,088	$56,379	$—	$529,422

The following is a reconciliation of operating income before selling, general and administrative expenses to net income (in thousands):

	Year ended December 31,
	2006	2005	2004

Total segment revenue	$570,320	$500,935	$302,134
Derivative gain (loss) not allocated to segments	5,632	(1,851)	(820)
Total revenue	$575,952	$499,084	$301,314

Total segment operating income before derivative gain (loss), selling, general and administrative expenses and depreciation expense not allocated to segments	$141,803	$56,736	$41,350

Derivative gain (loss) not allocated to segments	5,632	(1,851)	(820)
Depreciation expense not allocated to segments	(15)	—	—
Selling, general and administrative expenses not allocated to segments	(44,185)	(21,573)	(16,133)
Income (loss) from operations	103,235	33,312	24,397

Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	(65)
Interest income	962	367	87
Interest expense	(40,666)	(22,469)	(9,236)
Amortization of deferred financing costs	(9,094)	(6,780)	(5,236)
Miscellaneous income	11,100	78	15
Income before Texas Margin Tax	70,853	2,355	9,962

Texas Margin Tax	(769)	—	—
Net income	$70,084	$2,355	$9,962

21.                             Quarterly Results of Operations (Unaudited)

The following summarizes the Partnership’s quarterly results of operations (in thousands):

	Three months ended
	March 31	June 30	September 30	December 31
2006
Revenue	$156,743	$135,379	$162,657	$121,173
Income from operations	22,400	23,311	40,300	17,224
Net income	13,873	14,094	29,978	12,139
Limited partner’s share of net income (loss)	13,045	13,276	31,176	13,430
Net income per limited partner unit:
Basic	$0.51	$0.52	$0.82	$0.41
Diluted	$0.50	$0.51	$0.82	$0.41

	Three months ended
	March 31	June 30	September 30	December 31
2005
Revenue	$89,637	$102,960	$130,568	$175,919
Income from operations	$8,451	$4,747	$6,872	$13,242
Net income (loss)	$4,265	$671	$602	$(3,183)
Limited partner’s share of net income (loss)	$4,346	$385	$79	$(4,568)
Net income (loss) per limited partner unit:
Basic	$0.21	$0.02	$0.01	$(0.20)
Diluted	$0.21	$0.02	$0.01	$(0.20)

22.                             Valuation and Qualifying Accounts

Activity in the allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2006	2005	2004
Balance at beginning of period	$151	$211	$80
Charged to costs and expenses	118	42	211
Other charges (1)	(151)	(102)	(80)
Balance at end of period	$118	$151	$211

(1)             Bad debts written off (net of recoveries).

ITEM 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 20, 2005, the Partnership engaged Deloitte & Touche LLP as the Registrant’s independent registered public accounting firm for the year ending December 31, 2005, and to perform procedures related to the financial statements included in the Partnership’s quarterly reports on Form 10-Q, beginning with the quarter ended September 30, 2005. The Audit Committee made the decision to engage Deloitte & Touche and that decision was then approved, adopted and ratified by the Partnership’s Board of Directors. The Partnership had not consulted with Deloitte & Touche during the two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s consolidated financial statements, and neither a written report was provided to the Partnership nor oral advice was provided that Deloitte & Touche concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. In making this evaluation, our management considered material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

In light of the material weakness described in Management’s Report on Internal Control Over Financial Reporting, through the date of the filing of this Form 10-K, we have implemented remedial measures to address the material weakness in our internal controls that existed on December 31, 2006.  The remediation procedures included detailed management review of substantially all contracts in effect at December 31, 2006, for the presence of derivatives or embedded derivatives.  In addition, we have enhanced the procedures around contract reviews and monitoring of new accounting guidance, including the development of a newly designed contract review template. Based on these procedures, management has concluded that the material weakness that existed at December 31, 2006 had been remediated prior to the filing of this report.  Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 and subsequent to that date that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting:

Remediation of Prior Year’s Material Weaknesses in Internal Control

As reported in Item 9A of the Partnership’s 2005 Form 10-K, material weaknesses existed in the Partnership’s control structure as of December 31, 2005 and 2004.  The remediation of these material weaknesses and underlying significant deficiencies were addressed by a series of actions detailed in prior filings.

Although each of the individual control changes may not be material alone, in aggregate the control changes implemented have had a material impact on the effectiveness of the control environment.

Internal Control Environment.  In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed the presence of an ongoing material weakness related to our internal control environment. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement, as was evidenced by deficiencies or significant deficiencies.

In order to remediate this material weakness, we completed the following actions between July 2005 and December 2006:

Deficiency or significant deficiency identified at December 31, 2005, and the remediation activity:

•                  Entity level controls, including the anti-fraud program and controls necessary to address the COSO elements of risk assessment, information and communication, were inadequate.

–                 We established a compliance office focused on the entity-level risk assessment, control design, deficiency identification and remediation, detailed review and re-documentation of all of our internal control processes and implementation of significant internal control design changes to ensure that all internal control objectives are met.

–                 We conducted an entity-level risk assessment, established an internal audit plan and began to execute that internal audit plan. Results are reported directly to our general partner’s audit committee and to senior management.

–                 We established a Fraud Risk Assessment and Management Program and executed that program.

–                 We enhanced employee awareness of our already existing Code of Conduct, ethics and anti-fraud policies through a training program that we delivered to substantially all employees in the second and third quarters of 2006. This training included heightened awareness of the ethics hotline availability and access options.

•                  Fixed assets controls including instances of inappropriate authorization of invoices and improper reconciliation procedures.

–                 We formalized the monthly account reconciliation process for all balance sheet accounts.  We implemented a formal review of reconciliations by our business unit accounting management.

–                 We conducted a detailed review and re-documentation of all of our control processes and made significant control design changes to ensure that all control objectives are met.

•                  Controls over expenditures including instances of inappropriate authorization of invoices and the inability to independently validate accuracy and validity of amounts recorded.

–                 We strengthened our expenditure controls and centralized all expenditure processing in the Denver office.

•                  Segregation of duties within certain key processes was inadequate to support management’s assertions with respect to accuracy and completeness of financial records.

–                 We established controls for the review of each process and software system to identify potential segregation of duties issues and established proper segregation of duties or mitigating controls throughout the organization.

•                  Application controls over financially significant applications with respect to change management and information systems operations.

–                 We established controls for the review of the access to and security of financially relevant software systems.

•                  Financial reporting controls related to the closing process, including control over non-routine transactions, unusual journal entries and the use of estimates and judgment.

–                 We strengthened our disclosure review committee charter to solicit and review input from management personnel throughout the Partnership regarding possible instances of fraud or significant events requiring disclosure.

–                 We implemented a technical accounting issues forum to address non-routine transactions and the use of critical estimates and judgment.

–                 We formalized the monthly account reconciliation process for all balance sheet accounts and have implemented a formal review of reconciliations by accounting management.

–                 We centralized substantially all accounting functions in the Denver office to provide enhanced communication and reporting capability.

•                  Spreadsheet controls related to change management within key financial spreadsheets.

–                 We adopted new policies and practices around spreadsheets supported by new controls governing change management within key financial spreadsheets.

–                 We augmented the new spreadsheet change management controls by identifying compensating controls for reliance during the controls maturation process.

Risk Management and Accounting for Derivative Financial Instruments.  In connection with management’s assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified and Deloitte & Touche LLP confirmed, as of December 31, 2005, the presence of a material weakness related to our risk management and accounting for derivative financial instruments. We did not have adequate internal controls and processes in place to support our management’s assertions with respect to the completeness, accuracy and validity of commodity transactions. The design of internal controls over commodity transactions did not support the independent validation of data or control and review of transaction activity.  In particular, personnel responsible for executing and entering transactions into commodity accounting systems also had duties that were not compatible with transaction execution and entry.  In order to remediate this material weakness, we added the following personnel in July 2005, January and September 2006, respectively:

–                 Vice President of Risk and Compliance, to oversee and ensure improvements in our commodity transaction verification and monitoring capabilities.

–                 Director of Risk Management and staff to establish appropriate verification and monitoring activities associated with our commodity transactions.

–                 Credit Manager, to establish more robust monitoring and reporting processes around our credit concentrations and risk.

In order to further remediate this material weakness, we also completed the following actions between July 2005 and December 2006:

–                 We enhanced our risk management and credit policies to more clearly define the oversight roles and define the relationships and responsibilities of all involved parties.  These policies were approved at the October 2006 Board of Directors meeting.

–                 We segregated our front-office (the transaction personnel), mid-office (the controllers), and back-office (the accountants) processes related to our financial commodity transactions and our physical trading activities.

–                 We enhanced our financial analysis around commodity transactions and our reporting to executive management and the board of directors.

–                 We moved the responsibility for credit risk management to the mid-office and established enhanced procedures for the management of credit risk.

Management tests of controls conducted in the fourth quarter of 2006 and as of December 31, 2006, provide reasonable assurance that the enhanced and changed controls were operating effectively and that the material weaknesses identified at December 31, 2005, except for the narrowly defined material weakness reported at December 31, 2006 and described in the 2006 Management’s Report on Internal Controls Over Financial Reporting, have been remediated.

Because Javelina was acquired late in 2005, management did not include the internal control processes for the Javelina entities in its assessment of internal controls as of December 31, 2005.  Management has included all aspects of internal controls for Javelina in its 2006 assessment.

Remediation of Current Year’s Material Weakness in Internal Control

As reported in Management’s Report on Internal Controls Over Financial Reporting, a material weakness existed related to accounting for derivatives as of December 31, 2006.  Specifically, there was an issue related to our prior year material weakness that had not been fully remediated prior to year-end.  As of year-end, management did not have a process in place to monitor old contracts in response to changes in SFAS No. 133 and had not conducted a comprehensive review of all contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivative implications and SFAS No. 133 issues had been made appropriately and remained appropriate.  The reason such a comprehensive review was deemed necessary was because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed.  Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses.  The remediation of this material weakness was addressed and completed by management before the filing of this Form 10-K.

Subsequent to year-end, management has enhanced the process for identifying derivatives and conducted a comprehensive review of substantially all contracts across the Partnership to determine whether derivatives and embedded derivatives have been appropriately identified and that those determinations remain appropriate given evolving literature.  No errors with respect to derivatives and embedded derivatives were noted in that review process.  With the conclusion of this review process, management believes this review effectively remediates the material weakness that was identified in the year-end 2006 assessment. Deloitte and Touche LLP has not audited our remediating procedures and disclaims an opinion on our assertion that the material weakness has been remediated.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

At December 31, 2006, management identified and Deloitte &Touche LLP confirmed in their opinion on internal controls, the existence of a continuing material weakness related to accounting for derivatives.  Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end.  As of year-end, management did not have a process in place for monitoring existing contracts in response to changes in SFAS No. 133 and had not conducted a comprehensive review of substantially all contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivative implications and SFAS No. 133 issues were made appropriately and remained appropriate.  A comprehensive review was deemed necessary because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed.  Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and an adverse opinion on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.

Date: March 6, 2007	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President & Chief Executive Officer

Date: March 6, 2007	By:	/s/NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MarkWest Energy GP, L.L.C.
Denver, Colorado

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MarkWest Energy Partners, L.P. and subsidiaries (the “Partnership”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: At December 31, 2006, management identified and we confirmed the existence of a continuing material weakness related to accounting for derivatives. Specifically, there was an issue related to the prior year material weakness in accounting for derivative financial instruments that had not been fully remediated at December 31, 2006. As of December 31, 2006 management did not have a process for monitoring existing contracts in response to changes in Statement of Financial Accounting Standards #133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS #133”) and had not conducted a comprehensive review of substantially all contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivative implications and SFAS #133 issues were made appropriately and remained appropriate. A comprehensive review was deemed necessary because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed. Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses.

The material weakness resulted from deficiencies in the design and operating effectiveness of controls relating to the ongoing monitoring of contracts to update accounting positions based on changes in SFAS #133. The operating effectiveness deficiencies relate to the application of normal purchase/normal sale provisions of SFAS #133. While this control deficiency could result in material unrealized gains or losses going undetected, no material errors were identified.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Partnership and this report does not affect our report on such financial statements.

Within the section titled “Remediation of Current Year’s Material Weakness in Internal Control” of Item 9A. Controls and Procedures, management discloses the steps taken to remediate this material weakness prior to the filing of this 10-K. As these procedures were performed subsequent to December 31, 2006, and thus, not subject to our audit procedures, we disclaim an opinion with respect to any representations by management concerning the remediation of the material weakness in existence at December 31, 2006.

In our opinion, management's assessment that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Partnership and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2007

ITEM 9B.               Other Information.

None.

PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance.

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

Three members of the board of directors of our general partner serve on the Audit Committee that reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls. Three members of the board of directors of our general partner serve on the Compensation Committee, which oversees compensation decisions for the officers of our general partner as well as the compensation plans described below under the headings “Non-Competition, Non-Solicitation and Confidentiality Agreement and Severance Plan” and “Long-Term Incentive Plan,” which is included herein by reference. The members of the Compensation and Audit Committees for 2005 and 2006 were Keith E. Bailey, Charles K. Dempster and William P. Nicoletti.

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

Name	Age	Position with our General Partner	Director Since

John M. Fox	66	Chairman of the Board of Directors	2002
Keith E. Bailey	64	Director	2005
Charles K. Dempster	64	Director	2002
Donald C. Heppermann	64	Director	2002
William A. Kellstrom	65	Director	2002
William P. Nicoletti	61	Director	2002
Frank M. Semple	55	President, Chief Executive Officer and Director	2003
C. Corwin Bromley	49	Senior Vice President, General Counsel and Secretary	NA
Nancy K. Buese	37	Senior Vice President, Chief Financial Officer	NA
John C. Mollenkopf	45	Senior Vice President, Chief Operations Officer	NA
Randy S. Nickerson	45	Senior Vice President, Chief Commercial Officer	NA
Richard A. Ostberg	41	Vice President, Risk and Compliance	NA
Andrew L. Schroeder	48	Vice President, Finance and Treasurer	NA
David L. Young	47	Senior Vice President, Corporate Services	NA

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

Keith E. Bailey has served as a member of the board of directors of our general partner since January 2005. Mr. Bailey was formerly the Chairman, President and Chief Executive Officer of The Williams Companies, Inc. (“Williams”). Commencing in 1973, Mr. Bailey served in various capacities with Williams and its subsidiaries, including President and Chairman of Williams Pipe Line, Chairman of Wiltel Communications, President of Williams Natural Gas, and Executive Vice President and Chief Financial Officer of Williams. Also, Mr. Bailey served on the Williams board of directors from 1988 until his retirement in 2002, including eight years as Chairman. On April 22, 2002, the Debtors filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization that became effective October 15, 2002.  He currently serves on the boards of directors of Apco Argentina Inc., Associated Electric & Gas Insurance Services Limited (Aegis) and Integrys Energy Group Inc. Mr. Bailey holds a bachelor’s degree in mechanical engineering from the Missouri School of Mines and Metallurgy.

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

William P. Nicoletti has served as a member of the Board of Directors of our general partner since its inception in May 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., a private banking firm formed in 1991. Previously, he was a Managing Director and head of Energy Investment Banking for PaineWebber Incorporated and E.F Hutton & Company Inc. Mr. Nicoletti is a director and Chairman of the Audit Committee of Kestrel Heat LLC, the general partner of Star Gas Partners, L.P. He is also a director of SPI Petroleum LLC. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA from Columbia University Graduate School of Business.

Frank M. Semple, President, Chief Executive Officer and Director, was appointed as President of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on November 1, 2003. Mr. Semple also became Chief Executive Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on January 1, 2004. Prior to his appointment, Mr. Semple served in various capacities, most recently as Chief Operating Officer of WilTel Communications, formerly Williams Communications Group, Inc. (“WCG”) from 1997 to 2003. Prior to his tenure at WilTel Communications, he was the Senior Vice President/General Manager of Williams Natural Gas from 1995 to 1997, Vice President of Marketing and Vice President of Operations and Engineering for Northwest Pipeline, and Director of Product Movements and Division Manager for Williams Pipeline during his 22-year career with The Williams Companies. During his tenure at Williams Communications, he also served on the board of directors for PowerTel Communications and the Competitive Telecommunications Association (Comptel). On April 22, 2002, WCG and one of its subsidiaries (“Debtors”) filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization that became effective October 15, 2002. Mr. Semple holds a Mechanical Engineering degree from the United States Naval Academy and is a professional engineer registered in the State of Kansas.

C. Corwin Bromley, Senior Vice President, General Counsel and Secretary, was appointed as General counsel of MarkWest Hydrocarbon and MarkWest Energy in October 2004. Prior to joining MarkWest, Mr. Bromley served as Assistant General Counsel at RAG American Coal Holding, Inc. from 1999 through 2004, and as General-Managing Attorney and Sr. Environmental Attorney at Cyprus Amax Minerals Company from 1989 to 1999. Prior to that, Mr. Bromley spent four years in private practice with the law firm Popham, Haik, Schnobrich & Kaufman from 1984 through 1989. Preceding his legal career, Mr. Bromley worked as a structural/design engineer involved in several domestic and international LNG and energy projects with the firms CBI, Inc. and Chicago Bridge & Iron Company. Mr. Bromley received his J.D. degree from the University of Denver and his bachelor’s degree in Civil Engineering from the University of Wyoming.

Nancy K. Buese (formerly Masten), Senior Vice President, Chief Financial Officer, was appointed Chief Financial Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006.  Prior to her appointment as CFO, Ms. Buese served as Chief Accounting Officer of the Company and the Partnership’s general partner since November 2005. Prior to joining MarkWest, Ms. Buese was the Chief Financial Officer for Experimental and Applied Sciences (“EAS”) in Golden, Colorado. EAS is a wholly owned subsidiary of the Ross Product Division of Abbott Laboratories. Prior to her employment at EAS, Ms. Buese was a Vice President with TransMontaigne Inc. in Denver, Colorado. Preceding this appointment, Ms. Buese was a Partner with Ernst & Young LLP, having spent time in the firm’s Denver, London, New York and Washington, D.C. offices.

John C. Mollenkopf, Senior Vice President, Chief Operations Officer, was appointed as Chief Operations Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006.  Prior to his appointment as COO, Mr. Mollenkopf served as Senior Vice President, Southwest Business Unit, since January 2004 and as Vice President, Business Development since January 2003. Prior to these positions he served as Vice President, Michigan Business Unit, of MarkWest Energy’s general partner since its inception in May 2002 and in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Mollenkopf was General Manager of the Michigan Business Unit of MarkWest Hydrocarbon since 1997. He joined MarkWest Hydrocarbon in 1996 as Manager, New Projects.  From 1983 to 1996, Mr. Mollenkopf worked for ARCO Oil and Gas Company, holding various positions in process and project engineering, as well as operations supervision.

Randy S. Nickerson, Senior Vice President, Chief Commercial Officer, was appointed as Chief Commercial Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006.  Prior to his appointment as CCO, Mr. Nickerson served as Senior Vice President, Corporate Development of MarkWest Hydrocarbon since October 2003, and as Executive Vice President, Corporate Development of the Partnership’s general partner since January 2003. Prior to these positions, Mr. Nickerson served as Senior Vice President of the Partnership’s general partner since its inception in May 2002 and served in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Nickerson served as MarkWest Hydrocarbon’s Vice President and the General Manager of the Appalachia Business Unit since June 1997. Mr. Nickerson joined MarkWest Hydrocarbon in July 1995 as Manager, New Projects and served as General Manager of the Michigan Business Unit from June 1996 until June 1997. From 1990 to 1995, Mr. Nickerson was a Senior Project Manager and Regional Engineering Manager for Western Gas Resources, Inc. From 1984 to 1990, Mr. Nickerson worked for Chevron USA and Meridian Oil Inc. in various process and project engineering positions.

Richard A. Ostberg, Vice President Risk and Compliance, was appointed as the Vice President of Risk and Compliance of MarkWest Hydrocarbon and the general partner of MarkWest Energy in July 2005. Prior to that, Mr. Ostberg served as Vice President and Controller of Black Hills Energy. Prior to Black Hills, Mr. Ostberg spent four years with Pacific Minerals, Inc, the operator of the Bridger Coal mine and spent eight years with Deloitte & Touche in their audit practice, including two years consulting from his national office assignment in Washington, D.C.

Andrew L. Schroeder, Vice President Finance, Treasurer and Assistant Secretary, has served in these positions with MarkWest Hydrocarbon and the Partnership’s general partner since February 2003. Prior to his appointment, he was Director of Finance/Business Development at Crestone Energy Ventures from 2001 through 2002. Prior to that, Mr. Schroeder worked at Xcel Energy for two years as Director of Corporate Financial Analysis. Prior to that, he spent seven years working with various energy companies. He began his career with Touche, Ross & Co. and spent eight years in public accounting. He is a Certified Public Accountant licensed in the State of Colorado.

David L. Young, Senior Vice President, Corporate Services, was appointed to that position in of MarkWest Hydrocarbon and the Partnership’s general partner effective October 2006.  Prior to that, Mr. Young served as Senior Vice President, Northeast Business Unit, since February 1, 2004. Prior to joining MarkWest, Mr. Young spent eighteen years at The Williams Companies, Inc. in Tulsa, Oklahoma, having served most recently as Vice President and General Manager of the video services business for WilTel Communications, formerly WCG from 1997 to 2003. Prior to that, Mr. Young’s management positions at The Williams Companies included serving as Senior Vice President and General Manager for Texas Gas Pipeline and Williams Central Pipeline Company. On April 22, 2002, the Debtors filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization that became effective October 15, 2002.

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

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services. Our Chief Accounting Officer is responsible for presenting the Audit Committee with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent registered public accounting firm. The presentation must be in sufficient detail to define clearly the services to be performed. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management or to an individual member of the Audit Committee. The Audit Committee may, however, from time to time delegate its authority to the Audit Committee Chairman, who reports on the independent registered public accounting firm services approved by the Chairman at the next Audit Committee meeting.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that complies with SEC standards, applicable to the persons serving as our directors, officers (including without limitation, our CEO, CFO, CAO and Principal Operations Officers) and employees. This includes the prompt disclosure to the SEC of a Current Report on Form 8-K of any waiver of the code for executive officers or directors approved by the board of directors. A copy of our Code of Business Conduct and Ethics is available free of charge in print to any unitholder who sends a request to the office of the Secretary of MarkWest Energy Partners, L.P. at 1515 Arapahoe Street, Suite 700, Denver, Colorado 80202. The Code of Conduct and Ethics is also posted on our website, www.markwest.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our general partner’s directors, executive officers, and persons who own more than 10% of any class of our equity securities registered under Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership in such securities. SEC regulations also require directors, executive officers and greater than 10% unitholders to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe our directors, executive officers and greater than 10% unitholders complied with all Section 16(a) filing requirements during the year ended December 31, 2006, except as noted in the following paragraphs.  Previously awarded Partnership units have been adjusted to reflect the February 2007 two-for-one unit split. (See note 2 to the consolidated financial statements):

Mr. Semple, a Director and Chief Executive Officer of the General Partner, filed two late reports, which each covered one transaction resulting in a net increase of 3,030 units.

Mr. Ivey, who retired as Chief Financial Officer of the General Partner on October 1, 2006, filed two late reports, which covered a total of three transactions resulting in net increase of 242 units.

Ms. Marle, a Vice President of the General Partner, filed one late report, which covered one transaction resulting in a decrease of 246 units.

Mr. Nickerson, a Senior Vice President of the General Partner, filed one late report, which covered one transaction resulting in a decrease of 646 units.

Mr. Schroeder, a Vice President of the General Partner, filed one late report, which covered one transaction resulting in a decrease of 208 units.

Mr. Young, a Senior Vice President of the General Partner, filed one late report, which covered three transactions resulting in a net increase of 728 units.

We are not aware of any other failures to file a Section 16(a) form with the SEC, or any transaction that was required to be reported, but that was not reported on a timely basis.

ITEM 11.               Executive Compensation

Compensation Discussion and Analysis

Introduction

Like most publicly traded limited partnerships, we have no direct officers or employees.  Both our General Partner and the General Partner’s majority owner, MarkWest Hydrocarbon, have commonly appointed executive officers. However, these executives are solely employed by MarkWest Hydrocarbon, and are compensated by MarkWest Hydrocarbon.  The General Partner has entered into a Services Agreement with MarkWest Hydrocarbon for it to provide the day to day operational, management, accounting, personnel and related administrative services to the Partnership.  Under the Services Agreement, the General Partner reimburses MarkWest Hydrocarbon for an allocated portion of its employees’ and of the common executives’ base and incentive compensation.  Further, due to the relatively greater amount of cash flow and income generated by the Partnership, the Partnership funds a proportional share of the short-term cash incentive pool available for the MarkWest Hydrocarbon employees, including the common executive officers.  Accordingly, both the MarkWest Hydrocarbon and the General Partner’s Compensation Committees and Boards of Directors are involved in the determination of executive and employee compensation. The compensation of the named executive officers presented in this Compensation Discussion and Analysis and the accompanying tables, reflect the total combined compensation for the named executive officers’ services to both the Partnership and MarkWest Hydrocarbon.

Compensation Committee

Committee Members and Independence

The Compensation Committee consists of three members of the board of directors of our general partner, Charles K. Dempster (chairman), William Nicoletti and Keith E. Bailey.  The Compensation Committee is charged with overseeing the compensation of the Partnership’s directors and executives, and with administering the Partnership’s incentive-compensation plans, including its equity-based plan, the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.  Each member of the Compensation Committee qualifies as an independent director under the requirements of the Securities and Exchange Commission, and the American Stock Exchange.

Role of Committee

The Compensation Committee discharges the Board’s responsibilities relating to general compensation policies and practices and to compensation of our directors and executives.  The Compensation Committee also administers our incentive-compensation plans and equity-based plans.  In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the Board and the unitholders that the compensation practices of the Partnership are appropriately designed and implemented to attract, retain and reward high quality directors and executives, and are in accordance with all applicable legal and regulatory requirements.  In this context, the Compensation Committee’s authority, duties and responsibilities are:

•                  To annually review the Partnership’s philosophy regarding executive compensation.

•                  To periodically review market and industry data to assess the Partnership’s competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors’ and executive officers’ compensation.

•                  To establish and approve the Partnership’s goals and objectives, and associated measurement metrics relevant to compensation of the Partnership’s executive officers,

•                  To establish and approve incentive levels and targets relevant to compensation of the executive officers.

•                  To annually review and make recommendations to the Board to approve, for all principal executives and officers, the base and incentive compensation, taking into consideration the judgment and recommendation of the Chief Executive Officer for the compensation of the principal executives and officers.

•                  To separately review, determine and approve the Chief Executive Officer’s applicable compensation levels based on the Committee’s evaluation of the Chief Executive Officer’s performance in light of the Partnership’s and the individual goals and objectives.

•                  To periodically review and make recommendations to the Board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation, and such other forms of compensation as the Compensation Committee may consider appropriate.

•                  To administer and annually review the Partnership’s incentive compensation plans and equity-based plans.

•                  To review and make recommendations to the Board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements, and any perquisites, special or supplemental benefits.

•                  To review and discuss with management, the Compensation Disclosure and Analysis (CD&A), and determine the Committee’s recommendation for the CD&A’s inclusion in the Partnership’s annual report filed on Form 10-K with the SEC.

Committee Meetings

Our Compensation Committee meets as often as necessary to perform its duties and responsibilities.  The Compensation Committee held four meetings during fiscal 2006, and the chairman of our Compensation Committee also attended four meetings of the MarkWest Hydrocarbon Compensation Committee.

Our Compensation Committee receives and reviews materials prepared by management, consultants, or committee members, in advance of each meeting.  Depending on the agenda for the particular meeting, these materials may include:

•                  Minutes and materials from the previous meeting(s);

•                  Reports on year-to-date Partnership financial performance versus budget;

•                  Reports on progress and levels  of performance of individual and Partnership performance objectives;

•                  Reports on the Partnership’s financial and stock performance versus a peer group of companies;

•                  Reports from the Committee’s compensation consultant regarding market and industry data relevant to executive officer compensation;

•                  Reports and executive compensation summary worksheets, which sets forth for each executive officer: current total compensation and incentive compensation target percentages, current equity ownership holdings and general partner ownership interest, and current and projected value of each and all such compensation elements, including distributions and dividends therefrom, over a five year period.

Compensation Philosophy

General Philosophy

The primary objectives of our compensation program are to attract, retain and challenge high quality executives through a total compensation plan that is both market competitive and performance-based.  We strive to accomplish these objectives by compensating all employees, including our Named Executive Officers (the “NEOs”), with a total compensation packages consisting of a combination of competitive base salary and incentive compensation.  We believe that compensation should be designed to reward executives for achievement of the Partnerships’ financial plans and strategic objectives, and to provide opportunities for increased compensation based on extraordinary performance by our employees, including our NEOs.

Pay for Performance and Alignment with Long Term Goals

At the core of our compensation philosophy is our strong belief that pay should also be directly linked to performance.  We believe in a pay for performance culture that places a significant portion of executive officer total compensation as contingent upon, or variable with, individual performance, Partnership performance and achievement of strategic goals, including increasing unitholder value.

The performance based compensation for our executives is in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals, and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our unitholders, by creating a strong and direct link between executive compensation and unitholder return over a multiple year performance cycle.  Long term incentive equity awards are granted in phantom units issued under the Partnership’s Long-Term Incentive Plan, and in restricted stock issued under the MarkWest Hydrocarbon 2006 Stock Incentive Plan. These shares/units vest one-third annually over a three-year period.

In addition to the performance based equity grants, the NEOs and other key members of management have had the opportunity to purchase from MarkWest Hydrocarbon membership interests in the Partnership’s General Partner.  This opportunity for General Partner ownership was provided in order incent and retain key employees and align their interests with our long term strategic goals. The purchase arrangements are referred to as the Participation Plan and are discussed in further detail below.

Base Compensation to Reflect Position and Responsibility and Competitiveness within Industry

A key component of an executive’s total compensation, base salaries are designed to compensate executives commensurate with their respective level of experience, scope of responsibilities, sustained individual performance and future potential.  The goal has been to provide for base salaries that are sufficiently competitive with other similar-sized energy companies and/or partnerships, both regionally and nationally, in order to attract and retain talented leaders.

Overall Philosophy

Our compensation philosophy is based on the premise of attracting and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance.  Following this philosophy, in determining NEO compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance, the use of equity to align NEO interests with those of our stockholders, individual contributions, teamwork and performance, each NEO’s total compensation package, and internal pay equity.

Compensation Setting Process

Coordination with MarkWest Hydrocarbon

As stated above, neither we, nor our General Partner have any direct employees, but we have commonly appointed executive officers with MarkWest Hydrocarbon.  These executive officers perform management services for the Partnership pursuant to a Services Agreement between MarkWest Hydrocarbon and our General Partner.  Under the Services Agreement, we reimburse MarkWest Hydrocarbon for that portion of these executive officers’ time and compensation devoted to the Partnership’s business and affairs.  Accordingly, our Compensation Committee participates with MarkWest Hydrocarbon in the determination of the executives’ base and incentive compensation and participates in an allocated portion of the funding of short term incentive cash compensation payments as well as the long term equity awards provided to the executives.

Management’s Role in the Compensation Setting Process

Management plays a significant role in the compensation-setting process.  The most significant aspects of management role are:

•        Assisting in establishing business performance goals and objectives;

•        Evaluating employee and company performance;

•        CEO recommending compensation levels and awards for executive officers;

•        Implementing the Board approved compensation plans; and

•        Assistance in preparing agenda and materials for the Committee meetings.

The Chief Executive Officer and the General Counsel and Secretary generally attend the Committee meetings.  However, the Committee also regularly meets in executive session.  The Chief Executive Officer makes recommendations with respect to financial and corporate goals and objectives, and makes non CEO executive compensation recommendations to the Compensation Committee based on Partnership performance, individual performance and the peer group compensation market analysis.  The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the Board of Directors, for the Board’s determination and approval of the NEO’s and other members of senior management’s compensation, including base compensation, short-term cash incentives and long-term equity incentives.  The Chief Executive Officer’s performance and compensation is reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the Board of Directors.

Committee Consultants - Benchmarking

To evaluate all areas of executive compensation, the Compensation Committee seeks the additional input of outside compensation consultants and available comparative information.  In 2006, the MarkWest Hydrocarbon Compensation Committee engaged Towers Perrin as a compensation consultant, primarily to provide and analyze peer group data to assist MarkWest Hydrocarbon’s and our Compensation Committees in assessing executive compensation levels, for total compensation as well as the individual base and incentive components.  The peer group data assembled by Towers Perrin included data from sixteen midstream pipeline/energy companies, replicating our industry competitors and giving a large sample size, but which included companies of varying revenue and market-cap sizes, with varying market maturity from start-up to very mature companies.  We selected these companies because they are essentially the same set of companies against which we also compare our overall performance as a performance objective. These peer group companies include: ONEOK Partners, Hiland Partners, DCP Midstream, Regency Energy, Sunoco Logistics, Williams Partners, Magellan Midstream, Atlas Pipeline, TEPPCO Partners, TransMontaigne Partners, Crosstex Energy, Martin Midstream, Buckeye Partners, Holly Energy, Valero, L.P., and Eagle Rock.  To normalize the data for comparison, Towers Perrin size adjusted the data using regression analysis to a revenue scope of $1 billion.  While the Towers Perrin data was provided to the Compensation Committee to demonstrate the market levels within our industry, the consultant did not provide recommendations in terms of pay package for the NEOs.  Towers-Perrin did not make recommendations regarding any element of the NEO compensation package.

We also take into account broader based survey data for executive compensation among public companies in the energy industry, both regionally and nationally, such as the “ECI Liquid Pipeline Roundtable 2006 Compensation Survey,” conducted by Effective Compensation, Incorporated, and the Altman Weil, Inc. “Compensation Benchmarking Survey for 2006,” as we believe that this information provides us with a statistically significant sample that supplements the Towers Perrin peer group data.

Setting Total Compensation Levels and Targets

To ensure our total compensation is competitive and provides appropriate rewards to attract and retain talented leaders, as discussed above, we rely on analyses of peer companies performed by our independent compensation consultants and on other industry and occupation specific survey data available to us.  Our general benchmark is to establish both base salary and total compensation for the executive officers at the 50th percentile of the peer group data, recognizing that a significant portion of executive officer total compensation should be contingent upon, or variable with, achievement of individual and Partnership performance objectives and strategic goals, as well as being variable with stockholder value.  Further, while the objective for base salary is at the 50th percentile of the peer group data, Executives’ base salaries are designed to reward core competencies and contributions to the Company, and may be increased above this general benchmark based on (i) the individual’s increased contribution over the preceding year; (ii) the individual’s increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

Setting Performance Objectives

 The Partnership’s annual and five year business plans and strategic objectives are presented by management at the Partnership’s January board meeting.  The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives, and the difficulty in achieving same.  After making changes it deems appropriate, the board adopts the Partnership’s annual business plan.  In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan, distributable cash flow, as the primary targets for determining the executive officers’ short-term cash incentives and long term equity incentive compensation.  The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion (25%) of the executive officers’ incentive compensation.   In 2006, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Partnership’s environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of  and compliance with SOX requirements; general and administrative expense management; and reaching top quartile distribution and yield performance as compared to MLP pipeline peer group.

Annual Evaluation

The Chief Executive Officer recommends the actual incentive award amounts for all other NEOs based on actual company performance relative to the targets as well as on individual performance, and recommends the NEOs’ base salaries levels for the coming year.  The Compensation Committee considers these recommendations at the end of each fiscal year in determining its recommendations to the Board of Directors for the final short-term cash incentive and long-term equity award amounts for each NEO and for the NEOs base salary levels. The actual incentive amounts awarded to each NEO are ultimately subject to the discretion of the Compensation Committee and the Board of Directors.  The incentive awards for the Chief Executive Officer are separately evaluated and determined by the Compensation Committee using similar metrics, and ratified and approved by the Board of Directors.

Other Compensation

Additional equity-based awards may be also granted to NEOs, as well as other employees, upon commencement of employment, for promotions or special performance recognition, or for retention purposes, based on the recommendation of the Chief Executive Officer.  In determining whether to recommend additional grants to an NEO, the Chief Executive Officer typically considers the individual’s performance and any planned change in functional responsibility.

Elements of Executive Compensation

Total Compensation

Total compensation for our NEOs consists of four elements: (i) base salary; (ii) an annual short-term incentive cash award based on achieving specific performance targets as measured by cash flow and other objectives; (iii) an annual long-term equity incentive award, which is also performance based and paid out over a future period in the form of restricted units; and finally (iv) the fair value of each NEO’s investment in the General Partner under the Participation Plan (discussed below).  Base salaries are the value upon which both the short-term and long term incentive compensation percentage targets are measured against.  See table under section entitled Allocation Among Elements, below.  For evaluation and comparison of overall compensation of the executives, and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary worksheet, which sets forth for each NEO: current compensation and compensation target percentages, current equity ownership holdings and GP interest, and current and projected value of each and all such compensation elements, including distributions and dividends therefrom, over a five year period.

Base Salaries

Base salaries are designed to compensate executives commensurate with their respective level of experience, scope of responsibilities, and to reward sustained individual performance and future potential.  The goal has been to provide for base salaries that are sufficiently competitive with other similar-sized energy companies and/or partnerships, both regionally and nationally, in order to attract and retain talented leaders.

Incentive Compensation

Incentive compensation is intended to align compensation with business objectives and performance and enable the company to attract, retain and reward high quality executive officers whose contributions are critical to short and long-term success of the Partnership.  The NEOs incentive awards are based upon four key performance metrics: 1) the Partnership’s distributable cash flow; 2) MarkWest Hydrocarbon’s operating cash flow; 3) achievement of agreed-upon strategic and corporate performance goals; and 4) each executive’s departmental and individual goals and performance.  The actual incentive amounts awarded to each NEO are ultimately subject to the discretion of the Compensation Committee and the Board of Directors

Short-Term Cash Incentive Plan Compensation

Short-term incentive awards are paid out in annual cash awards.  The short-term cash incentive award targets for the NEOs are established at the beginning of the year as a percentage of their base salary, and the actual awards are determined at the following year’s January Board of Directors meetings based on actual company performance relative to established goals and objectives, as well as on evaluation of the NEO’s relevant departmental and individual performance during the past year.  The short-term cash incentive pool is funded only if a minimum of 75% of the respective cash flow targets of the Partnership and of MarkWest Hydrocarbon is met.  Once the threshold is met, then the size of the fund available for all cash incentive awards increases in relation to the extent to which financial targets and non financial objectives are achieved and exceeded, in a linear fashion from threshold through to full stretch, which is capped at 125% of the respective cash flow targets.  Short-term cash incentive awards for the NEOs in 2006 were targeted at 40%-50% of base salary for achievement of base-plan performance goals and at up to an additional 40%-50% of base salary for achievement of stretch performance.

Long-Term Equity Incentive Program

In addition to the base salary and short-term cash incentive payments, our NEOs and other members of senior management are awarded long-term equity compensation based upon meeting or exceeding financial and operational targets that are established by the Board of Directors at the outset of the year.  Long term incentive equity awards are granted in phantom units issued under the Partnership’s Long-Term Incentive Plan, and in restricted stock issued under the MarkWest Hydrocarbon 2006 Stock Incentive Plan. Allocation of value of long-term equity awards between Partnership phantom units and MarkWest Hydrocarbon shares of restricted stock is based upon time devoted by the individual NEO to the respective entities’ business and affairs.  Both the phantom units of Partnership and the restricted shares of MarkWest Hydrocarbon vest in equal installments over a three-year period.  Recipients are eligible to collect stock dividends and/or common unit distribution payments on these awards during the vesting period. The awards are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the shares or units.  Recipients do not pay any consideration for the shares or units they receive.  Long-term equity incentive award targets for the NEOs in 2006 were targeted at a value of at 40-75% of base salary for achievement of the base-plan goals, and the opportunity for stretch long-term equity incentive awards are left to the discretion of the Compensation Committee and the Board.

Participation Plan

To enable executives to develop and maintain a significant long-term ownership position and alignment with our long term strategic goals, each of the NEOs have been permitted to purchase membership interests in the Partnership’s General Partner (“GP interest”), which purchase arrangements are in general referred to as the Participation Plan.  The purchase and sale price of a GP interest is based upon a formula which is derived from the then current market value of the Partnership’s common units, and the then quarterly distributions previously paid by the Partnership.   The GP Interests were purchased by each NEO at different times and in different percentage levels.   The fair value of each NEO’s GP Interest investment under the Participation Plan is included in the Summary Compensation Table under the column “Other Compensation.”   The MarkWest Hydrocarbon Board has determined at this time to cease any further sales of GP Interests.

Due to the differences in each of the NEOs individual level of GP Interests, and the nature and value of such GP interest as opposed to the incentive grants of phantom units, an NEOs individual GP interest level is taken into account in setting an executive’s long-term equity incentive target percentages; i.e. generally the higher the individual general partner membership interest, the lower the long-term equity incentive target percentage.

Allocation among Compensation Elements

Under our 2006 compensation structure, the mix and allocation of base salary, short-term incentive, and long-term incentive for our NEOs is shown in the following table.  Base salary is the value upon which the incentive award amounts are based.  The long-term equity award target percentages of base salary levels for performance achievement of base-plan objectives are generally higher than the target percentage levels for short-term cash incentive awards, but as noted above, the long-term equity incentive target percentage levels are differentiated amongst the NEOs to take into account the individual NEOs GP Interest values in an effort to partially ameliorate internal inequities for the GP interest values.  Opportunities for stretch awards for short-term cash incentive awards for the NEOs are generally targeted up to double of the base-plan target percentages (e.g. an additional incremental target percentage of 40% to 50% of base salary), while the opportunity for stretch awards for long-term equity awards are left to the discretion of the compensation committee and the Board.

Short-Term
	Base Salary	Incentive Target	Equity Target
Chief Executive Officer	Value	Value X 50%	Value X TBD%
Chief Financial Officer	Value	Value X 40%	Value X 70%
Chief Financial Officer (retired)	Value	Value X 40%	Value X 40%
Chief Commercial Officer	Value	Value X 40%	Value X 40%
Chief Operations Officer	Value	Value X 40%	Value X 40%
General Counsel	Value	Value X 40%	Value X 75%

Compensation Decisions for 2006

Short-Term Cash Incentive Awards

Short-term cash incentive awards for the NEOs for 2006 were targeted at 40% -50% of base salary for achievement of base-plan performance goals and at up to an additional 40% - 50% of base salary for achievement of stretch performance.  In 2006, we exceeded all of our base-plan goals and achieved stretch performance levels in financial and operational targets.  The Compensation Committees and the Boards of Directors of the General Partner and of MarkWest Hydrocarbon, approved the NEOs short-term cash incentive awards for 2006 at 40% of base salary.  For achieving stretch performance in 2006, incremental stretch short term cash incentive awards for the NEOs were granted in the range of approximately 30% to 45% of base salary.  The Compensation Committees separately derived the CEO’s base, short-term, and long-term incentive.  The CEO’s short-term cash incentive award for 2006, including the incremental stretch component, was granted at 91% of base salary.

Long-Term Equity Incentive Awards

The Compensation Committee set the 2006 long-term incentive award targets for NEOs having a value of at 40-75% of base salary for achievement of the base-plan goals, and the opportunity for stretch long-term equity incentive awards are left to the discretion of the Compensation Committee and the Board. For 2006, we exceeded all of our base-plan goals and achieved stretch performance levels in financial and operational targets.  The Compensation Committees and the Boards of Directors of MarkWest Hydrocarbon and the General Partner approved the NEOs long-term equity incentive awards in the range from 40% to 75% of base salary.  For achieving stretch performance in 2006, incremental stretch long-term equity incentive awards were granted in the range of approximately 10% to 20% of their base salary.  The Compensation Committees separately derived the CEO’s long-term incentive, and these are granted at the Board’s discretion.  The CEO’s long-term incentive award for 2006, including the incremental stretch component, was granted at 100% of base salary.

Other Compensation Components

Severance Plan

Directors, executive officers and certain designated key employees are covered under the MarkWest Hydrocarbon, Inc.1997 Severance Plan.  The 1997 Severance Plan provides for payment of benefits in the event that (i) the covered person terminates his or her employment for “good reason” (as defined), (ii) the covered person’s employment is terminated “without cause” (as defined), (iii) the covered person’s employment is terminated by reason of death or disability or (iv) the covered person voluntarily resigns. In the case of (i), (ii) and (iii) above, the covered person shall be entitled to receive base salary and continued medical benefits for a period ranging from six months to twenty-four months, depending upon the covered person’s status at the time of the termination. In the case of (iv) above, the covered person shall be entitled to receive base salary for a period ranging from one month to six months and continued medical benefits for a period ranging from one month to six months. In either case, the aggregate amount of benefits paid to an employee shall in no event exceed twice the employee’s annual compensation during the year immediately preceding the termination.   The eligibility for qualifying for these benefits is subject to the covered person entering into acceptable non-compete and release agreements with the Company.

A few of our general partner’s named executive officers are already party to a Non-Competition, Non-Solicitation and Confidentiality Agreement. As a result of signing the Non-Competition, Non-Solicitation and Confidentiality Agreement, they are eligible to receive severance payments under the above described MarkWest Hydrocarbon 1997 Severance Plan.

Employment Agreements

Except for the Chief Executive Officer, none of the NEOs have an employment agreement.

CEO Employment Agreement

Mr. Semple entered into an executive employment agreement with MarkWest Hydrocarbon on November 1, 2003, pursuant to which Mr. Semple serves as MarkWest Hydrocarbon’s President and Chief Executive Officer and pursuant to which the Board of Directors of MarkWest Hydrocarbon appointed Mr. Semple to serve as the President and Chief Executive Officer of our general partner.

Under the employment agreement, Mr. Semple receives an annual base salary and is entitled to receive benefits for which employees and/or executive officers are generally eligible. In addition, Mr. Semple was awarded phantom units in the general partner under the general partner’s long-term incentive plan, and stock options under the MarkWest Hydrocarbon incentive stock plan. Mr. Semple also agreed to purchase from MarkWest Hydrocarbon an interest in each of the general partner and the Partnership, subject to certain repurchase rights by MarkWest Hydrocarbon following the termination of his employment.

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

Indemnification Agreements

 In January 2007, the Partnership, our General Partner and MarkWest Hydrocarbon entered into Indemnification Agreements with certain directors and officers (“Indemnitees”).  By the terms of the Indemnification Agreements, the companies shall indemnify Indemnitees to the fullest extent permitted by law against all expenses and liabilities (as defined in the Indemnification Agreement) if Indemnitees were or are, or are threatened to be made a party to, any threatened, pending or completed action, suit, proceeding, or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other and whether brought by or in the right of the companies or otherwise, by reason of (or arising in part out of) any event or occurrence related to the fact that Indemnitees are or were a director, officer, employee, agent or fiduciary of the companies, or any subsidiary of the companies, or are or were serving at the request of the companies as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action or inaction on the part of the Indemnitees while serving in such capacity.

Retirement Plans

MarkWest Hydrocarbon maintains a 401(k) plan to which MarkWest matches employee contributions up to the first 6% of an employee’s annual base salary.  We do not provide any supplemental retirement benefits to our senior executives.

Change in Control Agreements

Our executives are not awarded any type of protection upon a change in control other than what is offered by the 1997 Severance Plan and the vesting of phantom units upon a change in control.

Perquisites

MarkWest does not provide for any perquisites or any other benefits for its senior executives that are not generally available to all employees.

Internal Pay Equity

We believe that internal equity is an important factor to be considered in establishing compensations for the executive officers.  We have not adopted a policy, however, we do review compensation levels to ensure that appropriate equity exists.

Tax Deductibility of Compensation

We generally will seek to maximize the deductibility for tax purposes all elements of compensation.  Section 162(m) of the Internal Revenue Code places a $1,000,000 annual limit on the compensation deductible by the Company paid to certain of its executives.  The limit, however, does not apply to “qualified performance-based compensation.”  We review compensation plans in light of applicable tax provisions and may revise plans to maximize deductibility.  However, we may approve compensation that does not qualify for deductibility when we deem it in the best interests of MarkWest.

Option Grants

Although permitted under the Long Term Incentive Plan, no options have been granted by the Partnership.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

Submitted by:	Charles K. Dempster
William Nicoletti
Keith E. Bailey
Members of the Compensation Committee

Summary Compensation Table

The following table sets forth the cash and non cash compensation earned for the year ended December 31, 2006 by each person who served as the Chief Executive Officer, Chief Financial Officer during 2006 and the three other highest paid officers (the “Named Executive Officers”).

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation ($) (3) (4) (5) (6) (7) (8) (9)	Total
Name and Principal Position	Year	($)	($)	($) (1)	($) (2)	($)	($)	(10)	($)
Frank M. Semple President and Chief Executive Officer	2006	351,800	—	255,219	20,536	319,141	—	6,792,797	7,739,493

James G. Ivey Chief Financial Officer (Retired)	2006	166,351	—	82,780	(34,874)	60,363	—	1,093,380	1,368,000

Nancy K. Buese Senior Vice President, Chief Financial Officer	2006	226,800	—	352,072	—	190,000	—	1,057,258	1,826,130

Randy S. Nickerson Senior Vice President, Chief Commercial Officer	2006	211,800	—	114,772	—	162,933	—	4,957,476	5,446,981

John C. Mollenkopf Senior Vice President, Chief Operations Officer	2006	201,800	—	101,444	—	155,240	—	4,891,528	5,350,012

C. Corwin Bromley Senior Vice President, General Counsel	2006	217,000	—	376,684	7,425	167,000	—	767,546	1,535,655

(1)                See footnote 2 to the consolidated financial statements for a description of our SFAS 123R valuation assumptions.

(2)                A credit to compensation expense was recognized for Mr. Ivey’s forfeiture of 6,050 stock options at his retirement, which was effective October 1, 2006.  In accordance with SFAS 123R the compensation cost recognized in prior periods was reversed for only the unvested portion of the award.

(3)                As of December 31, 2006 the fair value of each executives investment in the Participation Plan was as follows: Mr. Semple $5,302,255; Ms. Buese $385,098; Mr. Nickerson $4,297,984; Mr. Mollenkopf $4,297,984 and Mr. Bromley $192,549, respectively.  Mr. Ivey realized $981,776 upon his retirement, which was effective October 1, 2006.

(4)                (4) For the year ended December 31, 2006 the amount of MWP dividends received was as follows: Mr. Semple $10,626.

(5)                For the year ended December 31, 2006 our matching contribution to the named executive’s 401(k) plan was as follows: Mr. Semple $12,103; Mr. Ivey $10,951; Ms. Buese $13,200; Mr. Nickerson $13,000; Mr. Mollenkopf $12,412 and Mr. Bromley $13,194.

(6)                Post termination payments as of December 31, 2006 under the 1997 Severance Plan would be as follows: Mr. Semple $1,055,400; Ms. Buese $170,100; Mr. Nickerson $317,700; Mr. Mollenkopf $302,700 and Mr. Bromley $162,750.

(7)                Change in control payments under the MarkWest Energy Partners Long-Term Incentive Plan as of December 31, 2006 would be as follows:  Mr. Semple $224,165; Ms. Buese $469,028; Mr. Nickerson $176,385; Mr. Mollenkopf $125,802 and Mr. Bromley $387,188.  These dollar amounts are the fair value of unvested restricted (phantom) units as of December 31, 2006 and are also reported in the Outstanding Equity Awards at Year End Table.

(8)                Compensation received (net of capital calls) during the year ended December 31, 2006 under the Participation Plan was as follows: Mr. Semple $188,248; Mr. Ivey $23,911; Ms. Buese $16,341; Mr. Nickerson $150,599 and Mr. Mollenkopf $150,599.

(9)                Compensation received pursuant to a Consulting Services Agreement for the year ended December 31, 2006 was as follows: Mr. Ivey $19,850.

(10)           Compensation received pursuant to a Separation Agreement for the year ended December 31, 2006 was as follows: Mr. Ivey $55,449.

Grant of Plan Based Awards Table

The following table sets forth the stock awards granted for the year ended December 31, 2006 and estimated future payments under our non-equity incentive compensation plan for the Named Executive Officers.  Previously awarded Partnership units have been adjusted to reflect the February 2007 two-for-one unit split. (See note 2 to the consolidated financial statements):

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name and Principal Position	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#) (2) (3)	(#)	($/Sh)
Frank M. Semple
President and Chief Executive Officer			87,950	175,900	NA	NA	NA	NA	—	—	—

	1/31/06	1/26/06	—	—	—	—	—	—	3,337MWP	—	—
	1/31/06	1/25/06	—	—	—	—	—	—	3,088MWE	—	—

James G. Ivey
Chief Financial Officer (Retired)	1/31/06	1/26/06	—	—	—	—	—	—	2,026MWP	—	—
	1/31/06	1/25/06	—	—	—	—	—	—	1,874MWE	—	—

Nancy K. Buese
Senior Vice President, Chief Financial Officer			56,700	90,720	181,440	NA	NA	NA	—	—	—

	1/31/06	1/26/06	—	—	—	—	—	—	783MWP	—	—
	1/31/06	1/25/06	—	—	—	—	—	—	10,726MWE	—	—
	11/1/06	10/26/06	—	—	—	—	—	—	2,500MWP	—	—
	11/1/06	10/25/06	—	—	—	—	—	—	5,000MWE	—	—

Randy S. Nickerson
Senior Vice President, Chief Commercial Officer			52,950	84,720	169,440	NA	NA	NA	—	—	—

	1/31/06	1/26/06	—	—	—	—	—	—	1,399MWP	—	—
	1/31/06	1/25/06	—	—	—	—	—	—	1,942MWE	—	—

John C. Mollenkopf
Senior Vice President, Chief Operations Officer			50,450	80,720	161,440	NA	NA	NA	—	—	—

	1/31/06	1/26/06	—	—	—	—	—	—	1,706MWP	—	—
	1/31/06	1/25/06	—	—	—	—	—	—	1,578MWE	—	—

C. Corwin Bromley
Senior Vice President, General Counsel			54,250	86,800	173,600	NA	NA	NA	—	—	—

	1/31/06	1/26/06	—	—	—	—	—	—	1,642MWP	—	—
	1/31/06	1/25/06	—	—	—	—	—	—	11,520 MWE	—	—

(1) The equity component of our long-term equity incentive plan is granted in MarkWest Hydrocarbon, Inc. (MWP) restricted stock and MarkWest Energy Partners, L.P. (MWE) phantom units after the performance based conditions are satisfied, however, the awards remain subject to forfeiture and service based vesting conditions (these shares/units vest one-third annually over a three-year period).  These equity awards are granted pursuant to targets multiples of base salary at achievement of base-plan performance (converted into shares/units valued at date of grant) and the allocations between MWP and MWE shares/unites are based upon time devoted by the individual NEO to the respective entities’ business and affairs during the year.  See discussion in Section V. of the Compensation Discussion and Analysis preceding these tables.  Recipients are eligible to collect stock dividends and/or common unit distribution payments on these awards during the vesting period.

(2) MWP stock awards granted on January 31, 2006 were issued under the MarkWest Hydrocarbon 1996 Employee Stock Incentive Plan.  The grant on November 1, 2006 was issued under the MarkWest Hydrocarbon 2006 Stock Incentive Plan, which became effective on July 1, 2006.

(3) MWE unit awards were granted under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

Outstanding Equity Awards at Year End Table

The following table summarizes the options and stock awards outstanding as of December 31, 2006 for the Named Executive Officers.  The market value was determined using the closing prices on MWP and MWE on December 29, 2006.  Partnership units that vested during the year have been adjusted to reflect the February 2007 two-for-one unit split. (See note 2 to the consolidated financial statements):

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested
Name and Principal Position	Exercisable	Unexercisable	(#)	($)	Option Expiration Date	(#) (1) (2)	($)		(#)	($)
Frank M. Semple President and Chief Executive Officer	12,100	—	N/A	$8.41	11/3/2013	4,927	239,206	MWP	N/A	N/A
						7,516	224,165	MWE

James G. Ivey Chief Financial Officer (Retired)	—	—	N/A	—	—	—	—	MWP	N/A	N/A
						—	—	MWE

Nancy K. Buese Senior Vice President, Chief Financial Officer	—	—	N/A	—	—	5,116	248,382	MWP	N/A	N/A
						15,726	469,028	MWE

Randy S. Nickerson Senior Vice President, Chief Commercial Officer	998	—	N/A	$6.58	7/26/2010	2,017	97,925	MWP	N/A	N/A
	1,742	—		$8.45	12/7/2010	5,914	176,385	MWE
	1,506	—		$5.75	8/1/2011

John C. Mollenkopf Senior Vice President, Chief Operations Officer	867	—	N/A	$7.89	12/10/2008	2,324	112,830	MWP	N/A	N/A
	1,044	—		$4.04	11/30/2009	4,218	125,802	MWE
	1,044	—		$6.58	7/26/2010
	2,408	—		$8.45	12/7/2010
	2,469	—		$5.75	8/1/2011

C. Corwin BromleySenior Vice President, General Counsel	2,420	—	N/A	$12.05	9/27/2014	3,664	177,887	MWP	N/A	N/A
						12,982	387,188	MWE

(1) Awards granted in MWP stock have a three year vesting schedule, with one third of the award vesting on the anniversary date of the award each year.

(2) Awards granted in MWE units have a three year vesting schedule, with the vesting period commencing, depending upon the grant date, on the first either January 31st or July 31st of or following the grant date, with one third of the award vesting on the anniversary of such vesting period commencement date each year.

(3) The market value of unvested MarkWest Energy Partners (MWE) units is included in “All Other Compensation” in the Summary Compensation Table.  Under the provisions of the Partnership’s Long-Term Incentive Plan, these unvested restricted (phantom) units would vest in the event of a change in control.

Option Exercise and Stock Vesting Table

The following table summarizes the option and stock award activity during the year ended December 31, 2006 for the Named Executive Officers.  Partnership units that vested during the year have been adjusted to reflect the February 2007 two-for-one unit split. (See note 2 to the consolidated financial statements):

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name and Principal Position	(#)	($)	(#)	($)
Frank M. Semple President and Chief Executive Officer	12,100	170,308	—	—	MWP
	—	—	5,968	142,540	MWE

James G. Ivey Chief Financial Officer (Retired)	6,050	233,925	260	5,673	MWP
	—	—	3,680	88,053	MWE

Nancy K. Buese Senior Vice President, Chief Financial Officer	—	—	917	37,597	MWP
	—	—	—	—	MWE

Randy S. Nickerson Senior Vice President, Chief Commercial Officer	—	—	310	6,764	MWP
	—	—	1,988	46,420	MWE

John C. Mollenkopf Senior Vice President, Chief Operations Officer	—	—	310	6,764	MWP
	—	—	1,320	30,822	MWE

C. Corwin Bromley Senior Vice President, General Counsel	—	—	1,011	39,648	MWP
	—	—	734	17,139	MWE

Pension Benefits Table

The Partnership does not offer any pension benefits.

		Number of Years Credited Service	Present Value of ccumulated Benefit	Payments During Last Fiscal Year
Name and Principal Position	Plan Name	(#)	($)	($)
Frank M. Semple President and Chief Executive Officer	N/A	N/A	N/A	N/A

James G. Ivey Chief Financial Officer (Retired)	N/A	N/A	N/A	N/A

Nancy K. BueseSenior Vice President, Chief Financial Officer	N/A	N/A	N/A	N/A

Randy S. Nickerson Senior Vice President, Chief Commercial Officer	N/A	N/A	N/A	N/A

John C. Mollenkopf Senior Vice President, Chief Operations Officer	N/A	N/A	N/A	N/A

C. Corwin Bromley Senior Vice President, General Counsel	N/A	N/A	N/A	N/A

Non-Qualified Deferred Compensation

The Partnership has no non-qualified deferred compensation plans.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawls / Distributions	Aggregate Balance at Last FYE
Name and Principal Position	($)	($)	($)	($)	($)
Frank M. Semple President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A

James G. Ivey Chief Financial Officer (Retired)	N/A	N/A	N/A	N/A	N/A

Nancy K. Buese Senior Vice President, Chief Financial Officer	N/A	N/A	N/A	N/A	N/A

Randy S. Nickerson Senior Vice President, Chief Commercial Officer	N/A	N/A	N/A	N/A	N/A

John C. Mollenkopf Senior Vice President, Chief Operations Officer	N/A	N/A	N/A	N/A	N/A

C. Corwin Bromley Senior Vice President, General Counsel	N/A	N/A	N/A	N/A	N/A

Director Compensation Table

The following table sets forth the cash and non cash compensation earned for the year ended December 31, 2006 by each person who served as a Non-employee Director of MarkWest Energy G.P., L.L.C.

	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
Name	($)	($) (1) (2)	($) (3) (4) (5)	($)
John M. Fox Chairman of the Board	34,000	26,246	4,508,233	4,568,479

Keith E. Bailey	52,000	18,193	29,825	100,018

Charles K. Dempster	55,000	28,036	74,563	157,599

Donald C. Heppermann	34,000	26,246	2,835,177	2,895,423

William A. Kellstrom	34,000	28,036	74,563	136,599

William P. Nicoletti	50,000	28,036	74,563	152,599

(1)             See footnote 2 to the consolidated financial statements for a description of our SFAS 123R valuation assumptions.

(2)             As of December 31, 2006 the aggregate number of unit awards held, retroactively adjusted for the February 2007 unit split were: Mr. Fox 1,666; Mr. Bailey 1,000; Mr. Dempster 1,916; Mr. Heppermann 1,666; Mr. Kellstrom 1,916 and Mr. Nicoletti 1,916.

(3)             Change in control payments under the MarkWest Energy Partners Long-Term Incentive Plan as of December 31, 2006 would be as follows: Mr. Fox $59,650; Mr. Bailey $29,825; Mr. Dempster $74,563; Mr. Heppermann $59,650; Mr. Kellstrom $74,563 and Mr. Nicoletti $74,563. These dollar amounts are the fair value of unvested restricted (phantom) units as of December 31, 2006.

(4)             As of December 31, 2006 the fair value of the named director’s investment in the Participation Plan was as follows: Mr. Fox $4,297,984 and Mr. Heppermann $2,681,403.

(5)             Compensation received (net of capital calls) during the year ended December 31, 2006 under the Participation Plan was as follows: Mr. Fox $150,599 and Mr. Heppermann $94,124.

PERFORMANCE GRAPH

Source: FactSet.

(a)          Comparable companies include Crosstex Energy, L.P., Atlas Pipeline Partners L.P., ONEOK Partners, L.P, Sunoco Logistics Partners L.P. and Buckeye Partners, L.P.  The index is weighted based on market capitalization. Comparable companies were selected based on their business mix and market capitalization.

ITEM 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of units as of February 15, 2007, held by beneficial owners of 5% or more of the units; by directors of our general partner; by each named executive officer listed in the summary compensation table included in this Form 10-K; and by all directors and officers of our general partner as a group.  The units reported have been adjusted to reflect the February 2007 two-for-one unit split (see Note 2 to the consolidated financial statements).

Name and Address of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percent of Class

MarkWest Energy GP, L.L.C.	—	—
MarkWest Hydrocarbon, Inc. (3)	4,938,992	15.2%
John M. Fox (4)	5,029,454	15.5%
Tortoise Capital Advisors, L.L.C. 10801 Mastin Boulevard, Suite 222 Overland Park, KS 66210 (5)	3,128,470	9.7%
Tortoise Energy Infrastructure Corporation 10801 Mastin Boulevard, Suite 222 Overland Park, KS 66210 (5)	2,080,354	6.4%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067 (6)	2,831,560	8.7%
Richard A. Kayne 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067 (6)	2,831,560	8.7%
Keith E. Bailey	21,734	*
Charles K. Dempster	3,000	*
Donald C. Heppermann	24,000	*
William A. Kellstrom	9,000	*
William P. Nicoletti	8,000	*
Frank M. Semple	33,742	*
C. Corwin Bromley	5,304	*
Nancy K. Buese	4,196	*
John C. Mollenkopf	17,718	*
Randy S. Nickerson	14,978	*
All Directors and Executive Officers as a Group (11 persons)	5,171,126	16.0%

* Indicates less than 1.0%

(1)            Unless otherwise noted, the address for the beneficial owner is c/o MarkWest Hydrocarbon, Inc., 1515 Arapahoe St., Tower 2, Suite 700, Denver, CO 80202.

(2)            Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities and Exchange Act of 1934, as amended.  Under that rule, a person is generally considered to be the beneficial owner of a security if he or she shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days of February 15, 2007.

(3)            Ownership is made up of common units and 1,200,000 subordinated units held directly and indirectly through subsidiaries.

(4)            Includes 3,738,992 common units and 1,200,000 subordinated units owned by MarkWest Hydrocarbon and its subsidiaries. As of February 15, 2007, Mr. Fox beneficially owned approximately 45% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon’s Chairman of the Board. Mr. Fox resigned as President of MarkWest Hydrocarbon effective November 1, 2003, and as Chief Executive Officer effective January 1, 2004. As a result, Mr. Fox may be deemed to be the beneficial owner of the subordinated units owned by                 MarkWest Hydrocarbon.

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

(6)            Information is based on a Schedule 13G/A filed with the Securities and Exchange Commission by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, on February 5, 2007, with respect to units held as of December 31, 2006. The Schedule 13G/A indicates that Kayne Anderson

Capital Advisors, L.P. and Richard A. Kayne have shared voting power and dispositive power with respect to 1,415,780 units. The number of      reported units has been adjusted to reflect a 2 for 1 unit split which was paid on February 28, 2007 to unitholders of record on February 22, 2007.  The reported units are owned by investment accounts managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment advisor. Kayne Anderson Capital Advisors, L.P. is the general partner of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of   the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnership, and his ownership of common units of the registered investment company.

MarkWest GP, L.L.C.

The following table sets forth the beneficial ownership of the Partnership’s general partner as of February 15, 2007, held by the directors, each named executive officer and by all directors and officers as a group.

Name of Beneficial Owner	Percentage of Limited Liability Company Interests Owned

John M. Fox (1)	91.3%
Donald C. Heppermann	1.0%
Keith E. Bailey	—
Charles K. Dempster	—
William A. Kellstrom	—
William P. Nicoletti	—
Frank M. Semple	2.0%
John C. Mollenkopf	1.6%
Randy S. Nickerson	1.6%
Nancy K. Buese	0.2%
C. Corwin Bromley	0.1%
All Directors and Named Executive Officers as a Group (11 persons)	97.8%

(1)  Includes a 1.6% ownership interest held directly by Mr. Fox and an 89.7% ownership interest held by MarkWest Hydrocarbon. As of January 31, 2006, Mr. Fox beneficially owned approximately 45% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon’s Chairman of the Board of Directors.   Mr. Fox resigned as President of MarkWest Hydrocarbon effective November 1, 2003, and as Chief Executive Officer effective January 1, 2004. As a result, Mr. Fox may be deemed to be the beneficial owner of the ownership interests owned by MarkWest Hydrocarbon.

ITEM 13.               Certain Relationships and Related Transactions, and Director Independence.

MarkWest Hydrocarbon controls our operations through its ownership of our general partner, as well as a significant limited partner ownership interest in us through its ownership of a majority of our subordinated units. As of March 1, 2007, affiliates of MarkWest Hydrocarbon, in the aggregate, owned a 15% interest in the Partnership, consisting of 3,738,992 common units, 1,200,000 subordinated units and a 2% general partner interest.

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

Relationship of Directors of our General Partner with MarkWest Hydrocarbon

William P. Nicoletti, who serves as a member of our general partner’s board of directors, is also a member of the board of directors of Star Gas LLC, the general partner of Star Gas Partners, L.P., a retail propane and heating oil master limited partnership. Star Gas’ propane division is a significant customer of MarkWest Hydrocarbon and accounted for approximately 11% of its revenues for the year ended December 31, 2004. The propane division of Star Gas Partners, L.P. was purchased by another entity in December 2004 and, therefore, Star Gas Partners, L.P. will not be a related party for the year ending December 31, 2005 or 2006.

Keith E. Bailey, who also serves as a member of our general partner’s board of directors, is a member of the board of directors of Aegis, an insurance company. Aegis provides insurance to MarkWest Hydrocarbon, Inc. and the Partnership as a named insured under MarkWest Hydrocarbon’s policy.

Transactions with Management and Others

In September 2006 the Partnership entered into a Consulting Services Agreement and Separation Agreement with James G. Ivey.  Pursuant to the Consulting Services Agreement, Mr. Ivey provided consulting services to the Partnership from October 2 through October 31, 2006, and received compensation in the amount of $19,850.  Pursuant to the Separation Agreement, the Partnership agreed to pay Mr. Ivey his base salary for a period of eighteen months, through March 2008, or approximately $0.3 million.  Also pursuant to the Separation Agreement, Mr. Ivey executed a release and waiver of claims against the Partnership and provided non-compete and non-solicitation covenants for the eighteen-month period of separation payments referenced above.

ITEM 14. Principal Accountant Fees and Expenses

For the year ended December 31, 2006 and 2005, accounting fees and services (in thousands) were as follows:

	Year ended December 31,
	2006	2005 (2)
Audit fees	$2,177	$2,555
Audit-related fees (1)	345	526
Tax fees	—	—
All other fees	—	—
Total accounting fees and services	$2,522	$3,081

(1)          Audit-related fees include fees for reviews of registration statements and issuances of consents, reviews of private placement offering documents, benefit plan audits, issuance of letter to underwriters, due diligence pertaining to potential business acquisitions and a review of risk management policies and procedures.

(2)  For the year ended December 31, 2005 audit services were provided by both KPMG LLP and Deloitte & Touche LLP as our principal accountants.

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

PART IV

ITEM 15. Exhibits, And Financial Statement Schedules.

(3)          Exhibits:

Exhibit Number	Description

2.1 (2)	Purchase Agreement dated as of March 24, 2003, among PNG Corporation, Energy Spectrum Partners LP, MarkWest Texas GP, L.L.C., MW Texas Limited, L.L.C. and MarkWest Energy Partners, L.P.

2.2 (2)

Plan of Merger entered into as of March 28, 2003, by and among MarkWest Blackhawk L.P., MarkWest Pinnacle L.P., MarkWest PNG Utility L.P., MarkWest Texas PNG Utility L.P., Pinnacle Natural Gas Company, Pinnacle Pipeline Company, PNG Transmission Company, PNG Utility Company and Bright Star Gathering, Inc.

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

2.6 (15)	Purchase and Sale Agreement effective as of January 1, 2005 between MarkWest Energy Partners L.P. and Enterprise Products Operating L.P.

2.7 (16)	Purchase and Sale Agreement, dated as of September 16, 2005, by and between El Paso Corporation, as seller, and MarkWest Energy Partners, L.P. as buyer.

2.8 (16)

Purchase and Sale Agreement, dated as of September 16, 2005, by and between Kerr McGee Corp., KM Investment Corp., and Javelina Holdings Corp., as joint sellers, and MarkWest Energy Partners, L.P. as buyer.

2.9 (16)	Purchase and Sale Agreement, dated as of September 16, 2005, by and between Valero Energy Corp., and Valero Javelina, L.P., as sellers, and MarkWest Energy Partners, L.P. as buyer.

3.1 (1)	Certificate of Limited Partnership of MarkWest Energy Partners, L.P.

3.2 (5)	Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P., dated as of May 24, 2002.

3.3 (1)	Certificate of Formation of MarkWest Energy Operating Company, L.L.C.

3.4 (5)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy Operating Company, L.L.C., dated as of May 24, 2002.

3.5 (1)	Certificate of Formation of MarkWest Energy GP, L.L.C.

3.6 (5)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy GP, L.L.C., dated as of May 24, 2002.

3.7 (12)	Amendment No. 1 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.

3.8 (23)	Amendment No. 2 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.

3.9 (28)	Amendment No. 3 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.

4.1 (6)	Purchase Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

4.2 (6)	Registration Rights Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

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

4.4 (8)

Registration Rights Agreement dated as of July 29, 2004, among MarkWest Energy Partners, L.P., and each of Kayne Anderson Energy Fund II, L.P., Kayne Anderson Capital Income Fund, LTD., Kayne Anderson Income Partners, L.P., HFR RV Performance Master Trust, Tortoise Energy Infrastructure Corporation and Energy Income and Growth Fund.

4.5 (10)	Purchase Agreement dated October 19, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.

4.6 (10)	Registration Rights Agreement dated October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.

4.7 (10)	Indenture dated as of October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee.

4.8 (10)	Form of 6.875% Series A Senior Notes due 2014 with attached notation of Guarantees (incorporated by Reference to Exhibits A and D of Exhibit 4.7 hereto)

4.9 (17)	Registration Rights Agreement, dated as of November 9, 2005

4.10 (17)	Unit Purchase Agreement, dated as of November 9, 2005

4.11 (18)	Registration Rights Agreement, dated as of December 23, 2005

4.12 (18)	Unit Purchase Agreement, dated as of December 23, 2005

4.13 (24)

Registration Rights Agreement dated as of July 6, 2006 among MarkWest Energy Partners, L.P., with MarkWest Energy Finance Corporation as the Issuers, the Guarantors named therein, and each of RBC Capital Markets Corporation, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, A.G. Edwards & Sons, Inc., Credit Suisse Securities (USA) LLC, Fortis Securities LLC, Mizuho International plc, Piper Jaffray & Co. and SG Americas Securities, LLC collectively as Initial Purchasers.

4.14 (24)

Indenture dated as of July 6, 2006, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, as Issuers, the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee.

4.15 (24)	Form of 8.5% Series A and Series B Senior Notes due 2016 with attached notation of Guarantees (incorporated by Reference to Exhibits A and D of Exhibit 4.11 hereto.

4.16 (25)

Registration Rights Agreement dated as of October 20, 2006 among MarkWest Energy Partners, L.P., with MarkWest Energy Finance Corporation as the Issuers, the Guarantors named therein, and RBC Capital Markets as the Initial Purchaser.

10.1 (5)

Credit Agreement dated as of May 20, 2002, among MarkWest Energy Operating Company, L.L.C (as the Borrower), MarkWest Energy Partners, L.P. (as a Guarantor), Bank of America (as Administrative Agent), and Lenders Party Hereto $60,000,000 Senior Credit Facility, and Banc of America Securities, L.L.C. as sole lead arranger and book manager.

10.2 (3)

Amended and Restated Credit Agreement dated as of December 1, 2003, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, NA, as Syndication Agent, Fortis Capital Corp., as Documentation Agent, to the $140,000,000 Senior Credit Facility.

10.3 (5)

Contribution, Conveyance and Assumption Agreement dated as of May 24, 2002, by and among MarkWest Energy Partners, L.P.; MarkWest Energy Operating Company, L.L.C.; MarkWest Energy GP, L.L.C.; MarkWest Michigan, Inc.; MarkWest Energy Appalachia, L.L.C.; West Shore Processing Company, L.L.C.; Basin Pipeline, L.L.C.; and MarkWest Hydrocarbon, Inc.

10.4 (5)	MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.5 (5)	First Amendment to MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

10.6 (5)	Omnibus Agreement dated of May 24, 2002, among MarkWest Hydrocarbon, Inc.; MarkWest Energy GP, L.L.C.; MarkWest Energy Partners, L.P.; and MarkWest Energy Operating Company, L.L.C.

10.7 (5)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.8 (5)+	Gas Processing Agreement dated as of May 24, 2002, by and between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.9 (5)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002, by and between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.10 (5)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002, by and between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

10.11+	Gas Processing Agreement (Maytown) dated as of May 28, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.12+	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.

10.13 (7)	Services Agreement dated January 1, 2004 between MarkWest Energy GP, L.L.C. and MarkWest Hydrocarbon, Inc.

10.14 (8)

Second Amended and Restated Credit Agreement dated as of July 30, 2004 among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent to the $315,000,000 Senior Credit Facility.

10.15 (8)

First Amendment to the Second Amended and Restated Credit Agreement dated as of August 20, 2004, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Fortis Capital Corp., as Syndication Agent, Bank One, NA, as Documentation Agent and Societe Generale, as Documentation Agent.

10.16 (11)

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

10.19 (19)

Fourth Amended and Restated Credit Agreement, dated as of November 1, 2005, among MarkWest Energy Operating Company, L.L.C., as borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, JP Morgan Chase Bank, N.A., as Co-Syndication Agent, Fortis Capital Corp., as Co-Syndication Agent, Societe Generale, as Co-Documentation Agent, Wachovia Bank, National Association, as Co-Documentation Agent and RBC Capital Markets, as Sole Lead Arranger and Bookrunner to the $100,000,000 Revolver Facility and $400,000 Term Loan.

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

10.21 (26)	Office Lease Agreement, dated April 19, 2006, by and between Park Central Property LLC, the landlord, and MarkWest Energy Partners, L.P., the tenant.

10.22 (27)	2006 Long Term Incentive Plan and Target Percentages.

10.23 *

Form of Indemnification Agreement between MarkWest Energy Partners, LLP and each Non-employee Director and the following Officers of the Company: Frank Semple, President and Chief Executive Officer; Nancy Buese, Senior Vice President and Chief Financial Officer; Randy Nickerson, Senior Vice President and Chief Commercial Officer; John Mollenkopf, Senior Vice President and Chief Operations Officer; C. Corwin Bromley, Senior Vice President, General Counsel and Secretary; David Young, Senior Vice President of Corporate Services; Richard Ostberg, Vice President of Risk and Compliance, and Andrew Schroeder, Vice President and Treasurer dated as of January 26, 2007.

16.1 (22)

Changes in registrants certifying accountants. MarkWest Energy Partners, L.P. dismissed KPMG LLP as the Partnership’s independent registered public accounting firm and engaged Deloitte & Touche LLP as its new independent registered public accounting firm.

21.1*	List of subsidiaries

23.1*	Consent of KPMG LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement (No. 33-81780) on Form S-1 filed January 31, 2002.
(2)	Incorporated by reference to the Current Report on Form 8-K filed April 14, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K filed December 16, 2003.
(4)	Incorporated by reference to the Current Report on Form 8-K filed December 31, 2003.
(5)	Incorporated by reference to the Current Report on Form 8-K filed June 7, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed June 19, 2003.
(7)	Incorporated by reference to the Current Report on Form 10-K filed March 15, 2004.
(8)	Incorporated by reference to the Current Report on form 8-K/A filed September 13, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K filed September 20, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed October 25, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed October 29, 2004.
(12)	Incorporated by reference to the Current Report on Form 8-K filed January 6, 2005.
(13)	Incorporated by reference to the Current Report of MarkWest Hydrocarbon, Inc. on Form 10-Q filed November 13, 1997.
(14)	Incorporation by reference to the Current Report of MarkWest Hydrocarbon, Inc. on Form 10-K filed March 30, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2005.
(16)	Incorporated by reference to the Current Report on Form 8-K filed September 21, 2005.
(17)	Incorporated by reference to the Current Report on Form 8-K filed November 16, 2005.
(18)	Incorporated by reference to the Current Report on Form 8-K/A filed December 29, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed November 7, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed January 5, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed March 1, 2004.
(22)	Incorporated by reference to the Current Report on Form 8-K filed September 23, 2005.
(23)	Incorporated by reference to the Current Report on Form 8-K filed June 15, 2005.
(24)	Incorporated by reference to the Current Report on Form 8-K filed July 7, 2006.
(25)	Incorporated by reference to the Current Report on Form 8-K filed October 24, 2006.
(26)	Incorporated by reference to the Current Report on Form 8-K filed April 25, 2006.
(27)	Incorporated by reference to the Current Report on Form 8-K filed November 1, 2006.
(28)	Incorporated by reference to the Current Report on Form 8-K filed January 31, 2007.

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

MarkWest Energy Partners, L.P.
(Registrant)

By: MarkWest Energy GP, L.L.C.,
Its General Partner

Date: March 6, 2007	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Energy GP, L.L.C., the General Partner of MarkWest Energy Partners, L.P., the Registrant, and on the dates indicated.

Date: March 6, 2007	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2007	By:	/S/NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 6, 2007	By:	/S/JOHN M. FOX
John M. Fox
Chairman of the Board and Director

Date: March 6, 2007	By:	/S/KEITH E. BAILEY
Keith E. Bailey
Director

Date: March 6, 2007	By:	/S/CHARLES K. DEMPSTER
Charles K. Dempster
Director

Date: March 6, 2007	By:	/S/DONALD C. HEPPERMANN
Donald C. Heppermann
Director

Date: March 6, 2007	By:	/S/WILLIAM A. KELLSTROM
William A. Kellstrom
Director

Date: March 6, 2007	By:	/S/WILLIAM P. NICOLETTI
William P. Nicoletti
Director