Form 10-K/A
period 2006-12-31
MARKWEST ENERGY PARTNERS L P
filed 2007-03-21
CIK 1166036

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to MarkWest Energy Partners, L.P.’s (the “Partnership,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on March 6, 2007 (Commission File No. 001-31239), includes in Part IV, Item 15, separate financial statements of Starfish Pipeline Company, LLC, pursuant to Regulation S-X, Rule 3-09 (Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent-or-Less-Owned Persons). These financial statements are being filed within the allotted timeframe as permitted by Regulation S-X, Rule 3-09(b).

This Amendment does not update any other disclosure to reflect events occurring after the filing of the original Form 10-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have restated in its entirety each item of the original Form 10-K affected by this Amendment.

PART IV

ITEM 15. Exhibits, And Financial Statement Schedules.

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

Schedule A — Significant Subsidiary Financial Statements — Starfish Pipeline Company, LLC

Starfish Pipeline Company, LLC

Consolidated Financial Statements

December 31, 2006 and 2005

Starfish Pipeline Company, LLC

Index

December 31, 2006 and 2005

Starfish Pipeline Company, LLC

Consolidated Balance Sheets

December 31, 2006 and 2005

(unaudited, in thousands of dollars)	2006	2005

Assets
Current assets
Cash and cash equivalents	$2,846	$1,574
Transportat ion receivables, net of allowance (Note 2)	7,416	6,469
Accrued other receivables (Note 4)	1,347	64
Other receivables from related parties	251	1,486
Gas imbalance and gas imbalance net under recoveries (Note 2)	1,511	4,228
Other assets	363	515
Total current assets	13,734	14,336

Pipelines, plant and equipment, net (Note 5)	133,443	89,736
Total assets	$147,177	$104,072

Liabilities and Members’ Capital
Current liabilities
Accounts payable, trade	$286	$2,887
Other payables to related parties	3,045	421
Gas imbalances (Note 2)	322	6,324
Accrued expenses	2,339	2,193
Current obligation under capital lease	1,073	1,073

Total current liabilities	7,065	12,898

Obligation under capital lease, less current portion	5,388	5,966
Asset retirement obligation (Note 7)	5,936	5,593
Regulatory liability (Note 7)	9,349	9,180
Total liabilities	27,738	33,637

Members’ capital	119,439	70,435
Total liabilities and members’ capital	$147,177	$104,072

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC

Consolidated Statements of Income

Years Ended December 31, 2006 and 2005

(unaudited, in thousands of dollars)	2006	2005

Operating revenues
Transportation	$28,736	$16,739
Dehydration and other	3,342	2,604
Total revenues	32,078	19,343

Operating expenses
Operating and maintenance	12,578	11,200
Administrative and general	1,922	1,821
Depreciation and amortization	7,786	6,371
Accretion and regulatory expense	602	679
Total operating expenses, net	22,888	20,071
Net operating income (loss)	9,190	(728)

Other income (expense)
Interest expense	(504)	(536)
Interest income	269	42
Other income	546	354
Total other income (expenses)	311	(140)
Net income (loss)	$9,501	$(868)

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC

Consolidated Statements of Members’ Capital

Years Ended December 31, 2006 and 2005

	Enterprise/
(unaudited, in thousands of dollars)	MarkWest	Enbridge	Total
	(Note 1)	(Note 1)

Balances at December 31, 2004	$36,819	$36,819	$73,638

Contributions	1,486	1,486	2,972
Distributions	(2,653)	(2,654)	(5,307)
Net income	(434)	(434)	(868)
Balances at December 31, 2005	35,218	35,217	70,435

Contributions	19,751	19,752	39,503
Distributions	—	—	—
Net income	4,751	4,750	9,501
Balances at December 31, 2006	$59,720	$59,719	$119,439

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2006 and 2005

(unaudited, in thousands of dollars)	2006	2005

Cash flows from operating activities
Net income (loss)	$9,501	$(868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,786	6,371
Accretion and regulatory expense	602	679
Provision for bad debts	(1,422)	1,422
Changes in working capital
Transportation receivables	473	(3,520)
Other receivables from related parties	1,235	2
Gas imbalance net under recoveries	2,717	(3,403)
Accrued other receivable and other assets	(1,440)	(8)
Accounts payable and accrued liabilities	(2,454)	3,611
Gas imbalances	(6,002)	3,899
Other payables to related parties	2,623	(222)
Net cash provided by operating activities	13,619	7,963
Cash flows from investing activities
Capital expenditures	(28,525)	(2,934)
Acquisition of assets	(22,747)	—
Proceeds from disposition of assets	—	—
Net cash used in investing activities	(51,272)	(2,934)

Cash flows from financing activities
Contribution from members	39,503	1,486
Distribution to members	—	(5,307)
Capital lease payments	(578)	(538)
Net cash used in financing activities	38,925	(4,359)
Increase in cash and cash equivalents	1,272	670

Cash and cash equivalents
Beginning of year	1,574	904
End of year	$2,846	$1,574

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

1.                            Organization and Business

Starfish Pipeline Company, LLC (“Starfish” or the “Company”) was formed on December 8, 2000, under the provisions of the Delaware Limited Liability Company Act.  Starfish was owned 50% each by Enterprise Products Operating, LP (“Enterprise”) and Shell Gas Transmission, LLC (“Shell”), an affiliate of Shell Oil Company (“SOC”).  In January 2001, Starfish acquired 100% of Stingray Pipeline Company, LLC (“Stingray”), West Cameron Dehydration, LLC (“West Cameron”) and Triton Gathering, LLC (“Triton”, previously East Breaks Gathering Company, LLC) from Deepwater Holdings, LLC, an affiliate of the El Paso Corporation.  The purchase price was $50,200,000, which was allocated based on the fair value of the net assets acquired.  Since the estimated fair value of the net assets was in excess of the purchase price, no goodwill was recorded.  On December 31, 2004, SOC sold its interest in Shell to Enbridge Holdings (Offshore) L.L.C. (“Enbridge”), an affiliate of Enbridge (U.S.) Inc.  Therefore, as of December 31, 2004, SOC was no longer an affiliate.  Subsequent to the sale, Shell was renamed Enbridge Offshore (Gas Transmission) L.L.C.  On March 31, 2005, with an effective date of January 1, 2005, Enterprise sold its interest in Starfish to MarkWest Energy Partners L.P. (“MarkWest”).  Therefore, as of January 1, 2005, Enterprise was no longer an affiliate.

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

Triton is an unregulated gathering system that includes 18 laterals, which are connected to the Stingray System, and located in the Garden Banks, East Cameron, Vermilion, and West Cameron areas of the Gulf of Mexico.  This includes the Gunnison lateral completed in December 2003 and the West Cameron 62 Lateral purchased from El Paso in May 2006.

Starfish has no employees and receives all administrative and operating support through contractual arrangements with affiliated companies.  These services and agreements are outlined in Note 3, Related Party Transactions.

Agreements between the member companies address the allocation of income and capital contributions and distributions amongst the respective members’ capital accounts.

The terms of the agreements include, but are not limited to, the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

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

Regulation

The Stingray System is an interstate pipeline subject to regulation by the Federal Energy Regulatory Commission (“FERC”).  Stingray has accounting policies that conform to generally accepted accounting principles in the United States of America, as applied to regulated enterprises and are in accordance with the accounting requirements and ratemaking practices of the FERC.

Stingray follows the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation.  If Stingray discontinued the application of SFAS No. 71, due to an increased level of competition and discounting in its market area, adjustments and reversals of regulatory assets and liabilities would be necessary.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.

Allowance for Doubtful Accounts

Allowances have been established for losses on accounts, which may become uncollectible.  Collectibility is reviewed regularly and the allowance is adjusted as necessary, primarily under the specific identification method.  The allowance was $0 and $1,421,567 at December 31, 2006 and 2005, respectively.

The Company recognized provisions for bad debts of $1,421,567 in 2005 relating to imbalance disputes with shippers which has been resolved in 2006.

Pipelines, Plant and Equipment

Pipelines, plant and equipment consist primarily of natural gas pipeline assets and related facilities that are recorded at cost.  The regulated portion of the pipeline assets includes an Allowance for Funds Used During Construction (“AFUDC”).  The rates used in the calculation of AFUDC are determined in accordance with guidelines established by FERC.  The pipeline and related facilities are depreciated on the straight-line method over 100 years.  The dehydration facility is depreciated based on a useful life of 40 years.  The laterals are depreciated based on a useful life of 10 years.  Routine maintenance and repair costs are expensed as incurred while additions, improvements and replacements are capitalized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Starfish records depreciation using the group method of depreciation which is commonly used by pipelines, utilities and similar entities.  Under the group method, upon the disposition of property, plant and equipment, the cost less net proceeds is typically charged to accumulated depreciation and no gain or loss on disposal is recognized.  However, when a separately identifiable group of assets, such as a stand-alone pipeline system is sold, Starfish will recognize a gain or loss in the Consolidated Statements of Income for the difference between the cash received and the net book value of the assets sold.

Impairment of Long Lived Assets

Starfish evaluates its assets for impairment when events or circumstances indicate that the carrying values may not be recovered.  These events include market declines that are believed to be other than temporary, changes in the manner in which Starfish intends to use a long-lived asset and adverse changes in the legal or business environment, such as adverse actions by regulators.  When an event occurs, Starfish evaluates the recoverability of its carrying value based on its long-lived assets’ ability to generate future cash flows on an undiscounted basis.  If impairment is indicated Starfish will adjust the carrying value of assets downward.

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

Revenue Recognition

Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline system.  Revenue from dehydration services is recognized at the time the service is performed.

Gas Imbalances and Gas Imbalance Over (Under) Recoveries

In the course of providing transportation services to customers, Stingray may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers.  These transactions result in imbalances (gains and losses), which are settled in-kind each month through a fuel gas and unaccounted-for gas tracking mechanism, negotiated cash-outs between parties, or are subject to a cash-out procedure included in Stingray’s tariff.  Gas imbalances represent natural gas volumes owed to or due from Stingray’s customers.  Gas

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

imbalances and gas imbalance over (under) recoveries are valued at an average monthly index price, which was $6.6100 per Dth for the month of December 2006 and $12.5475 per Dth for the month of December 2005.

Stingray’s tariff, Section 11.5, states that subsequent to the end of the twelve month billing period ending November 30 of each year, Stingray shall compare the revenues and costs under the cash-out procedures and shall refund, within 60 days, the gas imbalance net over recoveries to firm and interruptible transportation customers on a pro-rata basis in accordance with the transportation revenues Stingray received during that billing period.  If the revenues received are less than the costs incurred, then Stingray shall carry forward the gas imbalance net under recoveries and may offset such net under recoveries against any future net over recoveries that may occur.

Environmental Costs

Starfish records environmental liabilities at their undiscounted amounts when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated.  Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, and include estimates of associated legal costs.  As of December 31, 2006, Starfish had no liabilities recognized for environmental costs.

Fair Value of Financial Instruments

The reported amounts of financial instruments such as cash and cash equivalents, receivables, and current liabilities approximate fair value because of their short maturities.

Reclassifications

Certain reclassifications have been made in the prior year consolidated financial statements to conform to the 2006 financial statement presentation.  These reclassifications have no impact on net income.

3.                            Related Party Transactions

Transportation Services

There were no transportation revenues derived from related parties in 2006 and 2005.  All transactions were at rates pursuant to the appropriate FERC tariff or contractual agreements.  There were no affiliate receivables or payables relating to transportation and gas imbalances at December 31, 2006 and 2005.

Operating and Administrative Expense

Starfish has no employees.  Operating, maintenance and general and administrative services are provided to Starfish under service agreements with an Enbridge affiliate in 2006 and 2005.  Substantially all operating and administrative expenses were incurred through services provided under these agreements.  At December 31, 2006 and 2005, respectively, Starfish had affiliate payables of $3,044,796 and $421,447 and affiliates receivables of $251,378 and $0, relating to these agreements.

Member Contributions

At December 31, 2005, Starfish had an affiliate receivable of $1,486,000 due from MarkWest for a capital contribution.  Starfish received the contribution in January 2006.

4.                            Accrued Other Receivables

Stingray operates an on-shore separation facility and charges the owners a fee for normal operations and any direct cost relating to repairs and maintenance of the facility.  Included in accrued other receivables is $1,288,531 and $63,959 related to these activities in 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

5.                            Pipelines, Plant and Equipment

Pipelines, plant and equipment at December 31, 2006 and 2005, is comprised of the following:

(in thousands of dollars)	2006	2005

Regulated pipelines and equipment	$47,585	$49,273
Regulated pipeline under capital lease	9,778	9,778
Unregulated pipelines and equipment	66,312	43,211
Dehydration facilities	4,349	4,542
Construction in progress	32,865	3,656
Asset retirement cost (regulated pipelines)	2,027	2,181
	162,916	112,641
Accumulated depreciation	29,473	22,905
	$133,443	$89,736

6.                            Capital Lease

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

Future minimum lease payments under capital leases are as follows:

(in thousands of dollars)

Year Ended December 31,
2007	$1,073
2008	1,073
2009	1,073
2010	1,073
2011	1,073
Thereafter	3,129

Total minimum lease payments	8,494

Less: Amount representing interest	(2,033)

Present value of net minimum lease payments, including current maturities of $1,073	$6,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

7.                            Asset Retirement Obligation

Activity related to the Company’s asset retirement obligation (“ARO”) during the year ended December 31, 2006 and 2005, is as follows:

(in thousands of dollars)	2006	2005

Balance of ARO as of January 1	$5,593	$5,277
Liabilities incurred during period	19	—
Liabilities settled during period	—	—
Accretion expense	324	316
Balance of ARO as of December 31	$5,936	$5,593

For the years ended December 31, 2006 and 2005, the Company recognized depreciation expense related to its asset retirement cost (“ARC”) of $512,500 and $223,000, respectively.

The rate case filed by Stingray with the FERC (Docket No. RP99—166) decreased the amount the Company could charge in their rates (“Negative Salvage”) for asset retirement obligations.  Beginning in 2003, the Negative Salvage the Company was allowed to recover was 0.25% of the total value of the Stingray System (approximately $697,000 per year).  The Company recognized regulatory expense of approximately $278,045 and $363,000 during the year ended December 31, 2006 and 2005, respectively.  Activity related to the Company’s regulatory liability during the year ended December 31, 2006 and 2005, is as follows:

(in thousands of dollars)	2006	2005

Balance of regulatory liability as of January 1	$9,180	$8,817
Negative Salvage recovered	675	697
Current period ARO accretion (Stingray’s System)	(248)	(252)
Current period ARC depreciation (Stingray’s System)	(258)	(82)
Balance of regulatory liability as of December 31	$9,349	$9,180

8.                            Regulatory Matters

Regulatory Environment

The FERC has jurisdiction over Stingray with respect to transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service facilities, accounts and records, depreciation and amortization policies and certain other matters.

An annual charge totaling $226,948 and $337,079 was paid to the FERC for fiscal years 2006 and 2005, respectively.  This charge, to be recovered from customers through rates, was recorded as a regulatory asset and will be amortized over twelve months.  During 2006 and 2005, respectively, $304,518 and $318,082 was recorded as amortization expense.

9.                            Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

10.                     Impact of Hurricane Rita

In September 2005, Hurricane Rita (“Rita”) caused substantial damage to both onshore and offshore facilities, resulting in loss of revenues and significant capital and maintenance expenditures.  Onshore refurbishments were primarily complete as of December 31, 2005, and the majority of offshore refurbishments were completed as of December 31, 2006.  As the company is self insured, total expenditures of approximately $30,407,000 have been incurred as of December 31, 2006.

11.                     Supplemental Cash Flow Disclosures

Noncash financing and investing activities include:

During 2006 and 2005, respectively, $19,000 and $0 of fixed asset additions were recognized due  to recording of an asset retirement obligation.

The members agreed on December 19, 2005 to provide capital contributions in the amount of $2,972,000.  As of December 31, 2005, a receivable in the amount of $1,486,000, was due from MarkWest.  Starfish received the contribution in January 2006.

12.                     Business and Credit Concentrations

For the year ended December 31, 2006, four customers accounted for approximately 51% of revenues and 23% of transportation receivables.  For the year ended December 31, 2005, two customers accounted for approximately 29% of revenues and 13% of transportation receivables.

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

10.23 (29)

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

21.1 (29)	List of subsidiaries

23.1 (29)	Consent of KPMG LLP

23.2 (29)	Consent of Deloitte & Touche LLP

23.3*	Consent of PricewaterhouseCoopers LLP, Houston, Texas

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement (No. 33-81780) on Form S-1 filed January 31, 2002.
(2)	Incorporated by reference to the Current Report on Form 8-K filed April 14, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K filed December 16, 2003.
(4)	Incorporated by reference to the Current Report on Form 8-K filed December 31, 2003.
(5)	Incorporated by reference to the Current Report on Form 8-K filed June 7, 2002.
(6)	Incorporated by reference to the Current Report on Form 8-K filed June 19, 2003.
(7)	Incorporated by reference to the Current Report on Form 10-K filed March 15, 2004.
(8)	Incorporated by reference to the Current Report on form 8-K/A filed September 13, 2004.
(9)	Incorporated by reference to the Current Report on Form 8-K filed September 20, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed October 25, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed October 29, 2004.
(12)	Incorporated by reference to the Current Report on Form 8-K filed January 6, 2005.
(13)	Incorporated by reference to the Current Report of MarkWest Hydrocarbon, Inc. on Form 10-Q filed November 13, 1997.
(14)	Incorporation by reference to the Current Report of MarkWest Hydrocarbon, Inc. on Form 10-K filed March 30, 2004.
(15)	Incorporated by reference to the Current Report on Form 8-K filed April 6, 2005.
(16)	Incorporated by reference to the Current Report on Form 8-K filed September 21, 2005.
(17)	Incorporated by reference to the Current Report on Form 8-K filed November 16, 2005.
(18)	Incorporated by reference to the Current Report on Form 8-K/A filed December 29, 2005.
(19)	Incorporated by reference to the Current Report on Form 8-K filed November 7, 2005.
(20)	Incorporated by reference to the Current Report on Form 8-K filed January 5, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed March 1, 2004.
(22)	Incorporated by reference to the Current Report on Form 8-K filed September 23, 2005.
(23)	Incorporated by reference to the Current Report on Form 8-K filed June 15, 2005.
(24)	Incorporated by reference to the Current Report on Form 8-K filed July 7, 2006.
(25)	Incorporated by reference to the Current Report on Form 8-K filed October 24, 2006.
(26)	Incorporated by reference to the Current Report on Form 8-K filed April 25, 2006.
(27)	Incorporated by reference to the Current Report on Form 8-K filed November 1, 2006.
(28)	Incorporated by reference to the Current Report on Form 8-K filed January 31, 2007.
(29)	Incorporated by reference to the Annual Report on Form 10-K filed March 6, 2007.

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

MarkWest Energy Partners, L.P.
(Registrant)

By: MarkWest Energy GP, L.L.C.,
Its General Partner

Date: March 20, 2007	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Energy GP, L.L.C., the General Partner of MarkWest Energy Partners, L.P., the Registrant, and on the dates indicated.

Date: March 20, 2007	By:	/S/FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2007	By:	/S/NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	By:
John M. Fox
Chairman of the Board and Director

Date:	By:
Keith E. Bailey
Director

Date: March 20, 2007	By:	/S/CHARLES K. DEMPSTER
Charles K. Dempster
Director

Date: March 20, 2007	By:	/S/DONALD C. HEPPERMANN
Donald C. Heppermann
Director

Date: March 20, 2007	By:	/S/WILLIAM A. KELLSTROM
William A. Kellstrom
Director

Date: March 20, 2007	By:	/S/WILLIAM P. NICOLETTI
William P. Nicoletti
Director