Form 10-Q
period 2007-03-31
MARKWEST ENERGY PARTNERS L P
filed 2007-05-07
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

1515 Arapahoe Street, Tower 2, Suite 700, Denver, Colorado 80202-2126
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act)   Yes  ☐   No  ☒

The number of the registrant’s Common and Subordinated Units outstanding at April 16, 2007, were 35,299,909 and 1,200,000 respectively.

Throughout this document we make statements that are classified as “forward-looking.”  Please refer to the “Forward-Looking Statements” included in Item 2 for an explanation of these types of assertions.  Also, in this document, unless the context requires otherwise, references to “we,” “us,” “our,” “MarkWest Energy” or the “Partnership” are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries.

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	one British thermal unit, an energy measurement
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Gal/d	gallons per day
Net Operating Margin (non-GAAP measure)	revenue less purchased product costs
MMBtu	million British thermal units, an energy measurement
MMBtu/d	one million British thermal units per day
Mcf/d	one thousand cubic feet of natural gas per day
MMcf/d	one million cubic feet of natural gas per day
NA	not applicable
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$32,181	$34,402
Receivables, net of allowances of $120 and $118, respectively	97,204	86,126
Receivables from affiliate	3,791	4,654
Inventories	2,684	3,593
Fair value of derivative instruments	1,627	4,211
Other assets	3,980	3,047
Total current assets	141,467	136,033

Property, plant and equipment	708,365	655,749
Less: Accumulated depreciation	(112,601)	(104,863)
Total property, plant and equipment, net	595,764	550,886

Other assets:
Investment in Starfish	63,319	64,240
Intangibles and other assets, net of accumulated amortization of $33,248 and $29,080 respectively	339,227	344,066
Deferred financing costs, net of accumulated amortization of $5,973 and $5,326, respectively	15,123	15,753
Fair value of derivative instruments	1,739	2,759
Other long-term assets	1,043	1,043
Total other assets	420,451	427,861
Total assets	$1,157,682	$1,114,780

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$92,484	$86,479
Payables to affiliate	3,142	1,950
Accrued liabilities	33,377	43,255
Fair value of derivative instruments	2,832	91
Total current liabilities	131,835	131,775

Long-term debt, net of current portion and original issue discount of $3,053 and $3,135, respectively	576,947	526,865
Deferred taxes	769	769
Fair value of derivative instruments	4,340	1,362
Other long-term liabilities	1,895	1,360
Total liabilities	715,786	662,131

Commitments and contingencies (Note 13)

Capital:
General partner	9,309	9,631
Limited partners:
Common unitholders (31,207 and 31,166 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	432,443	442,447
Subordinated unitholders (1,200 units issued and outstanding at March 31, 2007 and December 31, 2006)	144	571
Total capital	441,896	452,649
Total liabilities and capital	$1,157,682	$1,114,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended March 31,
	2007	2006
Revenues:
Unaffiliated parties	$102,471	$139,027
Affiliates	19,075	17,715
Derivative (loss) gain	(6,929)	240
Total revenue	114,617	156,982

Operating expenses:
Purchased product costs	64,005	100,961
Facility expenses	12,956	14,069
Selling, general and administrative expenses	13,842	8,338
Depreciation	7,786	7,173
Amortization of intangible assets	4,168	4,016
Accretion of asset retirement obligations	27	25
Total operating expenses	102,784	134,582

Income from operations	11,833	22,400

Other income (expense):
Earnings from unconsolidated affiliates	1,767	945
Interest income	1,920	220
Interest expense	(9,355)	(10,976)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(661)	(808)
Miscellaneous (expense) income	(729)	2,092
Income before Texas margin tax	4,775	13,873

Texas margin tax expense	(19)	—
Net income	$4,756	$13,873

Interest in net income:
General partner	$99	$828
Limited partners	$4,657	$13,045

Net income per limited partner unit: (see Note 10)
Basic	$0.14	$0.51
Diluted	$0.14	$0.50

Weighted average units outstanding (March 31, 2006 adjusted to reflect February 28, 2007 unit split, see Note 2):
Basic	32,393	25,746
Diluted	32,548	25,844

Distributions declared per common unit	$0.51	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital

(unaudited, in thousands)

	Limited Partners
	Common		Subordinated		General
	Units	Amount	Units	Amount	Partner	Total

Balance at December 31, 2006	31,166	$442,447	1,200	$571	$9,631	$452,649
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	41	1,262	—	—	39	1,301
Common unit offering costs	—	(147)	—	—	(3)	(150)
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	4,665	4,665
Distributions to partners	—	(15,603)	—	(600)	(5,122)	(21,325)
Net income	—	4,484	—	173	99	4,756
Balance at March 31, 2007	31,207	$432,443	1,200	$144	$9,309	$441,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,756	$13,873
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	7,786	7,173
Amortization of intangible assets	4,168	4,016
Amortization of deferred financing costs and original issue discount	661	808
Accretion of asset retirement obligation	27	25
Restricted unit compensation expense	959	458
Participation Plan compensation expense	4,665	971
Equity in earnings from unconsolidated affiliates	(1,767)	(945)
Distributions from equity investment	2,688	—
Unrealized losses on derivative instruments	9,323	299
Loss (gain) on sale of property, plant and equipment	1	(286)
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(11,078)	30,405
Receivables from affiliates	863	3,958
Inventories	427	(1,963)
Other assets	(933)	(195)
Accounts payable and accrued liabilities	(389)	(16,866)
Payables to affiliates	1,192	(696)
Net cash flows provided by operating activities	23,349	41,035

Cash flows from investing activities:
Additional acquisition costs	(46)	(360)
Investment in Starfish	—	(2,377)
Capital expenditures	(54,081)	(13,160)
Proceeds from sale of property, plant and equipment	12	387
Net cash flows used in investing activities	(54,115)	(15,510)

Cash flows from financing activities:
Proceeds from long-term debt	135,500	25,000
Payments of long-term debt	(85,500)	(36,501)
Payments for debt issuance costs, deferred financing costs and registration costs	(169)	—
Proceeds from private placements	—	5,000
Contributions by MarkWest Energy GP, LLC	39	—
Distributions to unitholders	(21,325)	(12,306)
Net cash flows provided by (used in) financing activities	28,545	(18,807)

Net (decrease) increase in cash	(2,221)	6,718
Cash and cash equivalents at beginning of year	34,402	20,105
Cash and cash equivalents at end of period	$32,181	$26,823

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$11,871	$5,194

Supplemental schedule of non-cash investing and financing activities:
Construction projects in progress	$3,317	$385
Property, plant and equipment asset retirement obligation	$142	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements

(unaudited)

1.             Organization

MarkWest Energy Partners, L.P. (the “Partnership”) was formed on January 25, 2002, as a Delaware limited partnership.  The Partnership and its wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., were formed to acquire, own and operate most of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.’s midstream business.  The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil.  The Partnership is one of the largest processors of natural gas in the Appalachian Basin, one of the country’s oldest natural gas producing regions.  The Partnership also processes natural gas and owns a crude oil transportation pipeline in Michigan.  Through organic growth projects and acquisitions, the Partnership has expanded its geographic coverage to the Gulf Coast and the southwest United States.

2.             Basis of Presentation

The Partnership’s unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries.  Equity investments in which the Partnership exercises significant influence but does not control, and are not the primary beneficiary, are accounted for using the equity method.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown.  These adjustments are of a normal recurring nature.  In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership’s December 31, 2006 Annual Report on Form 10-K.  Finally, consider that results for the three months ended March 31, 2007, are not necessarily indicative of results for the full year 2007, or any other future period.

On February 28, 2007, the Partnership completed a two-for-one split of the Partnership’s common units, whereby holders of record at the close of business on February 22, 2007, received one additional common unit for each common unit owned on that date.  The unit split resulted in the issuance of 15,603,257 common units and 600,000 subordinated units.  All references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect to the unit split.

The Partnership adopted the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards Number (“SFAS”) 109, Accounting for Income Taxes (“SFAS 109”).  Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The adoption of FIN 48 did not have a material effect on the Partnership’s financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.             Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the impact of adopting this Statement.

In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  Statement 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157, Fair Value Measurements.  We are currently evaluating the impact of adopting this Statement.

4.             Equity Investments

The Partnership applies the equity method of accounting for its 50% non-operating interest in Starfish Pipeline Company, L.L.C. (“Starfish”).  Summarized financial information for 100% of Starfish is as follows (unaudited, in thousands):

	Three months ended March 31,
	2007	2006
Revenues	$8,513	$5,097
Operating income	3,912	1,429
Net income	3,534	1,890

5.             Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	March 31, 2007	December 31, 2006
Gas gathering facilities	$298,166	$289,586
Gas processing plants	217,380	217,080
Fractionation and storage facilities	23,516	23,470
Natural gas pipelines	42,361	42,361
Crude oil pipelines	19,113	19,113
NGL transportation facilities	5,326	5,326
Land, building and other equipment	17,134	16,871
Construction in progress	85,369	41,942
	708,365	655,749
Less: accumulated depreciation	(112,601)	(104,863)
Total property, plant and equipment	$595,764	$550,886

The Partnership capitalizes interest on major projects during construction.  For the three months ended March 31, 2007 and 2006, the Partnership capitalized interest of $1.2 million and $0.1 million, respectively.

6.             Long-Term Debt

Debt is summarized below (in thousands):

	March 31, 2007	December 31, 2006
Credit facility
7.71% interest at March 31, 2007 and 8.75% interest at December 31, 2006, due December 2010	$80,000	$30,000

Senior Notes
6.875% interest, due November 2014	225,000	225,000
8.50% interest, net of original issue discount of $3,053 and $3,135, respectively, due July 2016	271,947	271,865
Total long-term debt	$576,947	$526,865

Credit Facility

The Partnership’s wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., has a $250 million dollar revolving credit facility (the “Credit Facility”).  The Credit Facility is guaranteed by the Partnership and substantially all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries.  The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points.  The basis points vary based on the ratio of the Partnership’s consolidated debt to consolidated EBITDA, as defined in the fifth amendment to the Credit Facility.  For the three months ended March 31, 2007, the weighted average interest rate on the Credit Facility was 7.59%.

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility.  These covenants are used to calculate the available borrowing capacity on a quarterly basis, for the three months ended March 31, 2007, available borrowings under the Credit Facility were $168.4 million.

Senior Notes

At March 31, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding; $225.0 million at a fixed rate of 6.875% due in November 2014 (the “2014 Notes”) and $271.9 million, net of unamortized discount of $3.1 million, at a fixed rate of 8.5% due in July 2016 (the “2016 Notes”), together (the “Senior Notes”).  The estimated fair value of the Senior Notes was approximately $505.5 million and $499.8 million at March 31, 2007 and December 31, 2006, respectively, based on quoted market prices.

The Partnership has no independent assets or operations.  Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally.  The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Credit Facility.

The indentures governing the Senior Notes limit the activity of the Partnership and its restricted subsidiaries.  Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2016 Senior Notes.  The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (January 6, 2007), and as a consequence incurred penalty interest of 0.5% from January 7, 2007 until February 26, 2007, when the exchange offer was completed.

7.             Derivative Financial Instruments

Commodity Instruments

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil.  Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership’s sales of physical product.  While management largely expects realized derivative gains and losses to be offset by increases or decreases in the value of physical sales, the Partnership will experience volatility in reported earnings due to the recording of unrealized gains and losses on derivative positions that will have no offset.  The volatility in any given period related to unrealized gains or losses can be significant to the overall financial results of the Partnership; however, management ultimately expects those gains and losses to be offset when they become realized.

Because of the strong correlation between NGL prices and crude oil prices and the lack of liquidity in the NGL financial market, the Partnership has used crude oil derivative instruments to hedge NGL price risk.  As a result of these transactions, the Partnership has hedged a significant portion of its expected commodity price risk through the second quarter of 2010.  The margins earned from condensate sales are directly correlated with crude oil prices.  The Partnership has a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors the hedging program and expects to continue to adjust its hedge position as conditions warrant.

The Partnership utilizes a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter (“OTC”) market, and futures contracts traded on the New York Mercantile Exchange.  The Partnership enters into OTC swaps with financial institutions and other energy company counterparties.  Management conducts a standard credit review on counterparties and has agreements containing collateral requirements where deemed necessary.  The Partnership uses standardized agreements that allow for offset of positive and negative exposures.  Some of the agreements may require a margin deposit.

The use of derivative instruments may create exposure to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected, requiring market purchases to meet commitments, or (iii) OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform.  To the extent that the Partnership engages in derivative activities, it may be prevented from realizing the benefits of favorable price changes in the physical market; however, it may be similarly insulated against unfavorable changes in such prices.

Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Positive (negative) amounts represent unrealized gains (losses).  The following tables summarize the Partnership’s current derivative positions at March 31, 2007:

Fixed Swaps (1)	Contract Period	Fixed Price (2)	Fair Value
			(in thousands)
Crude - 1,325 Bbl/d	Apr-Dec 2007	$63.95	$(1,736)
Crude - 140 Bbl/d	Apr-Dec 2007	74.10	199

Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas - 14,000 MMBtu/d	Apr-Oct 2007	$(59)

Options (puts) (3)	Contract Period	Floor	Fair Value
			(in thousands)
Ethane - 50,000 Gal/d	Apr-Dec 2007	$0.65	$(352)

Collars (4)	Contract Period	Floor (2)	Cap (2)	Fair Value
				(in thousands)
Crude - 1,105 Bbl/d	Apr-Dec 2007	$69.08	$82.43	$1,015
Crude - 1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	413
Crude - 1,475 Bbl/d	Jan-Mar 2008	64.80	70.71	(261)

Propane - 30,000 Gal/d	Apr-Jun 2007	0.96	1.16	(41)
Propane - 30,000 Gal/d	Jul-Sep 2007	0.97	1.16	(85)
Propane - 30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

(1)             Forward sales to hedge production.

(2)             A weighted average price is used for grouped positions.

(3)             Purchase of puts to hedge Ethane production.

(4)             Forward producer collars to hedge production.

The Partnership has also entered into a contract which gives it an option to fix a component of the price of electricity at one of its plant locations.  Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) the value of this contract is marked based on an index price through facilities expense.  As of March 31, 2007, the value of this contract was marked as a long-term asset of $0.7 million and a short-term liability of $0.3 million.

The following tables summarize the Partnership’s non-current derivative positions at March 31, 2007:

Fixed Swaps (1)	Contract Period	Fixed Price (2)	Fair Value
			(in thousands)
Crude - 85 Bbl/d	Jan 2010	$66.35	$(4)
Crude - 2,866 Bbl/d	Jan-Mar 2010	64.54	(744)
Crude - 79 Bbl/d	Feb 2010	66.35	(3)
Crude - 75 Bbl/d	Mar 2010	66.35	(3)
Crude - 1,199 Bbl/d	Apr 2010	66.27	(42)
Crude - 1,202 Bbl/d	May 2010	66.27	(40)
Crude - 1,153 Bbl/d	Jun 2010	66.28	(32)

Collars (3)	Contract Period	Floor (2)	Cap (2)	Fair Value
				(in thousands)
Crude - 1,473 Bbl/d	Apr-Jun 2008	$69.48	$78.66	$375
Crude - 1,475 Bbl/d	Apr-Dec 2008	64.80	70.71	(790)
Crude - 1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	329
Crude - 1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	304
Crude - 2,475 Bbl/d	Jan-Dec 2009	63.78	69.72	(2,096)
Crude - 450 Bbl/d	Jan-Dec 2009	63.00	70.00	(586)

(1)             Forward sales to hedge production.

(2)             A weighted average price is used for grouped positions.

(3)             Forward producer collars to hedge production.

The impact of the Partnership’s commodity derivative instruments on financial position are summarized below (in thousands):

	March 31, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$1,627	$4,211
Non-current asset	1,739	2,759
Current liability	2,832	91
Non-current liability	4,340	1,362

8.              Asset Retirement Obligations

The Partnership’s assets subject to asset retirement obligations are primarily certain gas-gathering pipelines and processing facilities, a crude oil pipeline and other related pipeline assets. The Partnership also has land leases that require the Partnership to return the land to its original condition upon the termination of the lease.  Consistent with the guidance provided by SFAS 143, Accounting for Asset Retirement Obligations, the Partnership reviews current laws and regulations governing obligations for asset retirements and leases, as well as the Partnership’s leases and other agreements.

The following is a summary of the asset retirement obligation activity for the three months ended March 31, 2007 (in thousands):

Asset retirement obligation as of December 31, 2006	$1,268
Revisions in estimated cash flows	142
Accretion expense	27
Asset retirement obligation as of March 31, 2007	$1,437

At March 31, 2007 there were no assets legally restricted for purposes of settling asset retirement obligations.  The asset retirement obligation liability has been recorded as “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

9.             Incentive Compensation Plans

Total compensation expense for equity-based pay arrangements was as follows (in thousands):

	Three months ended March 31,
	2007	2006

MarkWest Energy Partners
Restricted units	$959	$458

MarkWest Hydrocarbon
General partner interests under Participation Plan	4,665	982
Subordinated units under Participation Plan	—	(11)
Total compensation cost	$5,624	$1,429

Compensation expense has been recorded as “Selling, general and administrative expense” in the accompanying Condensed Consolidated Statements of Operations.  The expense not yet recognized as of March 31, 2007, related to non-vested restricted units was $3.2 million, with a weighted-average remaining vesting period of 2.2 years.  The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are affected by changes in fair value.

The following is a summary of restricted unit activity under the Partnership’s Long-Term Incentive Plan:

	Number of units	Weighted-average grant-date fair value
Unvested at December 31, 2006	125,200	$24.14
Granted	47,216	31.47
Vested	(40,376)	23.52
Forfeited	(1,098)	29.87
Unvested at March 31, 2007	130,942	26.93

	Three months ended March 31,
	2007	2006
Weighted-average grant-date fair value of restricted units granted during the period	$1,486,074	$1,412,933
Total fair value of restricted units vested during the period and total intrinsic value of restricted units settled during the period	1,261,750	450,373

During the three months ended March 31, 2007 and 2006, the Partnership received no proceeds (other than the contributions by the general partner to maintain its 2% ownership interest) for issuing restricted units, and there were no cash settlements.  Of the total number of restricted units that vested in the first quarter of 2007 and 2006, the Partnership did not redeem any restricted units for cash.  For the three months ended March 31, 2007 and 2006, the Partnership issued 40,376 and 19,286 common units, respectively.

10.          Earnings per Unit

Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

Emerging Issues Task Force Issue Number 03-6 (“EITF 03-6”), Participating Securities and the Two-Class Method under FASB Statement Number 128, addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity.  EITF 03-6 provides that the general partner’s interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period.  In any accounting period where the Partnership’s aggregate net income exceeds the aggregate distributions for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint.  EITF 03-6 does not impact the Partnership’s aggregate distributions for any period, but it can have the impact of reducing the earnings per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by the general partner, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.

The following table shows the computation of basic and diluted earnings per limited partner unit, the net income available to limited partners and the weighted average units used to compute diluted net income per limited partner unit for the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three months ended March 31,
	2007	2006
Numerator for basic and diluted earnings per limited partner unit:
Net income	$4,756	$13,873
Less:
General partner’s incentive distribution paid	(4,696)	(1,506)
Sub-total	60	12,367
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	27	(27)
Participation plan allocation	4,665	971
Net income before GP interest	4,752	13,311
Less:
General Partner’s 2% interest	(95)	(266)
Net income available to limited partners under EITF 03-6	$4,657	$13,045

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	32,393	25,746
Effect of dilutive securities:
Weighted-average of restricted units outstanding	155	98
Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	32,548	25,844

Basic net income per limited partner unit	$0.14	$0.51
Diluted net income per limited partner unit	$0.14	$0.50

11.          Related Party Transactions

Affiliated revenue in the Condensed Consolidated Statements of Operations consists of service fees and NGL product sales.  Concurrent with the closing of its initial public offering in 2002, the Partnership entered into several contracts with MarkWest Hydrocarbon.  The significant agreements are:

•                                          Gas Processing Agreement.  MarkWest Hydrocarbon delivers all of the natural gas it receives from third-party producers to the Partnership.  MarkWest Hydrocarbon pays the Partnership a monthly fee based on volumes delivered.

•                                          Pipeline Liquids Transportation Agreement.  MarkWest Hydrocarbon delivers most of its NGLs to the Partnership for transportation through the pipeline to the Partnership’s Siloam fractionator.  MarkWest Hydrocarbon pays the Partnership a monthly fee based on the number of gallons delivered to the Partnership.

•                                          Fractionation, Storage and Loading Agreement.  MarkWest Hydrocarbon delivers all of its NGLs to the Partnership for unloading, fractionation, loading and storage at the Partnership’s Siloam facility.  MarkWest Hydrocarbon pays the Partnership a monthly fee based on the number of gallons delivered for fractionation, an annual storage fee and a monthly fee based on the number of gallons of NGLs unloaded.

•                                          Natural Gas Liquids Purchase Agreement.  MarkWest Hydrocarbon receives and purchases, and the Partnership delivers and sells, all of the NGL products the Partnership produces pursuant to the Partnership’s gas processing agreement with a third-party.  Under the terms of this agreement, MarkWest Hydrocarbon pays the Partnership a purchase price equal to the proceeds it receives from the resale of the NGL products to third parties.  This contract also applies to any other NGL products the Partnership acquires. The Partnership retains a percentage of the proceeds from the sale of the NGL products it produces pursuant to its agreement with a third-party, and remits the balance of the proceeds to this third-party.

•                                          Services Agreement.  MarkWest Hydrocarbon provides centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other services.  The Partnership reimburses MarkWest Hydrocarbon monthly for the selling, general and administrative expenses.  The Partnership reimbursed MarkWest Hydrocarbon approximately $5.3 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively.  The Partnership also reimburses MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses.  These expenses totaled $5.3 million and $4.2 million for the three months ended March 31, 2007 and 2006, respectively.  The Partnership has no employees.

12.          Distribution to Unitholders

On April 19, 2007, the Partnership declared a cash distribution of $0.51 per common and subordinated unit, totaling $24.7 million, for the quarter ended March 31, 2007.  The distribution included $6.1 million to be distributed to the general partner, of which $5.6 million related to the general partner incentive distribution rights.  It will be paid on May 15, 2007, to unitholders of record as of May 9, 2007.  The ex-dividend date was May 7, 2007.

On January 25, 2007, the Partnership declared a cash distribution of $0.50 per common and subordinated unit, totaling $21.3 million, for the quarter ended December 31, 2006.  The distribution included $5.1 million distributed to the general partner, of which $4.7 million related to the general partner incentive distribution rights.  It was paid on February 14, 2007, to unitholders of record as of February 8, 2007.  The ex-dividend date was February 6, 2007.

13.          Commitments and Contingencies

Legal

The Partnership is subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business.  The Partnership maintains insurance policies in amounts and with coverage and deductibles as it believes are reasonable and prudent.  However, it cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect it from all material expenses related to future claims for property loss or business interruption to the Partnership and MarkWest Hydrocarbon, Inc. (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices.  While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

In June 2006, the Office of Pipeline Safety (“OPS”) issued a Notice of Probable Violation and Proposed Civil Penalty (“NOPV”) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company.  The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty.  This count arises out of alleged activity in 1982 and 1987, which dates predate MarkWest’s leasing and operation of the pipeline.  MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These expenses include the MarkWest’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages.  The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with the claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received.  The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court.  Discovery in the action is also continuing.  In addition to the above, MarkWest has also asserted that a portion of the cost of pipeline testing, replacement and repair is subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

The Partnership had previously disclosed receiving notice from one of its customers of a potential gas measurement and accounting discrepancy.  The Partnership and its customer have been involved in ongoing discussions to evaluate and resolve all issues, and in April 2007, the parties reached final settlement of all outstanding or potential issues to both parties’ satisfaction, for an amount of immaterial impact to the Partnership.

In the ordinary course of business, the Partnership is party to various other legal actions.  In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

14.          Segment Information

The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and refinery off-gas; and the gathering and transportation of crude oil.  The Partnership is a processor of natural gas in the northeastern and southwestern United States, processing gas from the Appalachian Basin, one of the country’s oldest natural gas-producing regions, and from East Texas, the Gulf Coast and Michigan. The Partnership’s chief operating decision maker is the Chief Executive Officer (“CEO”).  The CEO reviews the Partnership’s discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operations.  Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a segment basis.  The Partnership’s segments are as follows:

Segment	Related Legal Entity	Products and services

East Texas	MarkWest Energy East Texas Gas Company, L.P. MarkWest Pipeline Company, L.P.	Gathering, processing, pipeline, fractionation and storage

Oklahoma	MarkWest Western Oklahoma Gas Company, L.L.C. Santa Fe Gathering, L.L.C	Gathering and processing

Other Southwest	MarkWest Power Tex, L.P. MarkWest Pinnacle, L.P. MarkWest PNG Utility, L.P. MarkWest Texas PNG Utility, L.P. MarkWest Blackhawk, L.P. MarkWest New Mexico, L.P.	Gathering and pipeline

Gulf Coast	MarkWest Javelina Company MarkWest Javelina Pipeline Company MarkWest Javelina Pipeline Holding Company, L.P. MarkWest Javelina Holding Company, L.P.	Gathering, processing and pipeline

Appalachia	MarkWest Energy Appalachia, L.L.C.	Processing, pipelines, fractionation and storage

Michigan	Basin Pipeline, L.L.C. West Shore Processing Company, L.L.C. Matrex, L.L.C. MarkWest Michigan Pipeline Company, L.L.C.	Gathering, processing and crude oil transportation

The following items below the “Operating Income” line are not allocated to business segments: unrealized gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at the Partnership’s corporate headquarters.  Management does not consider these items allocable to any individual business segment.  Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.  The tables below present information about operating income for the reported segments for the three months ended March 31, 2007 and 2006.

Three months ended March 31, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$22,103	$46,922	$15,357	$486	$2,744	$14,859	$102,471
Affiliated parties	—	—	—	19,075	—	—	19,075
Total revenue	22,103	46,922	15,357	19,561	2,744	14,859	121,546

Operating expenses:
Purchased product costs	3,643	37,053	10,412	12,213	684	—	64,005
Facility expenses	4,267	3,597	1,499	3,369	1,559	(902)	13,389
Depreciation	2,086	974	1,006	905	1,164	1,639	7,774
Amortization of intangible assets	2,067	149	—	—	—	1,952	4,168
Accretion of asset retirement obligations	12	7	5	3	—	—	27
Operating income (loss) before items not allocated to segments	$10,028	$5,142	$2,435	$3,071	$(663)	$12,170	$32,183

Capital expenditures	$5,529	$43,657	$4,018	$265	$27	$585	$54,081

Assets attributable to segments	$331,586	$169,681	$75,274	$48,900	$44,623	$418,923	$1,088,987
Investment in Starfish							63,319
Fair value of derivative instruments							3,366
Leasehold improvements at corporate headquarters							2,010
Total assets							$1,157,682

Three months ended March 31, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$32,488	$62,268	$25,460	$419	$3,197	$15,195	$139,027
Affiliated parties	—	—	—	17,715	—	—	17,715
Total Revenue	32,488	62,268	25,460	18,134	3,197	15,195	156,742

Operating expenses:
Purchased product costs	13,168	55,325	21,423	10,110	935	—	100,961
Facility expenses	3,674	2,079	1,351	3,341	1,439	2,185	14,069
Depreciation	1,811	712	1,019	840	1,174	1,617	7,173
Amortization of intangible assets	2,073	—	—	—	—	1,943	4,016
Accretion of asset retirement obligations	11	6	5	3	—	—	25
Operating income (loss) before items not allocated to segments	$11,751	$4,146	$1,662	$3,840	$(351)	$9,450	$30,498

Capital expenditures	$7,696	$2,375	$1,895	$958	$71	$165	$13,160

Assets attributable to segments	$327,346	$72,773	$59,155	$51,205	$49,324	$418,533	$978,336
Investment in Starfish							40,986
Total assets							$1,019,322

The following is a reconciliation of operating income before items not allocated to segments to net income (in thousands):

	Three months ended March 31,
	2007	2006

Total segment revenue	$121,546	$156,742
Derivative (loss) gain not allocated to segments	(6,929)	240
Total revenue	$114,617	$156,982

Operating income before items not allocated to segments	$32,183	$30,498
Derivative (loss) gain	(6,496)	240
Depreciation expense	(12)	—
Selling, general and administrative expenses	(13,842)	(8,338)
Income from operations	11,833	22,400

Earnings from unconsolidated affiliates	1,767	945
Interest income	1,920	220
Interest expense	(9,355)	(10,976)
Amortization of deferred financing costs	(661)	(808)
Miscellaneous (expense) income	(729)	2,092
Income before Texas margin tax	4,775	13,873

Texas margin tax	(19)	—
Net income	$4,756	$13,873

Miscellaneous income for the three months ended March 31, 2007 and 2006 includes $0.1 million and $1.8 million, respectively, for insurance recoveries, related to charges incurred in 2005 from Hurricane Rita.

15.          Subsequent Event

Private Placement

On April 9, 2007, the Partnership completed a private placement of approximately 4.1 million newly issued common units at a purchase price of $32.98, for net proceeds of approximately $137.6 million, including the General Partner’s contribution to maintain its two percent general partner interest.  The proceeds from this transaction will be used primarily to fund future capital expenditure requirements.

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

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•                                          our ability to successfully complete and integrate any future acquisitions;

•                                          the availability of natural gas supply for our gathering and processing services;

•                                          our substantial debt and other financial obligations which could adversely impact our financial condition;

•                                          the availability of NGLs for our transportation, fractionation and storage services;

•                                          our dependence on significant customers, producers, gatherers, treaters and transporters of natural gas, including MarkWest Hydrocarbon;

•                                          the risks that third-party oil and gas exploration and production activities will not occur or be successful;

•                                          we may not be able to renew or replace contracts at comparable terms with existing customers or acquire new customers;

•                                          prices of natural gas and NGL products, including the effectiveness of any hedging activities;

•                                          prices of crude oil, including the effectiveness of any hedging activities;

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

•                                          the impact of the departure of any key employees or if we are unable to recruit and retain highly skilled administrative and operational staff; and

•                                          our ability to raise sufficient capital to execute our business plan through borrowing or issuing equity.

This list is not necessarily complete.  Other unknown or unpredictable factors could also have material adverse effects on future results.  We do not update publicly any forward-looking statement with new information or future events.  Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict.  Additional information concerning these and other factors is contained in our filings with the Securities and Exchange Commission, including but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil.  We have a strategic and growing midstream position with assets in the northeast, southwest and Gulf Coast regions of the United States.  We are one of the largest processors of natural gas in the Appalachian Basin, one of the country’s oldest natural gas producing regions.  We are also in the crude oil transportation and natural gas processing business in Michigan.  Since our initial public offering, we have grown rapidly through organic growth projects and the completion of nine acquisitions.

To better understand our business and the results of operations discussed below, it is important to have an understanding of four factors:

•                                          management’s use of net operating margin (a non-GAAP measure, see below for reconciliation);

•                                          the nature of the contracts from which we derive our revenue;

•                                          our acquisition activity and strategy; and

•                                          the nature of our relationship with MarkWest Hydrocarbon, Inc.

Net Operating Margin (a non-GAAP financial measure)

Management evaluates contract performance on the basis of net operating margin (a non-GAAP financial measure), which is defined as income (loss) from operations, excluding facility expense, selling, general and administrative expense, depreciation, amortization, impairments and accretion of asset retirement.  These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting.  Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies.  Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with GAAP.  Our usage of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.

The following is reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended March 31,
	2007	2006

Revenue	$114,617	$156,982
Purchased product costs	64,005	100,961
Net operating margin	50,612	56,021
Facility expenses	12,956	14,069
Selling, general and administrative expenses	13,842	8,338
Depreciation	7,786	7,173
Amortization of intangible assets	4,168	4,016
Accretion of asset retirement obligations	27	25
Income from operations	$11,833	$22,400

Our Contracts

We generate the majority of our revenue and net operating margin from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation.  We enter into a variety of contract types.  In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below.  We provide services under the following different types of arrangements, all of which constitute midstream energy operations:

•                                          Fee-based arrangements. We receive a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil.  The revenue we earn from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices.  In certain cases, our arrangements provide for minimum annual payments.  If a sustained decline in commodity prices were to result in a decline in volumes, however, our revenue from these arrangements would be reduced.

•                                          Percent-of-proceeds arrangements. We gather and process natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.  In other cases, instead of remitting cash payments to the producer, we deliver an agreed-upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices.  Generally, under these types of arrangements our revenue and gross margins increase as natural gas, condensate prices and NGL prices increase, and our revenue and net operating margins decrease as natural gas and NGL prices decrease.

•                                          Percent-of-index arrangements. We purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount.  We then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price.  With respect to (1) and (3) above, the net operating margins we realize under the arrangements decrease in periods of low natural gas prices because these net operating margins are based on a percentage of the index price.  Conversely, our net operating margins increase during periods of high natural gas prices.

•                                          Keep-whole arrangements. We gather natural gas from the producer, process the natural gas and sell the resulting condensate and NGLs to third parties at market prices.  Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas.  Accordingly, under these arrangements our revenue and net operating margins increase as the price of condensate and NGLs increases relative to the price of natural gas, and decrease as the price of natural gas increases relative to the price of condensate and NGLs.

•                                          Settlement margin. Typically, we are allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed-line losses.  To the extent our gathering systems are operated more efficiently than specified per contract allowance, we are entitled to retain the difference for our own account.

The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements.  Our contract mix and accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common and other market factors.  Any change in this mix will influence our financial results.

As of March 31, 2007, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts.  At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable.  In addition, approximately 25% (as measured in volumes) of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.

Approximately 14% of the gas processed in East Texas for producers was processed under keep-whole terms.  Our keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system.  This excess gas helps offset the amount of replacement natural gas purchases required to keep our producers whole on an MMBtu basis, thereby creating a partial natural hedge.  The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices.  We have an active commodity risk management program in place to reduce the impacts of changing NGL prices.

For the three months ended March 31, 2007, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds (1)	Percent-of-Index (2)	Keep-Whole (3)	Total
Revenue	20%	26%	35%	19%	100%
Net operating margin	40%	34%	14%	12%	100%

(1)             Includes other types of arrangements tied to NGL prices.

(2)             Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)             Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

Our short natural gas positions under our keep-whole contracts are largely offset by our long positions in our other operating areas.  As a result, our net exposure to natural gas is not significant.  While the percentages in the table above accurately reflect the percentages by contract type, we manage our business by taking into account the offset described above, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis.  When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 60%, 0% and 0%, respectively.

Our Acquisitions

A significant part of our business strategy includes acquiring additional businesses that will allow us to increase distributions to our unitholders.  We regularly consider and enter into discussions regarding potential acquisitions. These transactions may be effectuated quickly, may occur at any time and may be significant in size relative to our existing assets and operations.

Since our initial public offering, we have completed nine acquisitions for an aggregate purchase price of approximately $810 million.  The following table contains information regarding each of these acquisitions (consideration in millions):

Name	Assets	Location	Consideration	Closing Date

Santa Fe	Grimes gathering system	Oklahoma	$15.0	December 29, 2006

Javelina (1)	Gas processing and fractionation facility	Corpus Christi, TX	398.8	November 1, 2005

Starfish (2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005

East Texas	Gathering system and gas processing assets	East Texas	240.7	July 30, 2004

Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004

Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003

Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003

Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003

Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)             Consideration includes $35.5 million in cash.

(2)             Represents a 50% non-controlling interest.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets.  MarkWest Hydrocarbon remains one of our largest customers.  We expect to continue deriving a portion of our revenue from the services we provide under our contracts with MarkWest Hydrocarbon.  For the three months ended March 31, 2007, the Company accounted for 17% of our revenue and

14% of our net operating margin, compared to 11% of our revenue and 14% of our net operating margin for the three months ended March 31, 2006.  As of March 31, 2007, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 15% limited partner interest in the Partnership, consisting of 3,738,992 common units, 1,200,000 subordinated units, and a 2% general partner interest.

We have an Omnibus Agreement with MarkWest Hydrocarbon which governs potential competition and indemnification obligations among us and the other parties to the agreement; competition from other NGL processors, including major energy companies.  At the time of our initial public offering we entered into additional agreements with MarkWest Hydrocarbon which are discussed in Note 11 to the Condensed Consolidated Financial Statements under Item 1 of this report on Form 10-Q.

Results of Operations

We reported net income of $4.8 million for the three months ended March 31, 2007, or $0.14 per diluted limited partner unit, compared to net income of $13.9 million, or $0.50 per diluted limited partner unit, for the first three months of 2006.  Contributing factors to the $9.1 million change in net income for the three months ended March 31, 2007, compared to the same period in 2006 were:

•                                          losses from derivative instruments increasing $6.7 million.  This increase resulted from a $9.0 million increase in unrealized losses, which are non-cash items, and a $2.3 million increase in realized gains;

•                                          a $5.5 million increase in selling, general and administrative expenses.  $4.2 million of the increase resulted from  higher non-cash equity-based compensation expense, while the balance is due to increases in labor costs related to additional personnel to support our growth and strategic objectives and professional service costs related to professional service fees;

•                                          a $2.7 million increase in operating income associated with the Gulf Coast segment.  Generally the inlet volumes and prices decreased in 2007 compared to 2006.  These decreases were more than offset by a utility refund of $3.6 million attributable to a recently concluded rate case;

•                                          a $1.7 million increase in interest income.  This increase was primarily due to proceeds received from the recently concluded rate case in our Gulf Coast Business Unit of $1.9 million; and

•                                          a $1.1 million decrease in the operating income associated with the Northeast Business Unit (Appalachia and Michigan segments), primarily due to increased trucking expenses of $0.9 million.

Cash Distributions

Our quarterly cash distribution of $0.51 per limited partner unit for the quarter ended March 31, 2007 was declared on April 19, 2007.  This distribution is an increase of $0.01 per unit over the 2006 fourth quarter distribution and an increase of $0.08 per unit over the comparable period in 2006.

Operating Data

	Three months ended March 31,		%
	2007	2006	Change
East Texas:
Gathering systems throughput (Mcf/d)	401,400	346,000	16.0%
NGL product sales (gallons)	41,788,000	35,436,000	17.9%

Oklahoma :
Foss Lake gathering systems throughput (Mcf/d)	95,200	87,600	8.7%
Woodford gathering systems throughput (Mcf/d) (1)	51,200	NA	NA
Grimes gathering systems throughput (Mcf/d) (2)	12,700	NA	NA
Arapaho NGL product sales (gallons)	20,524,000	18,417,000	11.4%

Other Southwest:
Appleby gathering systems throughput (Mcf/d)	51,100	33,500	52.5%
Other gathering systems throughput (Mcf/d)	16,400	19,100	(14.1)%
Lateral throughput volumes (Mcf/d)	52,800	49,700	6.2%

Appalachia:
Natural gas processed (Mcf/d)	203,400	205,000	(0.8)%
NGLs fractionated (Gal/d)	467,700	449,000	4.2%
NGL product sales (gallons)	11,409,000	10,482,000	8.8%

Michigan:
Natural gas throughput (Mcf/d)	6,000	6,300	(4.8)%
NGL product sales (gallons)	1,125,000	1,449,000	(22.4)%
Crude oil transported (Bbl/d)	14,200	14,000	1.4%

Gulf Coast:
Refinery off-gas processed (Mcf/d)	119,300	120,000	(0.6)%
Liquids fractionated (Bbl/d)	25,000	24,900	0.4%

(1)             We began construction and operation of the Woodford gathering system in late 2006.

(2)             We acquired the Grimes gathering system in December 2006.

Segment Reporting

Segments. As described below, we have six segments, based on geographic areas of operations.  For further information, see Note 14 to the Condensed Consolidated Financial Statements, included in Item 1 of this report on Form 10-Q.

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

•                                           Oklahoma. We own the Foss Lake gathering system and the Arapaho gas processing plant, located in Roger Mills, Custer and Ellis counties of western Oklahoma.  The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities.  All of the gathered gas ultimately is compressed and delivered to the processing plant.  After processing, the residue gas is delivered to a third-party pipeline and natural gas liquids are sold to a single customer.  We also own the Woodford gathering system in the Arkoma Basin of southeastern Oklahoma, and the Grimes gathering system, which is located in Roger Mills and Beckham counties in western Oklahoma.

•                                           Other Southwest. We own a number of natural gas gathering systems located in Texas, Louisiana, Mississippi and New Mexico.  These systems generally service long-lived natural gas basins that continue to experience drilling activity.  We gather a significant portion of the gas produced from fields adjacent to our gathering systems.  In many areas we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer.  We also own four lateral pipelines in Texas and New Mexico.  The New Mexico pipeline facilities and related assets are subject to regulation by the Federal Energy Regulatory Commission (“FERC”).

Northeast Business Unit

•                                           Appalachia. We are one of the largest processors of natural gas in the Appalachian Basin, with fully integrated processing, fractionation, storage and marketing operations.  The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates.  Our Appalachian assets include the Kenova, Boldman, Maytown, Cobb and Kermit natural gas processing plants, an NGL pipeline, an NGL fractionation plant and two caverns for storing propane.

•                                           Michigan. We own a common carrier crude oil gathering pipeline in Michigan.  We refer to this system as the Michigan crude pipeline.  The crude oil pipeline facilities and related assets are subject to regulation by the FERC.  We also own a natural gas gathering system and the Fisk processing plant in Manistee County, Michigan.

Gulf Coast Business Unit

•                                           Javelina. We own and operate a natural gas processing facility in Corpus Christi, Texas, which treats and processes off-gas from six local refineries.  The facility was constructed to recover hydrogen and up to 28,000 barrels of NGLs per day, including olefins (ethylene and propylene), ethane, propane, mixed butane and pentanes.

We own a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”), whose assets are located in the Gulf of Mexico and southwestern Louisiana. The Starfish interest is part of a joint venture with Enbridge Offshore Pipelines L.L.C., which is accounted for using the equity method; the financial results for Starfish are included in “Earnings from unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Operations and are not included in the Gulf Coast Business Unit results.

The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by geographic region, for the three months ended March 31, 2007:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue	18%	39%	13%	16%	2%	12%	100%
Net operating margin	32%	17%	9%	13%	4%	25%	100%

Three months ended March 31, 2007, compared to three months ended March 31, 2006

The following items below the “Operating Income” line are not allocated to business segments: unrealized gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters.  Management does not consider these items allocable to any individual business segment.  Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.  The tables below present information about operating income for the reported segments for the three months ended March 31, 2007 and 2006.

East Texas

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenue	$22,103	$32,488
Operating expenses:
Purchased product costs	3,643	13,168
Facility expenses	4,267	3,674
Depreciation	2,086	1,811
Amortization of intangible assets	2,067	2,073
Accretion of asset retirement obligations	12	11
Total operating expenses before selling, general and administrative expenses	12,075	20,737

Operating income before items not allocated to segments	$10,028	$11,751

Revenue.  Revenue decreased $10.4 million, or 32%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. This decrease was due primarily to a contractual change from a purchasing contract to a processing contract at our Carthage facility in the third quarter of 2006.  This decrease in revenue was partially offset by an increase in NGL revenue of $1.4 million driven primarily by higher volumes related to the remaining contracts (71,000 Gal/d).  Additionally, in the first quarter of 2006, a $1.9 million accrued liability associated with a measurement or volume discrepancy increased revenue in that quarter.

Purchased Product Costs.  Purchased product costs decreased $9.5 million, or 72%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  This decrease was due primarily to a contractual change from a purchasing contract to a processing contract at our Carthage facility in the third quarter of 2006. This led to lower volumes being purchased in the first three months of 2007 compared to the same period in 2006.

Facility Expenses.  Facility expenses increased $0.6 million, or 16%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  This change was primarily due to an increase in production related to higher volumes at the Carthage plant which resulted in higher system expenses as well as an increase in property taxes.

Oklahoma

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenue	$46,922	$62,268
Operating expenses:
Purchased product costs	37,053	55,325
Facility expenses	3,597	2,079
Depreciation	974	712
Amortization of intangible assets	149	—
Accretion of asset retirement obligations	7	6
Total operating expenses before selling, general and administrative expenses	41,780	58,122

Operating income before items not allocated to segments	$5,142	$4,146

Revenue.  Revenue decreased $15.3 million, or 25%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  This decrease was related to the conversion of several purchase contracts to gathering contracts.  Even though our total inlet volumes have increased by 7,500 Mcf/d, the percentage of volumes attributed to purchase based contracts decreased almost 46% in the first three months of 2007 compared to the corresponding period in 2006. This drop in purchase volumes coupled with a lower weighted average sales price in 2007 ($6.30/Mcf) compared to 2006 ($7.25/Mcf) has resulted in lower revenue from gas sales.  These decreases were partially offset by an increase in our fee based revenue, related to our gathering processes, an increase in NGL revenue resulting from higher volumes (23,400 Gal/d) and slightly higher liquid prices.  Additionally, we have experienced an increase in volumes from our Woodford gathering system, which began operation in December 2006, and has resulted in $2.4 million of additional revenue in the first three months of 2007.

Purchased Product Costs.  Purchased product costs decreased $18.3 million, or 33%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  This decrease is primarily attributable to the conversion of several purchase contracts to gathering contracts which resulted in lower purchased volumes in 2007.  Additionally, there was a decrease in product prices in the first three months of 2007 compared to the same period in 2006.

Facility Expenses.  Facility expenses increased $1.5 million, or 73%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.   The increase was primarily due to the addition of the Woodford and Grimes gathering systems.

Other Southwest

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenue	$15,357	$25,460
Operating expenses:
Purchased product costs	10,412	21,423
Facility expenses	1,499	1,351
Depreciation	1,006	1,019
Accretion of asset retirement obligations	5	5
Total operating expenses before selling, general and administrative expenses	12,922	23,798

Operating income before items not allocated to segments	$2,435	$1,662

Revenue.  Revenue decreased $10.1 million, or 40%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The decrease is primarily attributed to a change in the contract mix at our Appleby facility, from purchasing contracts to gathering contracts, which occurred in the third quarter of 2006.  This change has led to lower volumes available for resale at the Appleby facility, even though our overall inlet volumes increased by over 15,500 MMBtu/d.  Additionally, prices were lower during the first three months of 2007 compared to the same period of 2006.

Purchased Product Costs.  Purchased product costs decreased $11.0 million, or 51%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The rise in costs is primarily a result of lower volumes due to a change in our contract mix, and a decrease in prices of $0.31per MMBtu in 2007 as compared to the same period in 2006.

Appalachia

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenues :
Unaffiliated	$486	$419
Affiliated	19,075	17,715
Total revenue	19,561	18,134

Operating expenses:
Purchased product costs	12,213	10,110
Facility expenses	3,369	3,341
Depreciation	905	840
Accretion of asset retirement obligations	3	3
Total operating expenses before selling, general and administrative expenses	16,490	14,294

Operating income before items not allocated to segments	$3,071	$3,840

Revenue.  Total revenue increased $1.4 million, or 8%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The increase was primarily a result of higher volumes from our NGL sales at our Maytown facility of 10,000 Gal/d ($1.0 million) which were offset slightly by lower prices of $.004/gallon ($0.1 million).  Higher gas volumes at the Cobb plant and higher liquid volumes at the Kenova and Boldman plants also contributed to the increase.  Additionally, the purging of the Appalachia Liquids Pipeline System (“ALPS”) linefill resulted in a $0.3 million increase in revenue.

Purchased Product Costs.  Purchased product costs increased $2.1 million, or 21%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The rise in costs is primarily a result of higher volumes (10,000 Gal/d) at the Maytown facility, and was partially offset by lower product prices. Additionally, trucking expenses of $0.9 million associated with the shutdown of the ALPS pipeline in late 2006 added to the increase.

Michigan

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenue	$2,744	$3,197
Operating expenses:
Purchased product costs	684	935
Facility expenses	1,559	1,439
Depreciation	1,164	1,174
Total operating expenses before selling, general and administrative expenses	3,407	3,548

Operating loss before items not allocated to segments	$(663)	$(351)

Revenue.  Revenue decreased $0.5 million, or 14%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The decrease is primarily due to lower volumes of 4,000 Gal/d ($0.4 million) and prices of $0.06/Gal ($0.1 million) at the West Shore facility.

Purchased Product Costs.  Purchased product costs decreased $0.3 million, or 27%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The decrease in costs is primarily due to lower volumes at the West Shore facility which were partially offset by higher prices.

Gulf Coast

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenue	$14,859	$15,195
Operating expenses:
Facility expenses	(902)	2,185
Depreciation	1,639	1,617
Amortization of intangible assets	1,952	1,943
Total operating expenses before selling, general and administrative expenses	2,689	5,745

Operating income before items not allocated to segments	$12,170	$9,450

Revenue.  Revenue generated under percent-of-proceeds arrangements and is generally reported net of purchased product costs. We gather and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.

Revenue decreased $0.3 million, or 2%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.    We experienced an overall decrease in both pricing and volumes associated with our Hydrogen and Ethylene production, as well as a decrease in volumes related to our Propane and Pentane production.  Additionally, we experienced a decrease in pricing relating to out Butane production.   Our Ethylene production was reduced due to receipt restrictions by one of our vendors because of problems at their facility.  Finally, overall lower inlet volumes contributed to lower revenues in 2007.

Facility Expenses.  Facility expenses decreased $3.1 million, or 141%, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  This decrease is primarily attributable to a utility refund of $3.6 million attributable to a recently concluded rate case.

Reconciliation of Segment Operating Income to Consolidated Net Income

	Three months ended March 31,
	2007	2006
	(in thousands)
Total segment operating income	$32,183	$30,498
Derivative (loss) gain not allocated to segments	(6,496)	240
Depreciation not allocated to segments	(12)	—
Selling, general and administrative	(13,842)	(8,338)
Income from operations	11,833	22,400

Earnings from unconsolidated affiliates	1,767	945
Interest income	1,920	220
Interest expense	(9,355)	(10,976)
Amortization of deferred finance costs	(661)	(808)
Miscellaneous (expense) income	(729)	2,092
Income before Texas margin tax	$4,775	$13,873

Texas margin tax	(19)	—
Net income	$4,756	$13,873

Derivative (Loss) Gain. Loss from derivative instruments increased $6.7 million, during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The mark-to-market adjustments of our derivative instruments resulted in a $2.3 million increase in realized gains, and a $9.0 million increase in unrealized losses, when comparing 2007 to 2006 results.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.5 million, or 66%, during the three months ended March 31, 2007, relative to the comparable period in 2006.  $4.2 million of the increase can be attributed to higher non-cash equity-based compensation expense.  Of this amount, $3.7 million is attributable to the Participation Plan, with the balance to restricted units.  Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner.  The formula is based on the market price of the Partnership’s common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner.  In addition to the increase in equity-based compensation expense, labor and professional services costs increased.

Earnings from Unconsolidated Affiliates.  Earnings from unconsolidated affiliates is primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C.  We account for our 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates.  During the three months ended March 31, 2007, our earnings from unconsolidated affiliates increased $0.8 million, or 87%, relative to the comparable period in 2006.  The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 from hurricane damage and fewer hurricane related expenses.

Interest Income.  Interest income increased $1.7 million, during the three months ended March 31, 2007, relative to the comparable period in 2006, due to proceeds received from a recently concluded rate case in our Gulf Coast Business Unit.

Interest Expense. Interest expense decreased $1.6 million, or 15%, during the three months ended March 31, 2007, relative to the comparable period in 2006, primarily due to a reduction of interest expense for the capitalization of interest related to construction in progress of $1.1 million and lower weighted average interest rates.

Miscellaneous (Expense) Income.  Miscellaneous expense increased $2.8 million, or 135%, during the three months ended March 31, 2007, relative to the comparable period in 2006, primarily due to $1.8 million of income from insurance recoveries in 2006.  An additional $0.9 million increase was due to Starfish insurance premiums paid during the three months ended March 31, 2007.

Liquidity and Capital Resources

Our primary sources of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions), are cash flows generated by our operations and our access to equity and debt markets.  The equity and debt markets, public and private (retail and institutional) have been our principal source of capital used to finance a significant amount of our growth, including acquisitions.

We have budgeted approximately $260 million for expenditures in 2007 which includes $5.0 million for maintenance capital.  We plan to use from $180 million to $200 million of our expansion capital budget to fund the construction of the Woodford gathering system.  As of March 31, 2007, we have $186 million remaining in our budget including $4.3 million for maintenance capital.  Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition.  Maintenance capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Our wholly owned subsidiary MarkWest Energy Operating Company, L.L.C. has a $250 million dollar revolving credit facility (the “Credit Facility”).  The Credit Facility is guaranteed by the Partnership and substantially all of our subsidiaries and is collateralized by substantially all of our assets and those of our subsidiaries.  The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points.  The basis points vary based on the ratio of our consolidated debt to consolidated EBITDA, as defined in the fifth amendment to the Credit Facility.  For the quarter ended March 31, 2007 the weighted average interest rate on the Credit Facility was 7.59%.

Under the provisions of the Credit Facility, we are subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility.  These covenants are used to calculate the available borrowing capacity on a quarterly basis, for the quarter ended March 31, 2007 available borrowings under the Credit Facility were $168.4 million. Following the closing of our private placement equity offering (see Note 15 to the Condensed Consolidated Financial Statements) on April 9, 2007, our available borrowings under the Credit Facility were $248.4 million.

At March 31, 2007, in conjunction with our wholly owned subsidiary, MarkWest Energy Finance Corporation, we had two series of senior notes outstanding, $225.0 million, at a fixed rate of 6.875% which will mature in November 2014 (the “2014 Notes”) and $271.9 million, net of unamortized discount of $3.1 million at a fixed rate of 8.5% due in July 2016 (the “2016 Notes”), together (the “Senior Notes”).  The estimated fair value of the Senior Notes was approximately $505.5 million and $499.8 million at March 31, 2007 and December 31, 2006, respectively, based on quoted market prices.

The indentures governing the Senior Notes limits our activity and our restricted subsidiaries. Limitations under the indenture are discussed in our Annual Report on Form 10-K for the period ending December 31, 2006.  Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance.  That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

Cash Flow

The following table summarizes cash inflows (outflows) for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006
Net cash flows provided by operating activities	$23,349	$41,035
Net cash flows used in investing activities	(54,115)	(15,510)
Net cash flows provided by (used in) financing activities	28,545	(18,807)

Net cash provided by operating activities decreased $17.7 million during the three months ended March 31, 2007, compared to the corresponding period in 2006.  The change resulted from a decrease in operating cash flows provided by working capital of $24.6 million, partially offset by an increase in cash flows provided by income before non-cash income and expenses of $6.9 million.  The change in working capital was primarily a result of variances in the timing of accounts receivable collections and payments on accounts payable.  The change in income before non-cash income and expense was primarily a result of a $5.5 million refund from a recently concluded rate case and a $2.7 million distribution received from an equity investment.

Net cash used in investing activities increased $38.6 million during the three months ended March 31, 2007, compared to the three months ended March 31, 2006.  The increase was due to capital expenditures primarily from the development of our Woodford gathering system, where we invested approximately $40.9 million of expansion capital.

Net cash provided by financing activities increased $47.4 million during the three months ended March 31, 2007, compared to the three months ended March 31, 2006.  This increase was primarily due to an increase in net borrowings of $38.5 million on long-term debt and an increase in distributions to unitholders from $12.3 million in 2006 to $21.3 million in the same period of 2007.

Matters Impacting Future Results

During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions.  Operations of our unconsolidated affiliate, Starfish Pipeline Company were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita.  We are continuing to submit insurance claims on an on-going basis relating to both business interruption and property damage.  As of March 31, 2007 we have recorded a receivable of $8.7 million for insurance recoveries, net of premiums, with respect to our property loss claims, and we anticipate additional recoveries for expenses and losses incurred as repairs proceed.

The loss to both offshore and onshore assets resulting from Hurricane Rita has led to substantial insurance claims within the oil and gas industry.  Along with other industry participants, we have seen our insurance costs increase substantially within this region as a result of these developments.  We have mitigated a portion of the cost increase by reducing our coverage and adding a broader self-insurance element to our overall coverage.

Our affiliate MarkWest Energy Appalachia, L.L.C. (“MEA”) operates the ALPS pipeline to transport NGLs from our Maytown gas processing plant to our Siloam fractionator.  A segment of the ALPS pipeline, which runs from the Maytown plant to the Ranger Junction, West Virginia, is owned by Equitable Production Company, and is leased and operated by MEA.  As part of its ongoing operation of the ALPS pipeline, MEA implemented an in-line inspection program on this segment of the ALPS pipeline.  Data from its in-line inspection indicated areas of external corrosion and other defects in a four mile section of pipeline, and as a result MEA idled the Maytown to Ranger segment.  The in-line inspection data coupled with other information MEA has gathered is being reviewed and MEA is working with Equitable to determine what the most appropriate corrective action may be.  In the interim, MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining this segment of the ALPS pipeline in idle status.  As a result, operations have not been interrupted.  The additional transportation costs associated with the trucking are not expected to have a material adverse effect on our results of operations or financial positions.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make significant judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.

We adopted the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.  Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The adoption of FIN 48 did not have a material effect on our financial position or results of operations.

Except for the adoption of FIN 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006.  A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

Refer to Note 3 of the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes the risk of loss arising from adverse changes in market rates and prices. We face market risk from commodity price changes and, to a lesser extent, interest rate changes.

Commodity Price Risk

Our primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow us to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in our sales of physical product.  While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical sales, we will experience volatility in reported earnings due to the recording of unrealized gains and losses on our derivative positions that will have no offset.  The volatility in any given period related to unrealized gains or losses can be significant to our overall financial results; however, we ultimately expect those gains and losses to be offset when they become realized.

Because of the strong correlation between NGL prices and crude oil prices and the lack of liquidity in the NGL financial market, we have used crude oil derivative instruments to hedge NGL price risk.  As a result of these transactions, we have hedged a significant portion of our expected commodity price risk through the second quarter of 2010.  The margins we earn from condensate sales are directly correlated with crude oil prices.  We have a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors our hedging program and expects to continue to adjust our hedge position as conditions warrant.

We utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps and options on the over-the-counter (“OTC”) market. We may also enter into futures contracts traded on the New York Mercantile Exchange (“NYMEX”). Swaps and futures contracts allow us to manage volatility in our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in our physical positions.

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

Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Positive (negative) amounts represent unrealized gains (losses).  The following tables summarize our current derivative positions at March 31, 2007:

Fixed Swaps (1)	Contract Period	Fixed Price (2)	Fair Value
			(in thousands)
Crude - 1,325 Bbl/d	Apr-Dec 2007	$63.95	$(1,736)
Crude - 140 Bbl/d	Apr-Dec 2007	74.10	199

Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas - 14,000 MMBtu/d	Apr-Oct 2007	$(59)

Options (puts) (3)	Contract Period	Floor	Fair Value
			(in thousands)
Ethane - 50,000 Gal/d	Apr-Dec 2007	$0.65	$(352)

Collars (4)	Contract Period	Floor (2)	Cap (2)	Fair Value
				(in thousands)
Crude - 1,105 Bbl/d	Apr-Dec 2007	$69.08	$82.43	$1,015
Crude - 1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	413
Crude - 1,475 Bbl/d	Jan-Mar 2008	64.80	70.71	(261)

Propane - 30,000 Gal/d	Apr-Jun 2007	0.96	1.16	(41)
Propane - 30,000 Gal/d	Jul-Sep 2007	0.97	1.16	(85)
Propane - 30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

(1)             Forward sales to hedge our production.

(2)             A weighted average price is used for grouped positions.

(3)             Purchase of puts to hedge our Ethane production.

(4)             Forward producer collars to hedge our production.

The Partnership has also entered into a contract which gives it an option to fix a component of the price of electricity at one of its plant locations.  Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) the value of this contract is marked based on an index price through facilities expense.  As of March 31, 2007, the value of this contract was marked as a long-term asset of $0.7 million and a short-term liability of $0.3 million.

The following tables summarize our non-current derivative positions at March 31, 2007:

Fixed Swaps (1)	Contract Period	Fixed Price (2)	Fair Value
			(in thousands)
Crude - 85 Bbl/d	Jan 2010	$66.35	$(4)
Crude - 2,866 Bbl/d	Jan-Mar 2010	64.54	(744)
Crude - 79 Bbl/d	Feb 2010	66.35	(3)
Crude - 75 Bbl/d	Mar 2010	66.35	(3)
Crude - 1,199 Bbl/d	Apr 2010	66.27	(42)
Crude - 1,202 Bbl/d	May 2010	66.27	(40)
Crude - 1,153 Bbl/d	Jun 2010	66.28	(32)

Collars (3)	Contract Period	Floor (2)	Cap (2)	Fair Value
				(in thousands)
Crude - 1,473 Bbl/d	Apr-Jun 2008	$69.48	$78.66	$375
Crude - 1,475 Bbl/d	Apr-Dec 2008	64.80	70.71	(790)
Crude - 1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	329
Crude - 1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	304
Crude - 2,475 Bbl/d	Jan-Dec 2009	63.78	69.72	(2,096)
Crude - 450 Bbl/d	Jan-Dec 2009	63.00	70.00	(586)

(1)             Forward sales to hedge our production.

(2)             A weighted average price is used for grouped positions.

(3)             Forward producer collars to hedge our production.

The impact of our commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	March 31, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$1,627	$4,211
Non-current asset	1,739	2,759
Current liability	2,832	91
Non-current liability	4,340	1,362

We entered into the following derivative positions subsequent to March 31, 2007:

Fixed Swaps	Contract Period	Fixed Price (1)
Crude - 875 Bbl/d(2)	Jun-Sep 2007	$66.55
Crude - 483 Bbl/d(2)	Jun-Dec 2007	69.25
Crude - 150 Bbl/d(3)	Jan-Dec 2008	69.76

Natural Gasoline - 9,724 Gal/d(3)	Jun-Sep 2007	1.60
Natural Gasoline - 3,780 Gal/d(3)	Jun-Dec 2007	1.61

Propane - 27,322 Gal/d(3)	Jun-Sep 2007	1.13
Propane - 15,461 Gal/d(3)	Jun-Dec 2007	1.14

Normal Butane - 6,554 Gal/d(3)	Jun-Sep 2007	1.28
Normal Butane - 4,459 Gal/d(3)	Jun-Dec 2007	1.31

Isobutane - 5,282 Gal/d(3)	Jun-Sep 2007	1.39
Isobutane - 3,997 Gal/d(3)	Jun-Dec 2007	1.37

Collars (4)	Contract Period	Floor (1)	Cap (1)
Crude - 595 Bbl/d	Apr 2010	$66.00	$72.00
Crude - 597 Bbl/d	May 2010	66.00	72.00
Crude - 573 Bbl/d	Jun 2010	66.00	72.00

(1)             A weighted average price is used for grouped positions.

(2)             Forward purchases to modify existing hedge positions.

(3)             Forward sales to hedge our production.

(4)    Forward producer collars to hedge our production.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in ensuring that material information was accumulated and communicated to management, and made known to our Chief Executive Officer and Chief Financial Officer, on a timely basis to allow disclosure as required in this report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, to determine whether any changes occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has adopted remedial measures to address the material weakness in our internal controls that existed on December 31, 2006.  The remediation procedures included detailed management review of substantially all contracts in effect at December 31, 2006, for the presence of derivatives or embedded derivatives.  In addition, we enhanced the procedures around contract reviews and monitoring of new accounting guidance, including the development of a newly designed contract review and approval process.  Based on these procedures, management has concluded that the material weakness that existed at December 31, 2006, has been remediated.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Partnership is subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business.  We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Partnership and MarkWest Hydrocarbon (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices.  While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

In June 2006, the Office of Pipeline Safety (“OPS”) issued a Notice of Probable Violation and Proposed Civil Penalty (“NOPV”) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company.  The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC.  The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty.  This count arises out of alleged activity in 1982 and 1987, which dates predate MarkWest’s leasing and operation of the pipeline.  MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These expenses include the MarkWest’s internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages.  The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received.  The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court.  Discovery in the action is also continuing.  In addition to the above, MarkWest has also asserted that a portion of the cost of pipeline testing, replacement and repair is subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

The Partnership had previously disclosed receiving notice from one of its customers of a potential gas measurement and accounting discrepancy.  The Partnership and its customer have been involved in ongoing discussions to evaluate and resolve all issues, and in April 2007, the parties reached final settlement of all outstanding or potential issues to both parties’ satisfaction, for an amount of immaterial impact to the Partnership.

In the ordinary course of business, the Partnership is party to various other legal actions.  In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Item 6. Exhibits

4.2(1)

Unit Purchase Agreement dated April 9, 2007 by and among MarkWest Energy Partners, L.P., MarkWest Energy G.P., L.L.C., and each of Kayne Anderson MLP Investment Company, GPS Income Fund, L.P., GPS High Yield Equities Fund, L.P., GPS New Equity Fund, L.P., Agile Performance Fund, L.L.C., Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Royal Bank of Canada, Structured Finance Americas, L.L.C., The Cushing MLP Opportunity Fund I, L.P., and ZLP Fund, L.P. as purchasers.

4.1(1)

Registration Rights Agreement dated April 9, 2007 by and between MarkWest Energy Partners, L.P., and each of Kayne Anderson MLP Investment Company, GPS Income Fund, L.P., GPS High Yield Equities Fund, L.P., GPS New Equity Fund, L.P., Agile Performance Fund, L.L.C., Tortoise Energy Infrastructure Corporation, Tortoise Energy Capital Corporation, Royal Bank of Canada, Structured Finance Americas, L.L.C., The Cushing MLP Opportunity Fund I, L.P., and ZLP Fund, L.P. as purchasers.

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

(1)             Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on April 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C., Its General Partner

/s/ Frank M. Semple
Date: May 7, 2007	Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)

/s/ Nancy K. Buese
Date: May 7, 2007	Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)