Form 10-K/A
period 2006-12-31
MARKWEST ENERGY PARTNERS L P
filed 2007-07-02
CIK 1166036

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

As of June 22, 2007, the number of the registrant’s Common Units and Subordinated Units were 35,299,909 and 1,200,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) to MarkWest Energy Partners, L.P.’s (the “Partnership,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on March 6, 2007 (Commission File No. 001-31239), as amended by Amendment No. 1 to our annual report on Form 10-K/A, which we filed on March 21, 2007, is being filed in response to comments we received on June 19, 2007 from the staff of the Securities and Exchange Commission (“SEC”).

This Amendment amends and replaces in its entirety the Partnership’s disclosure in Part IV, Item 15, separate financial statements of Starfish Pipeline Company, LLC, pursuant to Regulation S-X, Rule 3-09 (Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent-or-Less-Owned Persons).  This Amendment is limited to a modification of the financial statement headers and related disclosures to provide a clear indication of the audited status for each period presented.

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

Report of Independent Auditors

To the Board of Directors and Members of
Starfish Pipeline Company, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of members’ capital and of cash flows present fairly, in all material respects, the financial position of Starfish Pipeline Company, LLC and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, the Company has significant transactions and relationships with affiliated entities.

PricewaterhouseCoopers LLP

Houston, Texas
March 6, 2007

Starfish Pipeline Company, LLC

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands of dollars)	2006	2005

Assets
Current assets
Cash and cash equivalents	$2,846	$1,574
Transportation receivables, net of allowance (Note 2)	7,416	6,469
Accrued other receivables (Note 4)	1,347	64
Other receivables from related parties	251	1,486
Gas imbalance and gas imbalance net under recoveries (Note 2)	1,511	4,228
Other assets	363	515
Total current assets	13,734	14,336
Pipelines, plant and equipment, net (Note 5)	133,443	89,736
Total assets	$147,177	$104,072
Liabilities and Members’ Capital
Current liabilities
Accounts payable, trade	$286	$2,887
Other payables to related parties	3,045	421
Gas imbalances (Note 2)	322	6,324
Accrued expenses	2,339	2,193
Current obligation under capital lease	1,073	1,073
Total current liabilities	7,065	12,898
Obligation under capital lease, less current portion	5,388	5,966
Asset retirement obligation (Note 7)	5,936	5,593
Regulatory liability (Note 7)	9,349	9,180
Total liabilities	27,738	33,637
Members’ capital	119,439	70,435
Total liabilities and members’ capital	$147,177	$104,072

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC

Consolidated Statements of Income

Years Ended December 31, 2006 and 2005

(in thousands of dollars)	2006	2005

Operating revenues
Transportation	$28,736	$16,739
Dehydration and other	3,342	2,604
Total revenues	32,078	19,343
Operating expenses
Operating and maintenance	12,578	11,200
Administrative and general	1,922	1,821
Depreciation and amortization	7,786	6,371
Accretion and regulatory expense	602	679
Total operating expenses, net	22,888	20,071
Net operating income (loss)	9,190	(728)
Other income (expense)
Interest expense	(504)	(536)
Interest income	269	42
Other income	546	354
Total other income (expenses)	311	(140)
Net income (loss)	$9,501	$(868)

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC

Consolidated Statements of Members’ Capital

Years Ended December 31, 2006 and 2005

(in thousands of dollars)	Enterprise/
	MarkWest	Enbridge
	(Note 1)	(Note 1)	Total

Balances at December 31, 2004	$36,819	$36,819	$73,638

Contributions	1,486	1,486	2,972
Distributions	(2,653)	(2,654)	(5,307)
Net income	(434)	(434)	(868)
Balances at December 31, 2005	35,218	35,217	70,435
Contributions	19,751	19,752	39,503
Distributions	—	—	—
Net income	4,751	4,750	9,501
Balances at December 31, 2006	$59,720	$59,719	$119,439

The accompanying notes are an integral part of these consolidated financial statements.

Starfish Pipeline Company, LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2006 and 2005

(in thousands of dollars)	2006	2005

Cash flows from operating activities
Net income (loss)	$9,501	$(868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,786	6,371
Accretion and regulatory expense	602	679
Provision for bad debts	(1,422)	1,422
Changes in working capital
Transportation receivables	473	(3,520)
Other receivables from related parties	1,235	2
Gas imbalance net under recoveries	2,717	(3,403)
Accrued other receivable and other assets	(1,440)	(8)
Accounts payable and accrued liabilities	(2,454)	3,611
Gas imbalances	(6,002)	3,899
Other payables to related parties	2,623	(222)
Net cash provided by operating activities	13,619	7,963
Cash flows from investing activities
Capital expenditures	(28,525)	(2,934)
Acquisition of assets	(22,747)	—
Proceeds from disposition of assets	—	—
Net cash used in investing activities	(51,272)	(2,934)

Cash flows from financing activities
Contribution from members	39,503	1,486
Distribution to members	—	(5,307)
Capital lease payments	(578)	(538)
Net cash used in financing activities	38,925	(4,359)
Increase in cash and cash equivalents	1,272	670
Cash and cash equivalents
Beginning of year	1,574	904
End of year	$2,846	$1,574

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gas Imbalances and Gas Imbalance Over (Under) Recoveries

In the course of providing transportation services to customers, Stingray may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers.  These transactions result in imbalances (gains and losses), which are settled in-kind each month through a fuel gas and unaccounted-for gas tracking mechanism, negotiated cash-outs between parties, or are subject to a cash-out procedure included in Stingray’s tariff.  Gas imbalances represent natural gas volumes owed to or due from Stingray’s customers.  Gas imbalances and gas imbalance over (under) recoveries are valued at an average monthly index price, which was $6.6100 per Dth for the month of December 2006 and $12.5475 per Dth for the month of December 2005.

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

MarkWest Energy Partners, L.P.
(Registrant)

By: MarkWest Energy GP, L.L.C.,
Its General Partner

Date: June 27, 2007	By:	/S/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Energy GP, L.L.C., the General Partner of MarkWest Energy Partners, L.P., the Registrant, and on the dates indicated.

Date: June 27, 2007	By:	/S/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 27, 2007	By:	/S/ NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 27, 2007	By:	/S/ JOHN M. FOX
John M. Fox
Chairman of the Board and Director

Date: June 27, 2007	By:	/S/ KEITH E. BAILEY
Keith E. Bailey
Director

Date: June 27, 2007	By:	/S/ CHARLES K. DEMPSTER
Charles K. Dempster
Director

Date: June 27, 2007	By:	/S/ DONALD C. HEPPERMANN
Donald C. Heppermann
Director

Date: June 27, 2007	By:	/S/ WILLIAM A. KELLSTROM
William A. Kellstrom
Director

Date: June 27, 2007	By:	/S/ WILLIAM P. NICOLETTI
William P. Nicoletti
Director