Form 10-Q
period 2007-06-30
MARKWEST ENERGY PARTNERS L P
filed 2007-08-09
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of the registrant’s Common and Subordinated Units outstanding at July 30, 2007, were 35,299,909 and 1,200,000 respectively.

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

Glossary of Terms

Bbl/d	barrels of oil per day
Btu	one British thermal unit, an energy measurement
Gal/d	gallons per day
Net Operating Margin (non-GAAP measure)	revenue less purchased product costs
MMBtu	million British thermal units, an energy measurement
MMBtu/d	one million British thermal units per day
Mcf/d	one thousand cubic feet of natural gas per day
MMcf/d	one million cubic feet of natural gas per day
N/A	not applicable
NGL	natural gas liquids, such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

MARKWEST ENERGY PARTNERS, L.P.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$32,406	$34,402
Receivables, net of allowances of $142 and $118, respectively	114,539	86,126
Receivables from affiliate	3,981	4,654
Inventories	2,853	3,593
Fair value of derivative instruments	1,514	4,211
Other assets	6,574	3,047
Total current assets	161,867	136,033
Property, plant and equipment	825,551	655,749
Less: Accumulated depreciation	(121,689)	(104,863)
Total property, plant and equipment, net	703,862	550,886
Other assets:
Investment in Starfish	61,474	64,240
Intangibles and other assets, net of accumulated amortization of $37,416 and $29,080 respectively	335,058	344,066
Deferred financing costs, net of accumulated amortization of $4,195 and $5,326, respectively	14,483	15,753
Fair value of derivative instruments	656	2,759
Other long-term assets	1,043	1,043
Total other assets	412,714	427,861
Total assets	$1,278,443	$1,114,780
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$91,497	$86,479
Payables to affiliate	2,899	1,950
Accrued liabilities	71,049	43,255
Fair value of derivative instruments	5,291	91
Total current liabilities	170,736	131,775
Long-term debt, net of current portion and original issue discount of $2,970 and $3,135, respectively	529,030	526,865
Deferred taxes	769	769
Fair value of derivative instruments	9,084	1,362
Other long-term liabilities	2,006	1,360
Commitments and contingencies (Note 14)
Capital:
General partner	11,669	9,631
Limited partners:
Common unitholders (35,300 and 31,166 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	555,408	442,447
Subordinated unitholders (1,200 units issued and outstanding at June 30, 2007 and December 31, 2006)	(259)	571
Total capital	566,818	452,649
Total liabilities and capital	$1,278,443	$1,114,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Unaffiliated parties	$124,772	$124,162	$227,243	$263,189
Affiliates	19,254	17,879	38,329	35,594
Derivative loss	(7,363)	(6,901)	(14,292)	(6,661)
Total revenue	136,663	135,140	251,280	292,122
Operating expenses:
Purchased product costs	74,213	76,244	138,218	177,205
Facility expenses	20,303	15,160	33,259	29,229
Selling, general and administrative expenses	12,475	8,988	26,317	17,326
Depreciation	9,127	7,384	16,913	14,557
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51
Total operating expenses	120,314	111,829	223,098	246,411
Income from operations	16,349	23,311	28,182	45,711
Other income (expense):
Earnings from unconsolidated affiliates	1,656	1,228	3,423	2,173
Interest income	479	259	2,399	479
Interest expense	(8,991)	(10,714)	(18,346)	(21,690)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(661)	(826)	(1,322)	(1,634)
Miscellaneous (expense) income	(451)	1,515	(1,180)	3,607
Income before Texas margin tax	8,381	14,773	13,156	28,646
Texas margin tax expense	(106)	(679)	(125)	(679)
Net income	$8,275	$14,094	$13,031	$27,967
Interest in net income:
General partner	$1,943	$818	$2,042	$1,646
Limited partners	$6,332	$13,276	$10,989	$26,321
Net income per limited partner unit: (see Note 11)
Basic	$0.18	$0.52	$0.32	$1.02
Diluted	$0.17	$0.51	$0.32	$1.02
Weighted-average units outstanding (June 30, 2006, numbers adjusted to reflect February 28, 2007, unit split, see Note 2):
Basic	36,095	25,758	34,254	25,752
Diluted	36,216	25,876	34,412	25,860
Distributions declared per common unit	$0.51	$0.44	$1.01	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
Condensed Consolidated Statement of Changes in Partners’ Capital
(unaudited, in thousands)

	PARTNERS’ CAPITAL
	Limited Partners
	Common		Subordinated		General
	Units	Amount	Units	Amount	Partner	Total
Balance at December 31, 2006	31,166	$442,447	1,200	$571	$9,631	$452,649
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	41	1,262	—	—	39	1,301
Issuance of units in private offering, net of offering costs	4,093	134,951			2,754	137,705
Common unit registration costs	—	(253)	—	—	(5)	(258)
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	8,465	8,465
Distributions to partners	—	(33,606)	—	(1,212)	(11,257)	(46,075)
Net income	—	10,607	—	382	2,042	13,031
Balance at June 30, 2007	35,300	$555,408	1,200	$(259)	$11,669	$566,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,031	$27,967
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	16,913	14,557
Amortization of intangible assets	8,336	8,043
Amortization of deferred financing costs and original issue discount	1,322	1,634
Accretion of asset retirement obligation	55	51
Restricted unit compensation expense	1,179	571
Participation Plan compensation expense	8,465	2,575
Equity in earnings from unconsolidated affiliates	(3,423)	(2,173)
Distributions from equity investment	6,189	—
Unrealized losses on derivative instruments	17,722	6,723
Loss (gain) on sale of property, plant and equipment	10	(296)
Deferred income taxes	—	679
Other	(202)	—
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(28,413)	33,559
Receivables from affiliates	673	3,866
Inventories	258	(8,533)
Other assets	(3,527)	(3,239)
Accounts payable and accrued liabilities	4,023	(9,783)
Payables to affiliates	949	2,679
Net cash flows provided by operating activities	43,560	78,880
Cash flows from investing activities:
Acquisition costs	(46)	(6,582)
Investment in Starfish	—	(15,872)
Capital expenditures	(138,922)	(24,780)
Proceeds from sale of property, plant and equipment	26	375
Net cash flows used in investing activities	(138,942)	(46,859)
Cash flows from financing activities:
Proceeds from long-term debt	189,500	53,300
Payments of long-term debt	(187,500)	(63,212)
Payments for debt issuance costs, deferred financing costs and registration costs	(283)	(338)
Proceeds from private placements, net	137,705	5,000
Contributions by MarkWest Energy GP, LLC	39	125
Distributions to unitholders	(46,075)	(25,908)
Net cash flows provided by (used in) financing activities	93,386	(31,033)
Net (decrease) increase in cash	$(1,996)	$988
Cash and cash equivalents at beginning of year	34,402	20,105
Cash and cash equivalents at end of period	$32,406	$21,093
Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$19,131	$19,698
Supplemental schedule of non-cash investing and financing activities:
Change in accrual of construction projects in progress	(28,404)	554
Property, plant and equipment asset retirement obligation	144	64
Accrued financing costs	—	1,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.                 Organization

MarkWest Energy Partners, L.P. (the “Partnership”) was formed on January 25, 2002, as a Delaware limited partnership. The Partnership and its wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., were formed to acquire, own and operate most of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.’s midstream business. The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil. The Partnership has established a significant presence in the Southwest through strategic acquisitions and strong organic growth opportunities stemming from those acquisitions. The Partnership is also one of the largest processors of natural gas in the Appalachian Basin, one of the country’s oldest natural gas producing regions. Finally, the Partnership processes natural gas and owns a crude oil transportation pipeline in Michigan.

2.                 Basis of Presentation

The Partnership’s unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership’s December 31, 2006, Annual Report on Form 10-K. Finally, consider that results for the three and six months ended June 30, 2007, are not necessarily indicative of results for the full year 2007, or any other future period.

On February 28, 2007, the Partnership completed a two-for-one split of the Partnership’s common units, whereby holders of record at the close of business on February 22, 2007, received one additional common unit for each common unit owned on that date. The unit split resulted in the issuance of 15,603,257 common units and 600,000 subordinated units. All references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give effect to the unit split.

The Partnership adopted the Financial Accounting Standards Board (“FASB”) Interpretation Number 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 109, Accounting for Income Taxes (“SFAS 109”). Specifically, the pronouncement prescribes a “more likely than not” recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material effect on the Partnership’s financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.                 Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Partnership is currently evaluating the impact of adopting this Statement.

In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157, Fair Value Measurements. The Partnership is currently evaluating the impact of adopting this Statement.

4.                 Equity Investments

The Partnership applies the equity method of accounting for its 50% non-operating interest in Starfish Pipeline Company, L.L.C. (“Starfish”).  Upon the acquisition of Starfish, there were differences between the purchase price allocated to the investments and the underlying equity of the subsidiaries attributable to the Partnership’s interest. The Partnership is amortizing these differences based upon the hypothetical purchase price allocation to the assets and liabilities of the subsidiaries as if the Partnership was consolidating Starfish. The difference between the carrying amount of the Partnership’s equity method investment and the underlying equity attributable to the Partnership’s interest is being amortized over seventeen years. Summarized financial information for Starfish is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$8,558	$7,483	$17,070	$12,579
Operating income	3,500	1,678	7,553	3,104
Net income	3,455	2,599	7,130	4,632

5.                 Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	June 30, 2007	December 31, 2006
Gas gathering facilities	$453,606	$289,586
Gas processing plants	218,031	217,080
Fractionation and storage facilities	23,609	23,470
Natural gas pipelines	42,343	42,361
Crude oil pipelines	19,113	19,113
NGL transportation facilities	5,326	5,326
Land, building and other equipment	17,371	16,871
Construction in progress	46,152	41,942
	825,551	655,749
Less: accumulated depreciation	(121,689)	(104,863)
Total property, plant and equipment	$703,862	$550,886

The Partnership capitalizes interest on major projects during construction. For the three and six months ended June 30, 2007, the Partnership capitalized interest, including deferred finance costs, of $1.1 million and $2.3 million, respectively. For the three and six months ended June 30, 2006, the Partnership capitalized interest, including deferred finance costs, of less than $0.1 million and $0.2 million, respectively.

6.                 Long-Term Debt

Debt is summarized below (in thousands):

	June 30, 2007	December 31, 2006
Credit facility
8.75% interest, due December 2010	$32,000	$30,000
Senior Notes
6.875% interest, due November 2014	225,000	225,000
8.50% interest, net of original issue discount of $2,970 and $3,135, respectively, due July 2016	272,030	271,865
Total long-term debt	$529,030	$526,865

Credit Facility

The Partnership’s wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., has a $250 million dollar revolving credit facility (the “Credit Facility”). The Credit Facility is guaranteed by the Partnership and substantially all of the Partnership’s subsidiaries and is collateralized by substantially all of the Partnership’s assets and those of its subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary as defined in the fifth amendment to the Credit Facility. For the six months ended June 30, 2007, the weighted-average interest rate on the Credit Facility was 7.58%.

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis. At June 30, 2007, available borrowings under the Credit Facility were $216.4 million.

Senior Notes

At June 30, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding: $225.0 million at a fixed rate of 6.875% due in November 2014 (the “2014 Notes”) and $272.0 million, net of unamortized discount of $3.0 million, at a fixed rate of 8.5% due in July 2016 (the “2016 Notes”), together (the “Senior Notes”). The estimated fair value of the Senior Notes was approximately $485.9 million and $499.8 million at June 30, 2007, and December 31, 2006, respectively, based on quoted market prices.

The Partnership has no independent assets or operations other than investment in subsidiaries and issuance of debt. Each of the Partnership’s existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt. These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of its Credit Facility.

The indentures governing the Senior Notes limit the activity of the Partnership and its restricted subsidiaries. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2016 Senior Notes. The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements (January 6, 2007), and as a consequence incurred penalty interest of 0.5% from January 7, 2007, until February 26, 2007, when the exchange offer was completed.

7.                 Derivative Financial Instruments

Commodity Instruments

The Partnership’s primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership’s sales of physical product. While management largely expects realized derivative gains and losses to be offset by increases or decreases in the value of physical sales, the Partnership will experience volatility in reported earnings due to the recording of unrealized gains and losses on derivative positions that will have no offset. The Partnership uses mark-to-market account for its non-trading commodity derivative instruments, accordingly, the volatility in any given period related to unrealized gains or losses can be significant to the overall financial results of the Partnership; however, management ultimately expects those gains and losses to be offset when they become realized. The Partnership does not have any trading derivative financial instruments.

Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, the Partnership uses crude oil derivative instruments to manage NGL price risk. As a result of these transactions, the Partnership has mitigated its expected commodity price risk with agreements expiring at various times through the third quarter of 2010. The margins earned from condensate sales are directly correlated with crude oil prices. The Partnership has a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors the risk management program and expects to continue to adjust its financial positions as conditions warrant.

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

Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Where published market values are not readily available, the Partnership uses a third-party service. Due to the use of mark-to market accounting, the fair value of our commodity derivative instruments is equal to the carrying value. The impact of the Partnership’s commodity derivative instruments on financial position are summarized below (in thousands):

	June 30, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$1,514	$4,211
Noncurrent asset	656	2,759
Current liability	(5,291)	(91)
Noncurrent liability	(9,084)	(1,362)
Risk management deposits:
Current asset	$702	$1,009
Noncurrent asset	717	717

At June 30, 2007, and December 31, 2006, the Partnership recorded premium payments relating to certain put option contracts. The premiums allowed the Partnership to secure specific pricing on those contracts. The payment is recorded as an asset and will be amortized through revenue as the puts expire or are exercised. The current and noncurrent risk management deposits have been recorded as “Other assets” and “Other long-term assets”, respectively, in the accompanying Condensed Consolidated Balance Sheets.

The Partnership accounts for the impact of its commodity derivative instruments as a component of revenue. The Partnership also has a contract allowing it to fix a component of the price of electricity at one of its plant locations. Unrealized gains (losses) from the contract are recognized as a component of facility expenses.  The impact of the Partnership’s commodity derivative instruments on revenues and facility expenses are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Revenue:
Realized gain (loss)	$7	$(476)	$2,834	$63
Unrealized loss	(7,370)	(6,425)	(17,126)	(6,724)
Derivative loss	$(7,363)	$(6,901)	$(14,292)	$(6,661)

	Three months ended June 30,		Six months ended June 30.
	2007	2006	2007	2006
Facility expenses:
Unrealized loss	$(1,029)	$—	$(596)	$—

8.                 Equity Offering

On April 9, 2007, the Partnership completed a private placement of approximately 4.1 million unregistered common units. The units were issued at a purchase price of $32.98 per unit. The sale of units resulted in net proceeds of approximately $137.7 million, after legal, accounting and other transaction expenses. The proceeds include the general partner’s $2.8 million contribution to maintain its 2% general partner interest. The net proceeds from the offering will be used to fund capital expenditure requirements.

9.                 Asset Retirement Obligations

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

A reconciliation of the Partnership’s asset retirement obligation liability is as follows (in thousands):

	Six months ended June 30,
	2007	2006
Beginning asset retirement obligation	$1,268	$1,102
Liabilities incurred	92	73
Revisions in estimated cash flows	144	—
Accretion expense	55	51
Ending asset retirement obligation	$1,559	$1,226

At June 30, 2007 and 2006, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

10.          Incentive Compensation Plans

Total compensation expense for equity-based pay arrangements was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
MarkWest Energy Partners
Restricted units	$220	$113	$1,179	$571
MarkWest Hydrocarbon
General partner interests under Participation Plan	3,800	1,618	8,465	2,600
Subordinated units under Participation Plan	—	(14)	—	(25)
Total compensation cost	$4,020	$1,717	$9,644	$3,146

Compensation expense has been recorded as “Selling, general and administrative expense” in the accompanying Condensed Consolidated Statements of Operations. The expense not yet recognized as of June 30, 2007, related to non-vested restricted units was $2.5 million, with a weighted average remaining vesting period of 1.9 years. The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are affected by changes in fair value.

The general partner has adopted the Long Term Incentive Plan (the “LTIP”) for employees and directors of the general partner, as well as employees of its affiliates who perform services for the Partnership. The LTIP currently permits the grant of awards covering an aggregate of 1,000,000 common units, comprised of 400,000 restricted units and 600,000 unit options. The LTIP is administered by the compensation committee of the general partner’s board of directors.

The following is a summary of restricted unit activity under the Partnership’s LTIP:

	Number of units	Weighted-average grant-date fair value
Unvested at December 31, 2006	125,200	$24.14
Granted	47,216	31.47
Vested	(40,376)	23.52
Forfeited	(12,354)	25.48
Unvested at June 30, 2007	119,686	27.11

	Six months ended June 30,
	2007	2006
Weighted-average grant-date fair value of restricted units granted during the period	$1,486,074	$1,412,933
Total fair value of restricted units vested during the period and total intrinsic value of restricted units settled during the period	1,261,750	450,373

During the six months ended June 30, 2007 and 2006, the Partnership received no proceeds (other than the contributions by the general partner to maintain its 2% ownership interest) for issuing restricted units, and there were no cash settlements. Of the total number of restricted units that vested in the second quarter of 2007 and 2006, the Partnership did not redeem any restricted units for cash. For the six months ended June 30, 2007 and 2006, the Partnership issued 40,376 and 19,286 common units, respectively.

11.          Earnings per Unit

Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner’s interest, by the weighted average number of limited partner common and subordinated units outstanding during the period.

Emerging Issues Task Force Issue Number 03-6, Participating Securities and the Two-Class Method under FASB Statement Number 128 (“EITF 03-6”), addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-6 provides that the general partner’s interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. In any accounting period where the Partnership’s aggregate net income exceeds the aggregate distributions for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint. EITF 03-6 does not impact the Partnership’s aggregate distributions for any period, but it can have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership’s aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by the general partner, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.

The following table shows the computation of basic and diluted earnings per limited partner unit, the net income available to limited partners and the weighted-average units used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per limited partner unit:
Net income	$8,275	$14,094	$13,031	$27,967
Less:
General partner’s incentive distribution paid	(5,639)	(2,125)	(10,335)	(3,631)
Sub-total	2,636	11,969	2,696	24,336
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	26	(26)	53	(53)
Participation plan allocation	3,800	1,604	8,465	2,575
Net income before GP interest	6,462	13,547	11,214	26,858
Less:
General Partner’s 2% interest	(130)	(271)	(225)	(537)
Additional earnings allocated to general partners	—	—	—	—
Net income available to limited partners under EITF 03-6	$6,332	$13,276	$10,989	$26,321
Denominator:
Denominator for basic earnings per limited partner unit-weighted-average number of limited partner units	36,095	25,758	34,254	25,752
Effect of dilutive securities(1):
Weighted-average of restricted units outstanding	121	118	158	108
Denominator for diluted earnings per limited partner unit-weighted-average number of limited partner units	36,216	25,876	34,412	25,860
Net income per limited partner unit:
Basic	$0.18	$0.52	$0.32	$1.02
Diluted	$0.17	$0.51	$0.32	$1.02

(1)          The Partnership has no stock options or other securities that could be excluded from the computation of diluted earnings per share because their effect could be antidilutive.

12.          Related Party Transactions

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

•       Services Agreement.   MarkWest Hydrocarbon provides centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other services. The Partnership reimburses MarkWest Hydrocarbon monthly for the selling, general and administrative expenses. The Partnership reimbursed MarkWest Hydrocarbon approximately $4.5 million, $9.8 million, $4.9 million and $9.2 million for the three and six months ended June 30, 2007 and 2006, respectively. The Partnership also reimburses MarkWest Hydrocarbon for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses. These expenses totaled $5.7 million, $11.1 million, $4.2 million and $8.3 million for the three and six months ended June 30, 2007 and 2006, respectively. The Partnership has no employees.

13.          Distribution to Unitholders

On July 19, 2007, the Partnership declared a cash distribution of $0.53 per common and subordinated unit, totaling $26.2 million, for the quarter ended June 30, 2007. The distribution included $6.9 million to be distributed to the general partner, of which $6.2 million related to the general partner incentive distribution rights. It will be paid on August 14, 2007, to unitholders of record as of August 8, 2007. The ex-dividend date was August 6, 2007.

On April 19, 2007, the Partnership declared a cash distribution of $0.51 per common and subordinated unit, totaling $24.7 million, for the quarter ended March 31, 2007. The distribution included $6.1 million to be distributed to the general partner, of which $5.6 million related to the general partner incentive distribution rights. It was paid on May 15, 2007, to unitholders of record as of May 9, 2007. The ex-dividend date was May 7, 2007.

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

14.          Commitments and Contingencies

Legal

The Partnership is subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business. The Partnership maintains insurance policies in amounts and with coverage and deductibles believed are reasonable and prudent. However, the Partnership cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect the Partnership from all material expenses related to future claims for property loss or business interruption to the Partnership and MarkWest Hydrocarbon (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

In June 2006, the Office of Pipeline Safety (“OPS”) issued a Notice of Probable Violation and Proposed Civil Penalty (“NOPV”) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by the Partnership’s subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest’s leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline was out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

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

15.          Segment Information

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

The tables below present information about operating income for the reported segments for the three and six months ended June 30, 2007 and 2006. The following items below the “Operating Income” line are not allocated to business segments as management does not consider these items allocable to any individual business segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at the Partnership’s corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

Three months ended June 30, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$25,085	$61,107	$17,665	$467	$2,960	$17,488	$124,772
Affiliated parties	—	—	—	19,254	—	—	19,254
Total revenue	25,085	61,107	17,665	19,721	2,960	17,488	144,026
Operating expenses:
Purchased product costs	4,706	44,727	11,803	12,491	486	—	74,213
Facility expenses	4,446	4,975	1,706	3,675	1,488	2,984	19,274
Depreciation	2,170	2,159	1,087	880	1,169	1,648	9,113
Amortization of intangible assets	2,067	150	—	—	—	1,951	4,168
Accretion of asset retirement obligations	13	7	4	4	—	—	28
Operating income (loss) before items not allocated to segments	$11,683	$9,089	$3,065	$2,671	$(183)	$10,905	$37,230
Capital expenditures	$12,410	$65,066	$5,186	$778	$—	$1,401	$84,841
Assets attributable to segments	$338,303	$273,011	$73,033	$48,916	$42,949	$435,168	$1,211,380
Investment in Starfish							61,474
Fair value of derivative instruments(1)							3,589
Leasehold Improvements at corporate headquarters							2,000
Total assets							$1,278,443

(1)             The fair value of derivative instruments includes risk management deposits. For further information, see Note 7 to the condensed consolidated financial statements.

Three months ended June 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$31,591	$47,926	$22,270	$430	$3,288	$18,657	$124,162
Affiliated parties	—	—	—	17,879	—	—	17,879
Total Revenue	31,591	47,926	22,270	18,309	3,288	18,657	142,041
Operating expenses:
Purchased product costs	10,156	37,022	17,815	10,347	904	—	76,244
Facility expenses	4,278	1,466	1,601	3,474	1,414	2,927	15,160
Depreciation	1,907	739	1,040	898	1,180	1,620	7,384
Amortization of intangible assets	2,074	—	—	—	—	1,953	4,027
Accretion of asset retirement obligations	11	7	5	3	—	—	26
Operating income (loss) before items not allocated to segments	$13,165	$8,692	$1,809	$3,587	$(210)	$12,157	$39,200
Segment capital expenditures	$3,952	$2,486	$2,459	$(207)	$52	$2,056	$10,798
Capital expenditures not allocated to segments							822
Capital expenditures							$11,620
Assets attributable to segments	$323,109	$70,927	$56,882	$51,307	$48,152	$428,880	$979,257
Investment in Starfish							57,211
Fair value of derivative instruments							1,131
Leasehold Improvements at corporate headquarters							1,442
Total assets							$1,039,041

Six months ended June 30, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$47,188	$108,029	$33,022	$953	$5,704	$32,347	$227,243
Affiliated parties	—	—	—	38,329	—	—	38,329
Total revenue	47,188	108,029	33,022	39,282	5,704	32,347	265,572
Operating expenses:
Purchased product costs	8,349	81,780	22,215	24,704	1,170	—	138,218
Facility expenses	8,713	8,572	3,205	7,044	3,047	2,082	32,663
Depreciation	4,256	3,133	2,093	1,785	2,333	3,287	16,887
Amortization of intangible assets	4,134	299	—	—	—	3,903	8,336
Accretion of asset retirement obligations	25	14	9	7	—	—	55
Operating income (loss) before items not allocated to segments	$21,711	$14,231	$5,500	$5,742	$(846)	$23,075	$69,413
Capital expenditures	$17,939	$108,723	$9,204	$1,043	$27	$1,986	$138,922

Six months ended June 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$64,079	$110,194	$47,730	$849	$6,485	$33,852	$263,189
Affiliated parties	—	—	—	35,594	—	—	35,594
Total Revenue	64,079	110,194	47,730	36,443	6,485	33,852	298,783
Operating expenses:
Purchased product costs	23,324	92,347	39,238	20,457	1,839	—	177,205
Facility expenses	7,952	3,545	2,952	6,815	2,853	5,112	29,229
Depreciation	3,718	1,451	2,059	1,738	2,354	3,237	14,557
Amortization of intangible assets	4,147	—	—	—	—	3,896	8,043
Accretion of asset retirement obligations	22	13	10	6	—	—	51
Operating income (loss) before items not allocated to segments	$24,916	$12,838	$3,471	$7,427	$(561)	$21,607	$69,698
Segment capital expenditures	$11,648	$4,861	$4,354	$751	$123	$2,221	$23,958
Capital expenditures not allocated to segments							822
Capital expenditures							$24,780

The following is a reconciliation of operating income before items not allocated to segments to net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total segment revenue	$144,026	$142,041	$265,572	$298,783
Derivative loss not allocated to segments	(7,363)	(6,901)	(14,292)	(6,661)
Total revenue	$136,663	$135,140	$251,280	$292,122
Operating income before items not allocated to segments	$37,230	$39,200	$69,413	$69,698
Derivative loss not allocated to segments	(8,392)	(6,901)	(14,888)	(6,661)
Depreciation expense not allocated to segments	(14)	—	(26)	—
Selling, general and administrative expenses not allocated to segments	(12,475)	(8,988)	(26,317)	(17,326)
Income from operations	16,349	23,311	28,182	45,711
Earnings from unconsolidated affiliates	1,656	1,228	3,423	2,173
Interest income	479	259	2,399	479
Interest expense	(8,991)	(10,714)	(18,346)	(21,690)
Amortization of deferred financing costs	(661)	(826)	(1,322)	(1,634)
Miscellaneous (expense) income	(451)	1,515	(1,180)	3,607
Income before Texas margin tax	8,381	14,773	13,156	28,646
Texas margin tax	(106)	(679)	(125)	(679)
Net income	$8,275	$14,094	$13,031	$27,967

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

Overview

We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil. We have a strategic and growing midstream position with assets in the Northeast, Southwest and Gulf Coast regions of the United States. We have established a significant presence in the Southwest through strategic acquisitions and strong organic growth opportunities stemming from those acquisitions. We are also one of the largest processors of natural gas in the Appalachian Basin, one of the country’s oldest natural gas producing regions. We provide crude oil transportation and natural gas processing in Michigan. Since our initial public offering, we have grown rapidly through organic growth projects and the completion of nine acquisitions.

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

The following is reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$136,663	$135,140	$251,280	$292,122
Purchased product costs	74,213	76,244	138,218	177,205
Net operating margin	62,450	58,896	113,062	114,917
Facility expenses	20,303	15,160	33,259	29,229
Selling, general and administrative expenses	12,475	8,988	26,317	17,326
Depreciation	9,127	7,384	16,913	14,557
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51
Income from operations	$16,349	$23,311	$28,182	$45,711

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

As of June 30, 2007, our primary exposure to keep-whole contracts was limited to our Arapaho (Oklahoma) processing plant and our East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 25% (as measured in volumes) of the related gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.

Approximately 13% of the gas processed in East Texas for producers was processed under keep-whole terms. Our keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system. This excess gas helps offset the amount of replacement natural gas purchases required to keep our producers whole on an MMBtu basis, thereby creating a partial natural hedge. The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices. We have an active commodity risk management program in place to reduce the impacts of changing NGL prices.

For the six months ended June 30, 2007, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)
Revenue	20%	26%	35%	19%
Net operating margin	38%	35%	12%	15%

(1)             Includes other types of arrangements tied to NGL prices.

(2)             Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)             Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

Our short natural gas positions under our keep-whole contracts are largely offset by our long positions in our other operating areas. As a result, our net exposure to natural gas is not significant. While the percentages in the table above accurately reflect the percentages by contract type, we manage our business by taking into account the offset described above, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis. When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 60%, 0% and 2%, respectively.

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

Since our initial public offering, we have completed nine acquisitions for an aggregate purchase price of approximately $809.9 million. The following table contains information regarding each of these acquisitions (consideration in millions):

Name	Assets	Location	Consideration	Closing Date
Santa Fe	Gathering system	Oklahoma	$15.0	December 29, 2006
Javelina(1)	Gas processing and fractionation facility	Corpus Christi, Texas	398.8	November 1, 2005
Starfish(2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005
East Texas	Gathering system and gas processing assets	East Texas	240.7	July 30, 2004
Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004
Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003
Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003
Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003
Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)             Consideration includes $35.5 million in cash.

(2)             Represents a 50% non-controlling interest.

Our Relationship with MarkWest Hydrocarbon, Inc.

We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. We expect to continue deriving a portion of our revenue from the services we provide under our contracts with MarkWest Hydrocarbon. For the six months ended June 30, 2007, the Company accounted for 14% of our revenue and 11% of our net operating margin, compared to 12% of our revenue and 13% of our net operating margin for the six months ended June 30, 2006. As of June 30, 2007, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 15% limited partner interest in the Partnership, consisting of 3,738,992 common units, 1,200,000 subordinated units, and a 2% general partner interest.

We have an Omnibus Agreement with MarkWest Hydrocarbon which governs potential competition and indemnification obligations among us and the other parties to the agreement; competition from other NGL processors, including major energy companies. At the time of our initial public offering we entered into additional agreements with MarkWest Hydrocarbon which are discussed in Note 12 to the condensed consolidated financial statements under Item 1 of this report on Form 10-Q.

Results of Operations

We reported net income of $8.3 million for the three months ended June 30, 2007, or $0.17 per diluted limited partner unit, compared to net income of $14.1 million, or $0.51 per diluted limited partner unit, for the corresponding period of 2006. We also reported net income of $13.0 million for the six months ended June 30, 2007, or $0.32 per diluted limited partner unit, compared to net income of $28.0 million, or $1.02 per diluted limited partner unit, for the six months ended June 30, 2006.

Contributing factors to the $5.8 million change in net income for the three months ended June 30, 2007, compared to the same period in 2006 were:

•       a $1.3 million decrease in operating income associated with the Gulf Coast segment. Generally the inlet volumes decreased in 2007 compared to 2006 and was only partially offset by increased pricing for most products. The lower inlet rates were a result of the plant operating without one of its compressors for much of the quarter due to repairs;

•       a $3.5 million increase in selling, general and administrative expenses. $2.3 million of the increase resulted from higher non-cash equity-based compensation expense. An additional $1.8 million resulted from professional fees and consulting services. Finally, we incurred a one-time charge to terminate our old headquarters lease of $0.9 million reported in 2006;

•       losses from derivative instruments increasing $1.5 million. This increase resulted from a $2.0 million increase in non-cash unrealized losses, which is recognized in revenue and facility expense and a $0.5 million increase in realized gains;

•       a $0.9 million decrease in the operating income associated with the Northeast Business Unit (Appalachia and Michigan segments), primarily due to increased trucking expenses of $1.0 million associated with the shutdown of the Appalachia Liquid Pipeline System (“ALPS”) pipeline in late 2006; and

•       a $1.2 million increase in the operating income associated with the Other Southwest segment. This increase was primarily a result of increased volumes at our Appleby facility.

Cash Distributions

Our quarterly cash distribution of $0.53 per limited partner unit for the quarter ended June 30, 2007, was declared on July 19, 2007. This distribution is an increase of $0.02 per unit over the 2007 first quarter distribution and an increase of $0.07 per unit over the comparable period in 2006.

Operating Data

	Three months ended June 30,		%	Six months ended June 30,		%
	2007	2006	Change	2007	2006	Change
East Texas:
Gathering systems throughput (Mcf/d)	407,000	375,000	8.5%	404,000	360,000	12.2%
NGL product sales (gallons)	44,486,000	40,461,000	9.9%	86,274,000	75,897,000	13.7%
Oklahoma:
Foss Lake gathering systems throughput (Mcf/d)	103,700	84,500	22.7%	99,400	86,100	15.4%
Woodford gathering system throughput (Mcf/d)(1)	102,800	N/A	N/A	76,900	N/A	N/A
Grimes gathering system throughput (Mcf/d)(2)	11,200	N/A	N/A	11,900	N/A	N/A
Arapaho NGL product sales (gallons)	22,233,000	19,615,000	13.3%	42,758,000	38,032,000	12.4%
Other Southwest:
Appleby gathering system throughput (Mcf/d)	58,000	33,600	72.6%	53,400	33,600	58.9%
Other gathering systems throughput (Mcf/d)	9,600	21,900	(56.2)%	13,000	20,500	(36.6)%
Lateral throughput volumes (Mcf/d)	68,100	93,600	(27.2)%	59,200	71,500	(17.2)%
Appalachia:
Natural gas processed (Mcf/d)	196,000	197,000	(0.5)%	199,000	201,000	(1.0)%
NGLs fractionated (Gal/d)	442,000	450,000	(1.8)%	455,000	450,000	1.1%
NGL product sales (gallons)	10,639,000	10,468,000	1.6%	22,047,000	20,951,000	5.2%
Michigan:
Natural gas throughput (Mcf/d)	6,100	5,800	5.2%	6,100	5,200	17.3%
NGL product sales (gallons)	1,065,000	1,394,000	(23.6)%	2,190,000	2,843,000	(23.0)%
Crude oil transported (Bbl/d)	14,200	14,900	(4.7)%	14,200	14,600	(2.6)%
Gulf Coast:
Refinery off-gas processed (Mcf/d)	102,000	130,000	(21.5)%	115,000	125,000	(8.0)%
Liquids fractionated (Bbl/d)	24,100	26,900	(10.4)%	24,500	25,900	(5.4)%

(1)             We began construction and operation of the Woodford gathering system in late 2006.

(2)             We acquired the Grimes gathering system in December 2006.

Segment Reporting

Segments.   As described below, we have six segments, based on geographic areas of operations. For further information, see Note 15 to the condensed consolidated financial statements, included in Item 1 of this report on Form 10-Q.

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

Gulf Coast Business Unit

•       Javelina.   We own and operate a natural gas processing facility in Corpus Christi, Texas, which treats and processes off-gas from six local refineries. The facility was constructed to recover up to 28,000 barrels of NGLs per day, including olefins (ethylene and propylene), ethane, propane, mixed butane and pentanes, as well as other products from the refinery off-gas.

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

The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by geographic region, for the six months ended June 30, 2007:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast
Revenue	18%	41%	12%	15%	2%	12%
Net operating margin	31%	21%	8%	11%	4%	25%

The tables below present information about operating income for the reported segments for the three and six months ended June 30, 2007 and 2006.

Three months ended June 30, 2007, compared to three months ended June 30, 2006

East Texas

	Three months ended June 30,
	2007	2006
	(in thousands)
Revenue	$25,085	$31,591
Operating expenses:
Purchased product costs	4,706	10,156
Facility expenses	4,446	4,278
Depreciation	2,170	1,907
Amortization of intangible assets	2,067	2,074
Accretion of asset retirement obligations	13	11
Total operating expenses before selling, general and administrative expenses	13,402	18,426
Operating income before items not allocated to segments	$11,683	$13,165

Revenue.   Revenue decreased $6.5 million, or 21%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was due primarily to a third quarter 2006 contractual change from a purchasing contract to a processing contract at our Carthage facility resulting in decreased revenues of $7.4 million for the three months ended June 30, 2007. This decrease in revenue was partially offset by an increase in our gathering and transporting revenue of $0.9 million driven primarily by a 32 MMcf/d increase in gathered volumes.

Purchased Product Costs.   Purchased product costs decreased $5.5 million, or 54%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was due primarily to a contractual change from a purchasing contract to a processing contract at our Carthage facility in the third quarter of 2006. This led to lower volumes being purchased in the second quarter of 2007 compared to the same quarter in 2006.

Oklahoma

	Three months ended June 30,
	2007	2006
	(in thousands)
Revenue	$61,107	$47,926
Operating expenses:
Purchased product costs	44,727	37,022
Facility expenses	4,975	1,466
Depreciation	2,159	739
Amortization of intangible assets	150	—
Accretion of asset retirement obligations	7	7
Total operating expenses before selling, general and administrative expenses	52,018	39,234
Operating income before items not allocated to segments	$9,089	$8,692

Revenue.   Revenue increased $13.2 million, or 28%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This increase was partially due to volumes from our

Woodford gathering system, which began operation in December 2006 and resulted in $6.9 million of additional revenue during the second quarter of 2007. Additionally, we experienced an increase in NGL revenue of $3.9 million, resulting from a 28,500 Gal/d increase in volumes and an increase in gas sales revenue of $1.4 million, resulting from inlet volumes increasing by 19 MMcf/d and a $1.00 per Mcf increase in sales prices at our Foss lake gathering system in 2007 compared to 2006. We also benefited from $0.4 million in revenue from our Grimes gathering system, which was acquired late in December 2006.

Purchased Product Costs.   Purchased product costs increased $7.7 million, or 21%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This increase is primarily attributable to an increase in gas purchases of $3.6 million and an increase in imbalance cash-outs of $1.2 million. Additionally, we incurred $2.9 million in expenses related to our Woodford gathering system, which began operation in December 2006.

Facility Expenses.   Facility expenses increased $3.5 million during the three months ended June 30, 2007, compared to the corresponding period in 2006.  The increase was primarily due to the addition of the Woodford and Grimes gathering systems. Additionally, we incurred $0.8 million of operational expansion and weather-related repair expenses.

Other Southwest

	Three months ended June 30,
	2007	2006
	(in thousands)
Revenue	$17,665	$22,270
Operating expenses:
Purchased product costs	11,803	17,815
Facility expenses	1,706	1,601
Depreciation	1,087	1,040
Accretion of asset retirement obligations	4	5
Total operating expenses before selling, general and administrative expenses	14,600	20,461
Operating income before items not allocated to segments	$3,065	$1,809

Revenue.   Revenue decreased $4.6 million, or 21%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The decrease is primarily attributed to a third quarter 2006 change in our contract mix at our Appleby facility, from purchasing contracts to gathering contracts, resulting in revenues decreasing by $5.5 million. This decrease was a result of lower volumes available for resale at our Appleby facility, even though our overall inlet volumes increased by over 24, MMcf/d. The decreases in gas sales revenue was partially offset by an increase in our gathering and transporting revenue of $1.0 million at our Appleby facility.

Purchased Product Costs.   Purchased product costs decreased $6.0 million, or 34%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The decrease in costs is primarily a result of lower volumes available for resale due to a change in our contract mix at our Appleby facility. This decrease was partially offset by a $0.87 per Mcf/d increase in prices during 2007 as compared to the same period in 2006.

Appalachia

	Three months ended June 30,
	2007	2006
	(in thousands)
Revenues :
Unaffiliated	$467	$430
Affiliated	19,254	17,879
Total revenue	19,721	18,309
Operating expenses:
Purchased product costs	12,491	10,347
Facility expenses	3,675	3,474
Depreciation	880	898
Accretion of asset retirement obligations	4	3
Total operating expenses before selling, general and administrative expenses	17,050	14,722
Operating income before items not allocated to segments	$2,671	$3,587

Revenue.   Total revenue increased $1.4 million, or 8%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The change was primarily a result of a $0.10 per gallon price increase, which contributed an additional $1.0 million. Volumes from our NGL sales at our Maytown facility were 2,000 Gal/d higher, which contributed an additional $0.2 million. Additionally, higher gas volumes at the Cobb plant, offset slightly by lower liquid volumes at our Kenova and Boldman plants, resulted in an additional increase in revenue in the second quarter of 2007 compared to 2006.

Purchased Product Costs.   Purchased product costs increased $2.1 million, or 21%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The change is primarily a result of a $0.09 per gallon price increase and additional volumes of 2,000 Gal/d at the Maytown facility, which accounted for $1.1 million of the increase. Additionally, trucking expenses associated with the shutdown of the ALPS pipeline in late 2006 increased by $1.0 million.

Michigan

	Three months ended June 30,
	2007	2006
	(in thousands)
Revenue	$2,960	$3,288
Operating expenses:
Purchased product costs	486	904
Facility expenses	1,488	1,414
Depreciation	1,169	1,180
Total operating expenses before selling, general and administrative expenses	3,143	3,498
Operating loss before items not allocated to segments	$(183)	$(210)

Revenue.   Revenue decreased $0.3 million, or 10%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The decrease is due volumes decreasing by 4,000 Gal/d at our West Shore facility.

Purchased Product Costs.   Purchased product costs decreased $0.4 million, or 46%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The change is primarily due to a decrease in crude oil purchases in the second quarter of 2007 versus the comparable period in 2006, resulting from a net gain between gathered and delivered volumes in our crude oil pipeline during those periods.

Gulf Coast

	Three months ended June 30,
	2007	2006
	(in thousands)
Revenue	$17,488	$18,657
Operating expenses:
Facility expenses	2,984	2,927
Depreciation	1,648	1,620
Amortization of intangible assets	1,951	1,953
Total operating expenses before selling, general and administrative expenses	6,583	6,500
Operating income before items not allocated to segments	$10,905	$12,157

Revenue.   Revenue is generated under percent-of-proceeds arrangements and is generally reported net of purchased product costs. We gather and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.

Revenue decreased $1.2 million, or 6%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This was primarily attributable to lower inlet rates of 102 MMcf/d during the second quarter of 2007 compared to inlet rates of 130 MMcf/d during the comparable period in 2006. The lower inlet rates were a result of the plant operating without one of its compressors for much of the quarter due to repairs.  The reduced inlet rates contributed to a decrease in production of all products. Higher pricing for all products except ethylene in 2007 helped offset this decrease in production.

Reconciliation of Segment Operating Income to Consolidated Net Income

The following table provides a reconciliation of segment income to our consolidated net income for the three months ended June 30, 2007 and 2006. The ensuing items listed below the “Operating Income” line are not allocated to business segments as management does not consider these items allocable to any individual segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

	Three months ended June 30,
	2007	2006
	(in thousands)
Total segment operating income	$37,230	$39,200
Derivative losses not allocated to segments	(8,392)	(6,901)
Depreciation not allocated to segments	(14)	—
Selling, general and administrative expenses	(12,475)	(8,988)
Income from operations	16,349	23,311

Earnings from unconsolidated affiliates	1,656	1,228
Interest income	479	259
Interest expense	(8,991)	(10,714)
Amortization of deferred finance costs	(661)	(826)
Miscellaneous (expense) income	(451)	1,515
Income before Texas margin tax	$8,381	$14,773

Texas margin tax	(106)	(679)
Net income	$8,275	$14,094

Derivative (Loss) Gain.   Loss from derivative instruments increased $1.5 million, during the three months ended June 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of our derivative instruments resulted in a $2.0 million non-cash increase in unrealized losses, which were partially offset by an increase in realized gains of $0.5 million from settlements, when comparing 2007 to 2006 results.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $3.5 million, or 39%, during the three months ended June 30, 2007, relative to the comparable period in 2006. $2.3 million of the increase resulted from higher non-cash equity-based compensation expense. Of this amount, $2.2 million is attributable to the Participation Plan, with the balance attributable to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership’s common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. An additional $1.8 million resulted from additional professional fees and consulting services. Finally, we experienced a one-time charge to terminate the old headquarters lease of $0.9 million in the second quarter of 2006.

Earnings from Unconsolidated Affiliates.   Earnings from unconsolidated affiliates are primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C. We account for our 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the three months ended June 30, 2007, our earnings from unconsolidated affiliates increased $0.4 million, or 35%, relative to the comparable period in 2006. The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 as a result of hurricane damage, as well as fewer hurricane-related expenses.

Interest Expense.   Interest expense decreased $1.7 million, or 16%, during the three months ended June 30, 2007, relative to the comparable period in 2006, primarily due to a reduction of interest expense for the capitalization of interest related to construction in progress of $1.1 million.

Miscellaneous (Expense) Income.   Miscellaneous expense increased $2.0 million, or 130%, during the three months ended June 30, 2007, relative to the comparable period in 2006. This increase was primarily due to $2.6 million of income from insurance recoveries in the second quarter of 2006 compared to zero in 2007. The increase was partially offset by a decrease in Starfish insurance premiums of $0.3 million in the second quarter of 2007 compared to the same period in 2006.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

East Texas

	Six months ended June 30,
	2007	2006
	(in thousands)
Revenue	$47,188	$64,079
Operating expenses:
Purchased product costs	8,349	23,324
Facility expenses	8,713	7,952
Depreciation	4,256	3,718
Amortization of intangible assets	4,134	4,147
Accretion of asset retirement obligations	25	22
Total operating expenses before selling, general and administrative expenses	25,477	39,163
Operating income before items not allocated to segments	$21,711	$24,916

Revenue.   Revenue decreased $16.9 million, or 26%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was due primarily to a third quarter 2006 contractual change from a purchasing contract to a processing contract at our Carthage facility, resulting in decreased revenues of $18.7 million in 2007. This decrease in revenue was partially offset by a reversal of a $1.9 million accrued liability associated with a measurement discrepancy in the six months ended June 30, 2006.

Purchased Product Costs.   Purchased product costs decreased $15.0 million, or 64%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was due primarily to the contractual change discussed above. The change led to lower volumes being purchased in the first six months of 2007 compared to the same period in 2006.

Oklahoma

	Six months ended June 30,
	2007	2006
	(in thousands)
Revenue	$108,029	$110,194
Operating expenses:
Purchased product costs	81,780	92,347
Facility expenses	8,572	3,545
Depreciation	3,133	1,451
Amortization of intangible assets	299	—
Accretion of asset retirement obligations	14	13
Total operating expenses before selling, general and administrative expenses	93,798	97,356
Operating income before items not allocated to segments	$14,231	$12,838

Revenue.   Revenue decreased $2.2 million, or 2%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease related primarily to the conversion of several of our purchase contracts to gathering contracts in June 2006. Even though total inlet volumes for our Foss Lake gathering system increased by 13 MMcf/d in 2007 compared to 2006, the percentage of volumes attributed to purchase-based contracts decreased nearly 50%. This drop in purchased volumes was slightly offset by a higher weighted-average sales price in 2007 of $6.38 per Mcf when compared to a weighted-average of  $6.30 per Mcf in 2006.. The decrease in residue sales revenue was counteracted by an increase in volumes from our Woodford gathering system, which began operation in December 2006, and has resulted in $9.3 million of additional revenue in the first six months of 2007. These decreases were partially offset by increases in our fee-based revenue, NGL revenue and slightly higher liquid prices for the six months ended June 30, 2007 compared to 2006.

Purchased Product Costs.   Purchased product costs decreased $10.6 million, or 11%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was attributable to the conversion of several purchase contracts to gathering contracts in the third quarter of 2006, which resulted in purchased volumes decreasing by 10 MMcf/d in 2007.

Facility Expenses.   Facility expenses increased $5.0 million during the six months ended June 30, 2007, compared to the corresponding period in 2006. The increase was primarily due to increased operations and the addition of the Woodford and Grimes gathering systems.

Other Southwest

	Six months ended June 30,
	2007	2006
	(in thousands)
Revenue	$33,022	$47,730
Operating expenses:
Purchased product costs	22,215	39,238
Facility expenses	3,205	2,952
Depreciation	2,093	2,059
Accretion of asset retirement obligations	9	10
Total operating expenses before selling, general and administrative expenses	27,522	44,259
Operating income before items not allocated to segments	$5,500	$3,471

Revenue.   Revenue decreased $14.7 million, or 31%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. The decrease is primarily attributed to a third quarter 2006 change in the contract mix at our Appleby facility, from purchasing contracts to gathering contracts, resulting in decreased revenues of $11.2 million. This decrease was a result of lower volumes available for resale at the Appleby facility, even though our overall inlet volumes increased by over 20 MMcf/d. This decrease in gas sales revenue was partially offset by an increase in our gathering and transporting revenue of $3.6 million at out Appleby facility. The remaining $7.1 million of decrease is attributable to price and volume decreases across our remaining Other Southwest gathering and pipeline facilities.

Purchased Product Costs.   Purchased product costs decreased $17.0 million, or 43%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. The decrease in costs is primarily a result of lower purchased volumes due to a change in our contract mix negated slightly by a decrease in prices in 2007 when compared to 2006.

Appalachia

	Six months ended June 30,
	2007	2006
	(in thousands)
Revenues :
Unaffiliated	$953	$849
Affiliated	38,329	35,594
Total revenue	39,282	36,443
Operating expenses:
Purchased product costs	24,704	20,457
Facility expenses	7,044	6,815
Depreciation	1,785	1,738
Accretion of asset retirement obligations	7	6
Total operating expenses before selling, general and administrative expenses	33,540	29,016
Operating income before items not allocated to segments	$5,742	$7,427

Revenue.   Total revenue increased $2.8 million, or 8%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. The change was related to a 6,000 Gal/d increase in volumes and a $0.04 per gallon price increase at our Maytown facility, resulting in a $1.2 million increase in our revenue. We also experienced an increase in keep-whole gas volumes at the Cobb facility as well as increases in keep-whole gas liquid volumes at the Cobb and Kenova facilities in 2007. Finally, we incurred a $0.3 million increase in revenue associated with purging of the ALPS pipeline resulting from its shutdown in late 2006. These increases were partially offset by lower volumes at our Boldman facility caused by a temporary shutdown for maintenance and repair work.

Purchased Product Costs.   Purchased product costs increased $4.2 million, or 21%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. The rise in costs is primarily a result of volumes increasing by 6,000 Gal/d and prices increasing by $0.39 per gallon at the Maytown facility, which accounted for $1.9 million of the overall increase.  Additionally, trucking expenses associated with the shutdown of the ALPS pipeline added $2.1 million to the increase.

Michigan

	Six months ended June 30,
	2007	2006
	(in thousands)
Revenue	$5,704	$6,485
Operating expenses:
Purchased product costs	1,170	1,839
Facility expenses	3,047	2,853
Depreciation	2,333	2,354
Total operating expenses before selling, general and administrative expenses	6,550	7,046
Operating loss before items not allocated to segments	$(846)	$(561)

Revenue.   Revenue decreased $0.8 million, or 12%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. The change is due to volumes decreasing by 4,000 Gal/d at our West Shore facility.

Purchased Product Costs.   Purchased product costs decreased $0.7 million, or 36%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. The decrease in costs is due to reduced losses on our crude pipeline of $0.3 million and lower volumes and prices at our West Shore facility resulting in decreased purchases of $0.4 million.

Gulf Coast

	Six months ended June 30,
	2007	2006
	(in thousands)
Revenue	$32,347	$33,852
Operating expenses:
Facility expenses	2,082	5,112
Depreciation	3,287	3,237
Amortization of intangible assets	3,903	3,896
Total operating expenses before selling, general and administrative expenses	9,272	12,245
Operating income before items not allocated to segments	$23,075	$21,607

Revenue.   Revenue is generated under percent-of-proceeds arrangements and is generally reported net of purchased product costs. We gather and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.

Revenue decreased $1.5 million, or 4%, during the six months ended June 30, 2007, compared to the corresponding period in 2006.  This was primarily attributable to lower inlet rates of 115 MMcf/d in 2007 compared to inlet rates of 125 MMcf/d during the same period in 2006. The lower inlet rates were a result of two inlet gas compressor outages in each of the first two quarters of 2007 due to repairs.  The reduced inlet rates contributed to a decrease in production of all products. Higher pricing for all products except ethylene in 2007 helped offset this decrease in production. Our ethylene production was reduced due to receipt restrictions by one of our vendors because of problems at their facility.

Facility Expenses.   Facility expenses decreased $3.0 million, or 59%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease is primarily attributable to a utility refund of $3.6 million attributable to a rate case concluded in the first quarter of 2007. Without the refund, facility expenses were $0.6 million higher in 2007, primarily due to increased payroll and property tax expenses.

Reconciliation of Segment Operating Income to Consolidated Net Income

The following table provides a reconciliation of segment income to our consolidated net income for the six months ended June 30, 2007 and 2006. The ensuing items listed below the “Operating Income” line are not allocated to business segments as management does not consider these items allocable to any individual segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

	Six months ended June 30,
	2007	2006
	(in thousands)
Total segment operating income	$69,413	$69,698
Derivative losses not allocated to segments	(14,888)	(6,661)
Depreciation not allocated to segments	(26)	—
Selling, general and administrative expenses	(26,317)	(17,326)
Income from operations	28,182	45,711
Earnings from unconsolidated affiliates	3,423	2,173
Interest income	2,399	479
Interest expense	(18,346)	(21,690)
Amortization of deferred finance costs	(1,322)	(1,634)
Miscellaneous (expense) income	(1,180)	3,607
Income before Texas margin tax	$13,156	$28,646
Texas margin tax	(125)	(679)
Net income	$13,031	$27,967

Derivative (Loss) Gain.   Loss from derivative instruments increased $8.2 million during the six months ended June 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of our derivative instruments resulted in an $11.0 million increase in unrealized losses, which were partially offset by an increase in realized gains of $2.8 million from settlements, when comparing 2007 to 2006 results.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $9.0 million, or 52%, during the six months ended June 30, 2007, relative to the comparable period in 2006. $6.5 million of the increase can be attributed to higher non-cash equity-based compensation expense. Of this amount, $5.9 million is attributable to the Participation Plan, with the balance attributable to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership’s common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. In addition, we incurred increased expense associated with labor and benefits of $1.1 million and increased professional  fees and consulting services of $2.1 million. Finally, we experienced a one-time charge to terminate the old headquarters lease of $0.9 million reported in 2006.

Earnings from Unconsolidated Affiliates.   Earnings from unconsolidated affiliates are primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C. We account for our

50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates. During the six months ended June 30, 2007, our earnings from unconsolidated affiliates increased $1.3 million, or 58%, relative to the comparable period in 2006. The increase was primarily due to systems operating at full capacity in 2007 compared to limited capacities in 2006 resulting from hurricane damage and fewer hurricane related expenses.

Interest Income.   Interest income increased $1.9 million, during the six months ended June 30, 2007, relative to the comparable period in 2006, primarily due to the proceeds received from a rate case concluded in the first quarter of 2007 in our Gulf Coast Business Unit.

Interest Expense.   Interest expense decreased $3.3 million, or 15%, during the six months ended June 30, 2007, relative to the comparable period in 2006, primarily due to a reduction of interest expense for the capitalization of interest related to construction in progress of $2.3 million.

Miscellaneous (Expense) Income.   Miscellaneous expense increased $4.8 million during the six months ended June 30, 2007, relative to the comparable period in 2006. This increase was primarily due to $4.4 million of income from insurance recoveries in 2006 compared to only $0.2 million in 2007, as well as an increase in Starfish insurance premiums of $0.6 million in 2007 compared to 2006.

Liquidity and Capital Resources

Our primary sources of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions) are cash flows generated by our operations and our access to equity and debt markets. The equity and debt markets, public and private (retail and institutional) have been our principal source of capital used to finance a significant amount of our growth, including acquisitions.

We have budgeted approximately $290 million for expenditures in 2007 which includes $6.0 million for maintenance capital. We plan to use from $180 million to $200 million of our expansion capital budget, to fund the construction of the Woodford gathering system. As of June 30, 2007, we have $153 million remaining in our budget, including $4.2 million for maintenance capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition. Maintenance capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

Our wholly owned subsidiary MarkWest Energy Operating Company, L.L.C. has a $250 million dollar revolving credit facility (the “Credit Facility”). The Credit Facility is guaranteed by the Partnership and substantially all of our subsidiaries and is collateralized by substantially all of our assets and those of our subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary as defined in the fifth amendment to the Credit Facility. For the quarter ended June 30, 2007, the weighted-average interest rate on the Credit Facility was 7.58%.

Under the provisions of the Credit Facility, we are subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis. For the quarter ended June 30, 2007, available borrowings under the Credit Facility were $216.4 million.

At June 30, 2007, in conjunction with our wholly owned subsidiary, MarkWest Energy Finance Corporation, we had two series of senior notes outstanding: $225.0 million, at a fixed rate of 6.875% which will mature in November 2014 (the “2014 Notes”) and $272.0 million, net of unamortized discount of $3.0 million at a fixed rate of 8.5% due in July 2016 (the “2016 Notes”), together (the “Senior Notes”).

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

On April 9, 2007, we completed a private placement of 4.1 million common units. The units were issued at a purchase price of $32.98 per unit. The sale of units resulted in net proceeds of $137.7 million, after legal, accounting and other transaction expenses. The proceeds include the general partner’s $2.8 million contribution to maintain its 2% general partner interest. We will use the net proceeds from the offering to fund capital expenditure requirements. The common units were registered on July 11, 2007, subsequent to the period covered by this report.

Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

Cash Flow

The following table summarizes cash inflows (outflows) for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Net cash flows provided by operating activities	$43,560	$78,880
Net cash flows used in investing activities	(138,942)	(46,859)
Net cash flows provided by (used in) financing activities	93,386	(31,033)

Net cash provided by operating activities decreased $35.3 million during the six months ended June 30, 2007, compared to the corresponding period in 2006. The change resulted mainly from working capital adjustments of $44.6 million offset by distributions of $6.2 million received from our equity investment in Starfish and a $5.5 million refund from a rate case concluded in the first quarter of 2007. The adjustments to working capital were primarily a result of variances in timing of accounts receivable collections and payments on accounts payable.

Net cash used in investing activities increased $92.1 million during the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase was due to capital expenditures primarily from the development of our Woodford gathering system, where we invested approximately $90.3 million of expansion capital.

Net cash provided by financing activities increased $124.4 million during the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This increase was primarily due to net proceeds of $137.7 million from our April 2007 private placement of 4.1 million common units, partially offset by an increase in distributions to unitholders of $20.2 million, when comparing 2007 with 2006.

Matters Impacting Future Results

During August and September 2005, Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish Pipeline Company were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. We are continuing to submit insurance claims on an on going basis relating to both business interruption and property damage. As of June 30, 2007, we have recorded a receivable of $12.4 million for insurance recoveries with respect to our property loss and business interruption claims, and we anticipate additional recoveries for expenses and losses incurred as repairs proceed.

The loss to both offshore and onshore assets resulting from Hurricanes Katrina and Rita has led to substantial insurance claims within the oil and gas industry. Along with other industry participants, we have seen our insurance costs increase substantially within this region as a result of these developments. We have mitigated a portion of the cost increase by reducing our coverage and adding a broader self-insurance element to our overall coverage.

Our affiliate MarkWest Energy Appalachia, L.L.C. (“MEA”) operates the ALPS pipeline to transport NGLs from our Maytown gas processing plant to our Siloam fractionator. A segment of the ALPS pipeline, which runs from the Maytown plant to the Ranger Junction, West Virginia, is owned by Equitable Production Company, but is leased and operated by MEA. As part of its ongoing operation of the ALPS pipeline, MEA implemented an in-line inspection program on this leased segment of the ALPS pipeline. Data from its in-line inspection indicated areas of external corrosion and other defects in a four mile section of pipeline, and as a result MEA idled the Maytown to Ranger segment. The in-line inspection data coupled with other information MEA has gathered is being reviewed and MEA is working with Equitable to determine what the most appropriate corrective action may be. Possible corrective action may include refitting the existing pipe or shutting in the ALPS pipeline and building a new pipeline. If we had determined we would shut in the ALPS pipeline as of June 30, 2007, we would have recognized a $6.0 million impairment to write-off the net book value of the leasehold improvements. In the interim, MEA is trucking the NGLs produced from our Maytown plant to our Siloam fractionation facility while MEA is maintaining this segment of the ALPS pipeline in idle status. As a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have a material adverse effect on our results of operations or financial positions.

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

Commodity Price Risk

Our primary risk management objective is to reduce volatility in our cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow us to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in our sales of physical product. While we largely expect our realized derivative gains and losses to be offset by increases or decreases in the value of our physical sales, we will experience volatility in reported earnings due to the recording of unrealized gains and losses on our derivative positions that will have no offset. The volatility in any given period related to unrealized gains or losses can be significant to our overall financial results; however, we ultimately expect those gains and losses to be offset when they become realized.

Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, we have used crude oil derivative instruments to hedge NGL price risk. As a result of these transactions, we have hedged a significant portion of our expected commodity price risk through the third quarter of 2010. The margins we earn from condensate sales are directly correlated with crude oil prices. We have a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors our hedging program and expects to continue to adjust our hedge position as conditions warrant.

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

We changed the disclosure alternative for reporting our commodity derivatives in the second quarter of 2007 from a tabular presentation to a sensitivity analysis.  The change in the presentation format was made to simplify and enhance the information presented.

Considering the effects of derivative instruments and the effects of our commodity price exposures on production, a hypothetical $5 per barrel decrease in the market prices for crude oil could result in an estimated decrease of $3.3 million to operating cash flows for the remainder of 2007. Similarly, a $1 per MMBtu decrease in the market prices for natural gas could result in an estimated increase of $0.5 million to operating cash flows for the remainder of 2007. We consider the stated hypothetical changes in commodity prices to be reasonable given current and historic market performance. The sensitivity analysis presented does not consider the actions management may take to mitigate our exposure to changes, nor does it consider the effects that such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes. The effect of the stated theoretical change represents potential losses in our condensed consolidated financial position and results of operations.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the  Partnership’s management,  including the Chief Executive Officer and Chief Financial Officer, of the  effectiveness of the design and operation of the Partnership’s  “disclosure controls and  procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange  Act”)). Based  on  that evaluation,  the Partnership’s management,  including  the Chief Executive Officer and Chief  Financial Officer, concluded the Partnership’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits  under the Exchange Act is (a)  recorded,  processed, summarized and reported within the time periods specified in Securities and Exchange  Commission rules and forms and (b) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief  Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In May 2007, the Partnership began the phased implementation of an Enterprise Resource Planning (ERP) system. Implementing an ERP system involves significant changes in business processes that management believes will provide meaningful benefits, including more standardized and efficient processes throughout the Partnership. As a result of this implementation, some internal controls over financial reporting have been changed to address the new environment associated with the implementation of this system. While the Partnership believes that this new system will strengthen its internal controls over financial reporting, there are inherent risks in implementing any new system and the Partnership will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of the Company’s internal controls over financial reporting.

Except as described above, there were no other changes in the Partnership’s internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

We are subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to us and MarkWest Hydrocarbon (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

In June 2006, the Office of Pipeline Safety (“OPS”) issued a Notice of Probable Violation and Proposed Civil Penalty (“NOPV”) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by our subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest’s leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline was out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as “other income” if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

With regard to the our Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006 pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and; based on initial evaluation and consultations, it appears at this time that these actions should not have a material adverse impact on our business.

In the ordinary course of business, we are party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Item 1A.                Risk Factors

There have been no significant changes in Risk Factors since the year ended December 31, 2006. A comprehensive discussion of our Risk Factors is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                        Unregistered Sales of Securities and Use of Proceeds

On April 9, 2007, we completed a private placement of 4.1 million unregistered common units. Reference is made to our current report on Form 8-K dated April 11, 2007. The common units were registered on July 11, 2007, subsequent to the period covered by this report.

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

MARKWEST ENERGY PARTNERS, L.P. (Registrant)
	By:	MARKWEST ENERGY GP, L.L.C., Its General Partner
Date: August 8, 2007	/s/ FRANK M. SEMPLE
Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)
/s/ NANCY K. BUESE
Date: August 8, 2007	Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)