Form 10-K/A
period 2006-12-31
MARKWEST ENERGY PARTNERS L P
filed 2007-11-05
CIK 1166036

Use these links to rapidly review the document
Table of Contents
ITEM 8. Financial Statements and Supplementary Data
Starfish Pipeline Company, LLC Index December 31, 2006 and 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

Registrant's telephone number, including area code: 303-925-9200

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of Common Units held by non-affiliates of the registrant on June 30, 2006 was approximately $556,894,000.

        As of March 1, 2007, the number of the registrant's Common Units and Subordinated Units were 31,206,514 and 1,200,000, respectively.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

        We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States of America in the preparation of our 2006 and 2005 consolidated financial statements and, accordingly, this Amendment No. 3 on Form 10-K/A amends the Annual Report on Form 10-K originally filed by MarkWest Energy Partners, LP (the "Partnership") on March 6, 2007 for the year ended December 31, 2006 (the "original report") to restate the Partnership's previously issued consolidated financial statements.

        The Partnership has determined that previously issued financial statements for the years ended December 31, 2006 and 2005 and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in our East Texas segment which were accounted for net as an agent. The Partnership has determined in these arrangements it acted as the principal and therefore the revenue should have been reported gross. The Partnership is filing contemporaneously with this Form 10-K/A for the year ended December 31, 2006, Form 10-Q/A for the quarterly period ended March 31, 2007 and Form 10-Q/A for the quarterly period ended June 30, 2007, which reflect the effects of the restatement in the respective interim periods.

        As discussed in Note 23, Restatement of Consolidated Financial Statements, to the consolidated financial statements in Item 8 of this Form 10-K/A, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation in the Partnership's East Texas segment consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for net as an agent. This guidance requires the Partnership to record revenue gross when it acts as a principal and net when it acts as an agent.

        This Form 10-K/A amends and restates only Part I, Item 1 and Part II, Items 6, 7, 8 and 9A of the original report. The remaining items are not amended. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original report, and the Partnership has not updated the disclosures contained herein to reflect events that occurred subsequently. Accordingly, this Form 10-K/A should be read in conjunction with Partnership filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

MarkWest Energy Partners, L.P.
Form 10-K/A

        Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" included later in this section for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we," "us," "our," "MarkWest Energy" or the "Partnership" are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries.

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

Forward-Looking Statements

        Statements included in this annual report on Form 10-K/A that are not historical facts are forward-looking statements. We use words such as "could," "may," "will," "should," "expect," "plan," "project," "anticipate," "believe," "estimate," "intend" and similar expressions to identify forward-looking statements.

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

        This list is not necessarily complete. Other unknown or unpredictable factors could also have material adverse effects on future results. The Partnership does not update publicly any forward-looking statement with new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict. You should read "Risk Factors" included in Item 1A of this Form 10-K/A for further information.

PART I

ITEM 1.    Business

General

        MarkWest Energy Partners, L.P. is a publicly traded Delaware limited partnership formed by MarkWest Hydrocarbon, Inc. on January 25, 2002, to acquire most of the assets, liabilities and operations of the MarkWest Hydrocarbon Midstream Business. The MarkWest Hydrocarbon Midstream Business included natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. We are a master limited partnership engaged in the gathering, transportation and processing of natural gas; the transportation, fractionation and storage of NGLs; and the gathering and transportation of crude oil. We are the largest processor of natural gas in the Appalachia region. We also have a large natural gas gathering and transmission business in the southwestern United States, built primarily through acquisitions and investments: Pinnacle Natural Gas, the Lubbock transmission pipeline and the Foss Lake gathering system, all in 2003; the Carthage gas processing plant in East Texas in July 2004; a non-controlling, 50% interest in Starfish Pipeline Company, LLC ("Starfish") and the Javelina entities' natural gas processing and fractionation facility and pipeline in Corpus Christi, Texas, both in 2005; the initial construction of the Woodford gathering system in the Arkoma Basin of southeastern Oklahoma, and the acquisition of the Grimes gathering system in western Oklahoma, both in 2006.

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

  Southwest Business Unit

  •
  East Texas.  We own the East Texas System, consisting of natural gas gathering system pipelines, centralized compressor stations, and a natural gas processing facility and NGL pipeline. The East Texas System is located in Panola, Harrison and Rusk Counties and services the Carthage Field, one of Texas' largest onshore natural gas fields. Producing formations in Panola County consist of the Cotton Valley, Pettit and Travis Peak formations, which together form one of the largest natural gas producing regions in the United States. The East Texas segment has one customer, Targa Resources Partners, L.P., which makes up a significant portion of its segment revenues as well as 13% of the Partnership's consolidated revenue in 2006.

  •
  Oklahoma.  We own the Foss Lake gathering system and the Arapaho gas processing plant, located in Roger Mills, Custer and Ellis counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant. We also own a gathering system in the Woodford Shale play in the Arkoma Basin of southeastern Oklahoma, and we own the Grimes gathering system, which is located in Roger Mills and Beckham counties in western Oklahoma. The Oklahoma segment has two customers which account for a significant portion of its segment revenue. Of the two significant customers to the segment, only ONEOK, which accounts for 11% of the segment's consolidated revenue in 2006, was material to the Partnership.

  •
  Other Southwest.  We own a number of natural gas-gathering systems located in Texas, Louisiana, Mississippi and New Mexico, including the Appleby gathering system in the City and County of Nacogdoches, Texas. In addition, we own four lateral pipelines in Texas and New Mexico. The Other Southwest segment does not have any customers which are considered to be significant to their segment.

  Northeast Business Unit

  •
  Appalachia.  We are the largest processor of natural gas in the Appalachian Basin with fully integrated processing, fractionation, storage and marketing operations. Our Appalachian assets include the Kenova, Boldman, Maytown, Cobb and Kermit natural gas-processing plants, an NGL pipeline, an NGL fractionation plant and two caverns for storing propane. The Appalachia segment has one customer which accounts for a significant portion of its segment revenue but does not account for a significant portion of the Partnership's consolidated revenue.

  •
  Michigan.  We own and operate a crude oil pipeline in Michigan, which we refer to as the Michigan Crude Pipeline. The Michigan Crude Pipeline is subject to regulation by the Federal Energy Regulatory Commission ("FERC"). We also own a natural gas-gathering system and the Fisk processing plant in Manistee County, Michigan. The Michigan segment does not have any customers which are considered to be significant to their segment revenue.

  Gulf Coast Business Unit

  •
  Javelina.  We own and operate the Javelina Processing Facility, a natural gas processing facility in Corpus Christi, Texas, which processes off-gas from six local refineries. The facility processes approximately 125 to 130 MMcf/d of inlet gas, but is expected to process up to its capacity of 142 MMcf/d as refinery output continues to grow. The Javelina segment has five customers which account for a significant portion of its segment revenue but do not account for a significant portion of the Partnership's consolidated revenue.

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

        After being separated from natural gas at the processing plant, the mixed NGL stream is typically transported to a centralized facility for fractionation. Fractionation is the process by which NGLs are further separated into individual, more marketable components, primarily ethane, propane, normal butane, isobutane and natural gasoline. Fractionation systems typically exist either as an integral part of a gas processing plant or as a "central fractionator," often located many miles from the primary production and processing facility. A central fractionator may receive mixed streams of NGLs from many processing plants.

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

  •
  Stable cash flows.  We believe our numerous fee-based contracts and our active commodity risk management program provide us with stable cash flows. For the year ended December 31, 2006, we generated approximately 32% of our net operating margin (a non-GAAP financial measure, see Item 1. Business—Our Contracts) from fee-based services. Net operating margin depends on throughput volume, but is typically not affected by short-term changes in commodity prices. In addition, a portion of our fee-based business is generated by our four lateral pipelines in the Southwest, which typically provide fixed transportation fees independent of the volumes transported. We also believe that an active commodity risk management program is a significant component of providing stable cash flows as our commodity exposure grows with our expanding operations.

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

  •
  Experienced management with operational, technical and acquisition expertise.  Each member of our executive management team has substantial experience in the energy industry. Our facility managers have extensive experience operating our facilities. Our operational and technical expertise has enabled us to upgrade our existing facilities, as well as to design and build new ones, specifically the Carthage gas processing plant. Since our initial public offering in May 2002, our management team has utilized a disciplined approach to analyze and evaluate numerous acquisition opportunities, and has completed nine acquisitions. We intend to continue to use our management's experience and disciplined approach in evaluating and acquiring assets to grow through accretive acquisitions—those acquisitions expected to increase our throughput volumes and cash flow distributable to our unitholders.

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

        The Partnership engages in risk management activities in order to reduce the effect of commodity price volatility related to future sales of natural gas, ethane, propane and crude oil. It may utilize a combination of fixed-price forward contracts, fixed-for-floating price swaps, options available in the over-the-counter market, and futures contracts traded on the New York Mercantile Exchange. The Partnership monitors these activities through enforcement of our risk management policy (see Item 7A Quantitative and Qualitative Disclosures About Market Risk, "Commodity Price Risk").

        To better understand our business and the results of operations discussed in Item 6, "Selected Financial Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," the following three factors are important to consider:

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

        The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues	$629,911	$541,090	$319,119
Purchased product costs	376,237	408,884	229,339

Net operating margin	253,674	132,206	89,780

Facility expenses	60,112	47,972	29,911
Selling, general and administrative	44,185	21,573	16,133
Depreciation	29,993	19,534	15,556
Amortization of intangible	16,047	9,656	3,640
Accretion of asset retirement obligation	102	159	13
Impairments	—	—	130

Income from operations	$103,235	$33,312	$24,397

        For the year ended December 31, 2006, we calculated the following approximate percentages of our revenues and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of- Index(2)	Keep-Whole(3)	Total
Revenues	13%	31%	39%	17%	100%
Net operating margin	32%	38%	13%	17%	100%

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

Acquisitions

        Since our initial public offering, we have completed nine acquisitions for an aggregate purchase price of approximately $810 million, net of working capital. The following table sets forth information regarding each of these acquisitions:

Name	Assets	Location	Consideration	Closing Date
Santa Fe	Grimes gathering system	Oklahoma	$15.0	December 29, 2006
Javelina(1)	Gas processing and fractionation facility	Corpus Christi, TX	398.8	November 1, 2005
Starfish(2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005
East Texas	Gathering system and gas procession assets	East Texas	240.7	July 30, 2004
Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004
Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003
Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003
Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003
Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)
Consideration includes $35.5 million in cash.

(2)
Represents a 50% non-controlling interest.

  Our Relationship with MarkWest Hydrocarbon, Inc.

        We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. We expect to continue deriving a portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon; however, the percentage of our revenues and net operating margins will likely continue to decline as our other businesses grow. For the years ended December 31, 2006 and 2005, it accounted for 13% of our revenues. As of December 31, 2006, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 17% interest in the Partnership, consisting of 1,200,000 subordinated units, 3,738,992 common units and a 2% general partner interest.

        Neither we nor our General Partner have any employees. However, under a Services Agreement entered into between our General Partner and MarkWest Hydrocarbon, Inc., MarkWest Hydrocarbon acts in a management capacity rendering day-to-day operational, business and asset management, accounting, information services, personnel and related administrative services to the Partnership. In return, the Partnership reimburses MarkWest Hydrocarbon for all documented expenses incurred on behalf of the Partnership and which are expressly designated as reasonably necessary for the performance of the prescribed duties and specified functions. General corporate expenses and costs that are not specifically linked to either MarkWest Hydrocarbon or us are allocated in accordance with an approved allocation methodology which is designed to ensure that neither entity bears a disproportionate or unfair burden of the other company's costs and expenses, and is reflective of respective income statements. Additionally, at the time of our IPO we entered into the following agreements with MarkWest Hydrocarbon:

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

        For a more detailed description of these agreements, see "Part III, Item 13—Certain Relationships and Related Transactions."

Segment Reporting

        Segments.    As described below, we have six segments, based on geographic areas of operations. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 of this Form 10-K/A, and "Financial Statements and Supplementary Data," included in Item 8 of this report on Form 10-K/A.

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

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see Item 1. Business—Our Contracts) generated by our assets, by geographic region, for the year ended December 31, 2006:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue	28%	33%	14%	12%	2%	11%	100%
Net operating margin	33%	15%	7%	13%	4%	28%	100%

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

  •
  rate structures;

  •
  rates of return on equity;

  •
  recovery of costs;

  •
  the services that our regulated assets are permitted to perform;

  •
  the acquisition, construction and disposition of assets; and

  •
  to an extent, the level of competition in that regulated industry.

        Under the Natural Gas Act, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters. Natural gas companies may not charge rates that have been determined not to be just and reasonable by FERC. In addition, FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. The rates and terms and conditions for our service will be found in FERC-approved tariffs. Pursuant to FERC's jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. We cannot assure you that FERC will continue to pursue its approach of procompetitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, and transportation facilities. Any successful complaint or protest against our rates, or loss of market-based rate authority by FERC could have an adverse impact on our revenues associated with providing interstate gas transportation services.

        Should our FERC regulated pipeline operations fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1,000,000 per day for each violation.

        Gathering and Intrastate Pipeline Regulation.    Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from the jurisdiction of FERC. We own a number of facilities that we believe meet the traditional tests FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction. In the states in which we operate, regulation of gathering facilities and intrastate pipeline facilities generally includes various safety, environmental and, in some circumstances, open access, nondiscriminatory take requirement and complaint-based rate regulation. For example, some of our natural gas gathering facilities are subject to state ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase gas without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas.

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

        Crude Common Carrier Pipeline Operations.    Our Michigan Crude Pipeline is a crude oil pipeline that is a common carrier and subject to regulation by the FERC under the October 1, 1977 version of the Interstate Commerce Act ("ICA") and the Energy Policy Act of 1992 ("EPAct 1992"). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on the interstate common carrier liquids pipelines and generally require the rates and practices of interstate liquids pipelines to be just and reasonable and nondiscriminatory. The ICA also requires tariffs to be maintained on file with the FERC that set forth the rates it charges for providing transportation services on its interstate common carrier liquids pipelines as well as the rules and regulations governing these services. EPAct 1992 and its implementing regulations allow interstate common carrier oil pipelines to annually index their rates up to a prescribed ceiling level. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

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

  Hazardous Substance and Waste.

        To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control environmental pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the "Superfund" law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to a release of "hazardous substance" into the environment. These persons include the owner or operator of a site where a release occurred, both current and past, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, liability is imposed upon persons under a strict liability theory, that is without regard to intent or fault, and these persons may be subject to joint and several liability for the costs of removing or remediating hazardous substances that have been released into the environment, for restoration and damages to natural resources, and for the costs of certain health studies. Additionally, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. While we generate materials in the course of our operations that are regulated as hazardous substances, we have not received any notification that we may be potentially responsible for cleanup costs under CERCLA. We also may incur liability under the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes, which impose requirements relating to the handling and disposal of hazardous wastes and nonhazardous solid wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as "hazardous wastes," resulting in the wastes being subject to more rigorous and costly disposal requirements.

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

  Ongoing Remediation and Indemnification from a Third Party.

        The previous owner/operator of our Boldman and Cobb facilities has been, or is currently involved in, investigatory or remedial activities with respect to the real property underlying these facilities. These arise out of a September 1994 "Administrative Order by Consent for Removal Actions" with EPA Regions II, III, IV, and V; and an "Agreed Order" entered into with the Kentucky Natural Resources and Environmental Protection Cabinet in October 1994. The previous owner/operator has accepted sole liability and responsibility for, and indemnifies MarkWest Hydrocarbon against, any environmental liabilities associated with the EPA Administrative Order, the Kentucky Agreed Order or any other environmental condition related to the real property prior to the effective dates of MarkWest Hydrocarbon's lease or purchase of the real property. In addition, the previous owner/operator has agreed to perform all the required response actions at its expense in a manner that minimizes interference with MarkWest Hydrocarbon's use of the properties. On May 24, 2002, MarkWest Hydrocarbon assigned to us the benefit of this indemnity from the previous owner/operator. To date, the previous owner/operator has been performing all actions required under these agreements and, accordingly, we do not believe that the remediation obligation of these properties will have a material adverse impact on our financial condition or results of operations.

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

  Water.

        The Federal Water Pollution Control Act of 1972, as amended, also known as the "Clean Water Act," and analogous state laws impose restrictions and controls on the discharge of pollutants into federal and state waters. Such discharges are prohibited, except in accord with the terms of a permit issued by the EPA or the state. Any unpermitted release of pollutants, including natural gas liquids or condensates, could result in penalties, as well as significant remedial obligations. We believe that we are in substantial compliance with the Clean Water Act.

Pipeline Safety Regulations

        Our pipelines are subject to regulation by the U.S. Department of Transportation ("DOT") under the Pipeline Safety Act of 1992, as amended, and the newly enacted Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, (collectively the "Pipeline Safety Acts"), and the Hazardous Liquid Pipeline Safety Act of 1979 ("HLPSA"), as amended; and the Pipeline Integrity Management ("PIM") in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192, effective February 14, 2004, relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The Pipeline Safety Act of 1992 required the Research and Special Programs Administration of the DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. The DOT's pipeline operator qualification rules require minimum qualification requirements for personnel performing operations and maintenance activities on hazardous liquid pipelines. HLPSA covers crude oil, carbon dioxide, NGL and petroleum products pipelines and requires any entity which owns or operates pipeline facilities to comply with the regulations under HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation. The Pipeline Integrity Management in High Consequence Areas (Gas Transmission Pipelines) amendment to 49 CFR Part 192 (PIM) requires operators of gas transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. The Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 expands the DOT's authority and calls for additional studies and additional regulations to be promulgated in many areas, including integrity management, corrosion control, incident reporting, inspection and enforcement orders. While we believe that our pipeline operations are in substantial compliance with applicable requirements, due to the possibility of new or amended laws and regulations, or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the requirements will not have a material adverse effect on our results of operations or financial position.

        Our affiliate MarkWest Energy Appalachia, L.L.C. ("MEA") operates the Appalachia Liquids Pipeline System ("ALPS") pipeline to transport NGLs from our Maytown gas processing plant to our Siloam fractionator. This pipeline is owned by Equitable Production Company, and is leased and operated by MEA. On November 8, 2004, a leak and an ensuing fire occurred on the line in the area of Ivel, Kentucky, and the line was taken out of service pending investigation and repair. In accordance with an Office of Pipeline Safety ("OPS") Corrective Action Order, MEA successfully conducted a hydrostatic test of the affected portion of the ALPS pipeline in 2005 and OPS authorized a partial return to service of the affected pipeline in October 2005. As part of its ongoing operation of the ALPS pipeline, MEA continued to perform pipeline integrity assessments and implement an in-line inspection program on the ALPS pipeline. Preliminary data from a four mile section of its in-line inspection program identified areas for investigation and corrective action. In November 2006, MEA temporarily idled the line while additional assessment and appropriate investigation was undertaken to address these concerns. In late January 2007, MEA received the completed report from its in-line inspection operator and consultant. This report indicated areas of significant external corrosion or other defects in the four mile section of pipeline in which the in-line inspection was conducted. The assessment of this completed report, coupled with other information MEA has gathered, will continue to be reviewed and MEA will work with Equitable to determine what the most appropriate corrective action may be. In the interim, the pipeline will be maintained in idle status. MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining the pipeline in idle status, and as a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

Employee Safety

        The workplaces associated with the processing and storage facilities and the pipelines we operate are also subject to oversight from the federal Occupational Safety and Health Administration, ("OSHA"), as well as comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard-communication standard requires that we maintain information about hazardous materials used or produced in operations, and that this information be provided to employees, state and local government authorities, and citizens. We believe that we have conducted our operations in substantial compliance with OSHA requirements, including general industry standards, record-keeping requirements and monitoring of occupational exposure to regulated substances.

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

Available Information

        Our principal executive office is located at 1515 Arapahoe Street, Tower 2, Suite 700, Denver, Colorado 80202-2126. Our telephone number is 303-925-9200. Our common units trade on the American Stock Exchange under the symbol "MWE." You can find more information about us at our Internet website, www.markwest.com. Our annual report on Form 10-K/A, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports are available free of charge through our internet website as soon as reasonably practicable after we electronically file or furnish such material with the Securities & Exchange Commission.

 ITEM 1A.    Risk Factors

            In addition to the other information set forth elsewhere in this Form 10-K/A, you should carefully consider the following factors when evaluating MarkWest Energy Partners.

Risks Inherent in Our Business

We may not have sufficient cash after the establishment of cash reserves and payment of our general partner's fees and expenses to enable us to pay distributions at the current level.

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

  •
  the diversion of management's attention from other existing business concerns;

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

        MarkWest Hydrocarbon accounts for a significant portion of our revenues and net operating margin. These revenues and margins are generated by the volumes of natural gas contractually committed to MarkWest Hydrocarbon by certain producers in the Appalachian region, as well as the fees generated from processing, transportation, fractionation and storage services provided to MarkWest Hydrocarbon. We expect to derive a significant portion of our revenues and net operating margin from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future. Any default or nonperformance by MarkWest Hydrocarbon could significantly reduce our revenues and cash flows. Thus, any factor or event adversely affecting MarkWest Hydrocarbon's business, creditworthiness or its ability to perform under its contracts with us, or its other contracts related to our business, could also adversely affect us.

The fees charged to third parties under our gathering, processing, transmission, transportation, fractionation and storage agreements may not escalate sufficiently to cover increases in costs. The agreements may not be renewed or may be suspended in some circumstances.

        Our costs may increase at a rate greater than the fees we charge to third parties. Furthermore, third parties may not renew their contracts with us. Additionally, some third parties' obligations under their agreements with us may be permanently or temporarily reduced due to certain events, some of which are beyond our control, including force majeure events wherein the supply of either natural gas, NGLs or crude oil are curtailed or cut off. Force majeure events include (but are not limited to): revolutions, wars, acts of enemies, embargoes, import or export restrictions, strikes, lockouts, fires, storms, floods, acts of God, explosions, mechanical or physical failures of equipment or our facilities or facilities of third parties. If the escalation of fees is insufficient to cover increased costs, if third parties do not renew or extend their contracts with us or if any third party suspends or terminates its contracts with us, our financial results would suffer.

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

        As a consequence of the increase in competition in the industry, and the volatility of natural gas prices, end-users and utilities are reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternative fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could affect our profitability. For more information regarding our competition, please read "Business—Industry Overview" in Item 1of Part 1 of this report.

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

        The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. We have a policy to enter into derivative transactions related to only a portion of the volume of our expected production or fuel requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion. Please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—and Item 7A. Quantitative and Qualitative Disclosures about Market Risk" as set forth in this report. Our actual future production or fuel requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our hedging policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. For further information about our risk management policies and procedures, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk and Our Risk Management Policy" as set forth in this report.

We have found a material weakness in our internal controls that requires remediation and concluded, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal controls over financial reporting at December 31, 2006, were not effective.

        As we discuss in our Management's Report on Internal Control over Financial Reporting in Part II, Item 9A, "Controls and Procedures," of this Form 10-K/A, we have discovered deficiencies, including a material weakness, in our internal controls over financial reporting as of December 31, 2006. In particular, we identified the presence of, the following material weakness:

        There was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of year-end, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not conducted a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate. A comprehensive review was deemed necessary because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed.

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

        Some of our gas, liquids and crude oil transmission operations are subject to rate and service regulations under FERC or various state regulatory bodies, depending upon jurisdiction. FERC generally regulates the transportation of natural gas and oil in interstate commerce, and FERC's regulatory authority includes: facilities construction, acquisition, extension or abandonment of services or facilities; accounts and records; and depreciation and amortization policies. Intrastate natural gas pipeline operations and transportation on proprietary natural gas or petroleum products pipelines are generally not subject to regulation by FERC, and the Natural Gas Act ("NGA") specifically exempts some gathering systems. Yet such operations may still be subject to regulation by various state agencies. The applicable statutes and regulations generally require that our rates and terms and conditions of service provide no more than a fair return on the aggregate value of the facilities used to render services. We cannot assure unitholders that FERC will not at some point determine that such gathering and transportation services are within its jurisdiction, and regulate such services. FERC rate cases can involve complex and expensive proceedings. For more information regarding regulatory matters that could affect our business, please read "Item 1. Business—Regulatory Matters" as set forth in this report.

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

        Columbia Gas is the previous or current owner of the property on which our Kenova, Boldman, Cobb and Kermit facilities are located and is the previous operator of our Boldman and Cobb facilities. Columbia Gas has been or is currently involved in investigatory or remedial activities with respect to the real property underlying the Boldman and Cobb facilities pursuant to an "Administrative Order by Consent for Removal Actions" entered into by Columbia Gas and the U.S. Environmental Protection Agency and, in the case of the Boldman facility, an "Agreed Order" with the Kentucky Natural Resources and Environmental Protection Cabinet.

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

        Numerous governmental agencies enforce comprehensive and stringent laws and regulations on a wide range of environmental, safety and other regulatory matters. We could be adversely affected by increased costs due to stricter pollution-control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. New environmental laws and regulations might adversely influence our products and activities. Federal, state and local agencies also could impose additional safety requirements, any of which could affect our profitability. In addition, we face the risk of accidental releases or spills associated with our operations. These could result in material costs and liabilities, including those relating to claims for damages to property and persons. Our failure to comply with environmental or safety-related laws and regulations could result in administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and even injunctions that restrict or prohibit our operations. For more information regarding the environmental, safety and other regulatory matters that could affect our business, please read "Item 1. Business—Regulatory Matters," "Item 1. Business—Environmental Matters," and "Item 1. Business—Pipeline Safety Regulations" each as set forth in this report.

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

        Our operations require skilled and experienced laborers with proficiency in multiple tasks. In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused us to conduct certain operations without full staff, which decreases our productivity and increases our costs. This shortage of trained workers is the result of the previous generation's experienced workers reaching the age for retirement, combined with the difficulty of attracting new laborers to the midstream energy industry. Thus, this shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on our labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our profitability.

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

  •
  Neither our Partnership Agreement nor any other agreement requires MarkWest Hydrocarbon to pursue a future business strategy that favors us or utilizes our assets for processing, transportation or fractionation services we provide. MarkWest Hydrocarbon's directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of MarkWest Hydrocarbon.

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

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis.

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

        Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud, gross negligence, or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholders' dissatisfaction with its performance in managing our partnership will most likely result in the termination of the subordination period.

        Unitholders' voting rights are restricted by the Partnership Agreement provision. It states that any units held by a person who owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, the Partnership Agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

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

Our general partner's absolute discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

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

  •
  issuances of common units under our long-term incentive plan; or

  •
  issuances of common units to repay indebtedness, the cost of servicing which is greater than the distribution obligations associated with the units issued in connection with the debt's retirement.

        The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

  •
  our unitholders' proportionate ownership interest in us will decrease;

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

        Under Delaware law, unitholders could be held liable for our obligations as a general partner if a court determined that the right or the exercise of the right by our unitholders as a group to remove or replace our general partner, to approve some amendments to the Partnership Agreement, or to take other action under our Partnership Agreement was considered participation in the "control" of our business.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

Gas Processing Facilities:

        The locations, approximate capacity, and throughput of our gas-processing plants as of and for the year ended December 31, 2006, are as follows:

				Year ended December 31, 2006
Facility	Location	Year of Initial Construction	Design Throughput Capacity	Natural Gas Throughput	Utilization of Design Capacity	NGL Throughput
			(Mcf/d)	(Mcf/d)		(Gal/d)
East Texas:
East Texas processing plant	Panola County, TX	2005	200,000	161,300	81%	NA
Oklahoma:
Arapaho processing plant	Custer County, OK	2000	90,000	87,500	97%	217,000
Appalachia:
Kenova processing plant(1)	Wayne County, WV	1996	160,000	133,000	83%	NA
Boldman processing plant(1)	Pike County, KY	1991	70,000	41,000	59%	NA
Maytown processing plant(1)	Floyd County, KY	2000	55,000	59,000	107%	NA
Cobb processing plant	Kanawha County, WV	2005	25,000	28,000	112%	NA
Kermit processing plant(1)(2)	Mingo County, WV	2001	32,000	NA	NA	NA
Michigan:
Fisk processing plant	Manistee County, MI	1998	35,000	6,500	19%	15,500
Gulf Coast:
Javelina processing plant(3)	Corpus Christi, TX	1989	142,000	124,000	87%	1,098,483

(1)
A portion of the gas processed at Maytown and Boldman plants, and all of the gas processed at Kermit plant, is further processed at Kenova plant to recover additional NGLs.

(2)
The Kermit processing plant is operated by a third party solely to prevent liquids from condensing in the gathering and transmission pipelines upstream of MarkWest Energy Partners' Kenova plant. The Partnership does not receive Kermit gas volume information but does receive all of the liquids produced at the Kermit facility.

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

Natural Gas Pipelines:

        The name, approximate length in miles, geographical location, and throughput of our pipelines as of and for the year ended December 31, 2006, are as follows:

					Year ended December 31, 2006
Facility	Location	Miles	Year of Initial Construction	Design Throughput Capacity	Natural Gas Throughput	Utilization of Design Capacity
				(Mcf/d)	(Mcf/d)
East Texas:
East Texas gathering system	Panola County, TX	311	1990	410,000	378,000	92%
Oklahoma:
Foss Lake gathering system	Roger Mills and Custer County, OK	240	1998	100,000	87,500	88%
Grimes gathering system(4)	Beckham, Roger Mills Counties, OK	25	2005	25,000	NA	NA
Woodford Shale gathering system(5)	Hughes, Pittsburg and Coal Counties, OK	40	2006	45,000	34,000	76%
Other Southwest:
Appleby gathering system	Nacogdoches County, TX	139	1990	50,000	34,200	68%
Other gathering systems(6)	Various		Various	52,570	18,300	35%
Michigan:
90-mile gas gathering pipeline	Manistee, Mason and Oceana Counties, MI	90	1994-1998	35,000	6,500	19%

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

NGL Pipelines:

        The name, approximate length in miles, geographical location, and throughput of our NGL pipelines as of and for the year ended December 31, 2006, are as follows:

					Year ended December 31, 2006
Pipeline	Location	Miles	Year of Initial Construction	Design Throughput Capacity	NGL Throughput	Utilization of Design Capacity
				(Gal/d)	(Gal/d)
Appalachia:
Maytown to Institute(7)	Floyd County, KY to Kanawha County, WV	100	1956	250,000	132,000	53%
Ranger to Kenova(8)	Lincoln County, WV to Wayne County, WV	40	1976	831,000	132,000	16%
Kenova to Siloam	Wayne County, WV to South Shore, KY	40	1957	831,000	389,000	47%
East Texas:
East Texas liquidline	Panola County, Texas	37.5	2005	630,000	442,300	70%

(7)
Represents a leased pipeline, of which the 40 miles extending from Ranger to Institute is currently unused.

(8)
NGLs transported through the Ranger to Kenova pipeline are combined with NGLs recovered at the Kenova facility and the combined NGL stream is transported in the Kenova to Siloam pipeline to Siloam.

  Crude Oil Pipeline:

        The name, approximate length in miles, geographical location, and throughput of MarkWest Energy Partners' crude oil pipeline as of and for the year ended December 31, 2006, is as follows:

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

        We have pledged substantially all of our assets to secure the debt of our subsidiary, MarkWest Energy Operating Company, L.L.C. (the "Operating Company"), as discussed in Note 11 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

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

        In 2005 MarkWest Hydrocarbon, the Partnership, several of its affiliates, and an unrelated co-defendant, were served with three lawsuits, which in 2006 were consolidated into a single action captioned Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, and Civil Action No. 05-CI-00137 (consolidated March 27, 2006 of three cases originally filed February, 2005). These actions involved third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky. The pipeline was owned by an unrelated business entity, Equitable Production Company, and leased and operated by the Partnership's subsidiary, MEA. MEA transports NGLs from the Maytown gas processing plant to MEA's Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to several residential structures and injuries to some of the residents.

        The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with MarkWest's insurance carrier and its co-defendant and its separate insurance carrier, funding the settlements.

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

        In June 2006, a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) was issued by OPS to both MarkWest Hydrocarbon and Equitable Production Company, the owner of the pipeline, asserting six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter is presently set for the last week of March, 2007. One of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty, concerns alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

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

        With regard to the Partnership's Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28TH Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128thJudicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006 pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership.

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

PART II

ITEM 5.    Market for Registrant's Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

        Our common units have been listed on the American Stock Exchange ("AMEX"), under the symbol "MWE," since May 24, 2002. Prior to May 24, 2002, our equity securities were not listed on any exchange, or traded on any public trading market. The following table sets forth the high and low sales prices of the common units as reported by AMEX, as well as the amount of cash distributions paid per quarter for 2006 and 2005.

        On January 25, 2007, the board of directors of the general partner of the Partnership declared a two-for-one unit split, which became effective February 28, 2007. For all periods presented, all references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect for the unit split.

Quarter Ended	High	Low	Distributions Per Common Unit	Distributions Per Subordinated Unit	Record Date	Payment Date
December 31, 2006	$29.95	$23.38	$0.500	$0.500	February 8, 2007	February 14, 2007
September 30, 2006	$24.75	$20.50	$0.485	$0.485	November 3, 2006	November 14, 2006
June 30, 2006	$23.33	$19.75	$0.460	$0.460	August 7, 2006	August 14, 2006
March 31, 2006	$24.00	$21.76	$0.435	$0.435	May 5, 2006	May 15, 2006
December 31, 2005	$25.48	$21.01	$0.410	$0.410	February 8, 2006	February 14, 2006
September 30, 2005	$26.75	$23.59	$0.410	$0.410	November 8, 2005	November 14, 2005
June 30, 2005	$25.77	$23.26	$0.400	$0.400	August 9, 2005	August 15, 2005
March 31, 2005	$26.25	$22.63	$0.400	$0.400	May 10, 2005	May 16, 2005

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

Distributions of Available Cash

        The Partnership distributes 100% of its "Available Cash" within 45 days after the end of each quarter to unitholders of record and to the general partner. "Available Cash" is defined in our Partnership Agreement, and generally consists of all cash and cash equivalents of the Partnership on hand at the end of each quarter, less reserves established by the general partner for future requirements, plus all cash on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. The general partner has the discretion to establish cash reserves that are necessary, or appropriate, to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters.

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

  •
  Thereafter, in the manner described in "Incentive Distribution Rights" below.

Distributions of Available Cash After the Subordination Period

        We will make distributions of available cash for any quarter after the subordination period in the following manner:

  •
  First, 98% to all unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and

  •
  Thereafter, in the manner described in "Incentive Distribution Rights" below.

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

  •
  First, 98% to all unitholders, pro rata, and 2% to our general partner until each unitholder receives a total of $0.275 per unit for that quarter (the "first target distribution");

  •
  Second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.3125 per unit for that quarter (the "second target distribution");

  •
  Third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.375 per unit for that quarter (the "third target distribution"); and

  •
  Thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information, as of December 31, 2006, regarding our common units that may be issued upon conversion of outstanding restricted units granted under our Long-Term Incentive Plan to employees and directors of our general partner and employees of its affiliates who perform services for us. For more information about this plan, which did not require approval by the Partnership's limited partners, you should read Note 13 of the accompanying Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders:
Long-Term Incentive Plan—(restricted units)	125,200	—	128,242
Long-Term Incentive Plan—(unit options)	—	—	600,000

Total	125,200	—	728,242

(1)
Restricted units are granted with no exercise price.

ITEM 6.    Selected Financial Data

        The following table sets forth selected consolidated historical financial and operating data for MarkWest Energy Partners. We have derived the summary selected historical financial data from our consolidated financial statements and related notes. Certain amounts below have been restated to reflect the Partnership's conclusion that certain types of revenue transactions were incorrectly accounted for net as an agent and should have been recorded in a gross presentation in the Partnership's East Texas segment. Refer to Note 23 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K/A for a more detailed explanation of the financial statement restatements. All earnings per share and dividend information have been updated to reflect the February 2007 two-for-one unit split. The selected financial data should be read in conjunction with the combined and consolidated financial statements, including the notes thereto, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

	Year Ended December 31,
	2006(5)	2005(1)(5)	2004(2)(5)	2003(3)	2002
	(in thousands, except per share amounts)
	(As restated)	(As restated)
Statement of Operations:
Revenues	$629,911	$541,090	$319,119	$117,430	$70,246
Operating expenses:
Purchased product costs	376,237	408,884	229,339	70,832	38,906
Facility expenses	60,112	47,972	29,911	20,463	15,101
Selling, general and administrative expenses	44,185	21,573	16,133	8,598	5,411
Depreciation	29,993	19,534	15,556	7,548	4,980
Amortization of intangible assets	16,047	9,656	3,640	—	—
Accretion of asset retirement obligations	102	159	13	—	—
Impairments	—	—	130	1,148	—

Total operating expenses	526,676	507,778	294,722	108,589	64,398

Income from operations	103,235	33,312	24,397	8,841	5,848
Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	(65)	—	—
Interest income	962	367	87	14	5
Interest expense	(40,666)	(22,469)	(9,236)	(3,087)	(1,128)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(9,094)	(6,780)	(5,236)	(984)	(291)
Miscellaneous income (expense)	11,100	78	15	(25)	52

Income before income taxes	70,853	2,355	9,962	4,759	4,486
Income tax benefit (expense)	(769)	—	—	—	17,175

Net income	$70,084	$2,355	$9,962	$4,759	$21,661

Net income per limited partner unit (see Item 8.—Note 12):
Basic	$2.45	$0.01	$0.66	$0.47	$2.43
Diluted	$2.44	$0.01	$0.65	$0.47	$2.41
Cash distributions declared per limited partner unit	$1.79	$1.60	$1.43	$1.16	$0.36
Balance Sheet Data (at December 31):
Working capital	$4,258	$11,944	$10,547	$2,457	$1,762
Property, plant and equipment, net	550,886	492,961	280,635	184,214	79,824
Total assets	1,114,780	1,046,093	529,422	212,871	87,709
Total long-term debt, including debt due to parent	526,865	601,262	225,000	126,200	21,400
Partners' capital	452,649	307,175	241,142	64,944	60,863
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$150,977	$42,090	$42,275	$21,229	$33,502
Investing activities	(119,338)	(469,308)	(273,176)	(112,893)	(2,056)
Financing activities	(17,342)	423,060	246,411	97,641	(28,670)
Other Financial Data:
Sustaining capital expenditures(4)	$2,291	$2,181	$1,163	$1,041	$511
Expansion capital expenditures(4)	75,096	68,569	29,304	1,903	1,634

Total capital expenditures	$77,387	$70,750	$30,467	$2,944	$2,145

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

(5)
See Note 23 to consolidated financial statements included in Item 8 to this Form 10-K/A.

Operating Data

	Year ended December 31,
	2006	2005	2004	2003	2002
East Texas:(1)
Gathering systems throughput (Mcf/d)	378,100	321,000	259,300	NA	NA
NGL product sales (gallons)	161,437,000	126,476,000	41,478,000	NA	NA
Oklahoma:
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

(5)
We acquired the Javelina system (Gulf Coast) on November 1, 2005.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis ("MD&A") contains statements that are forward-looking and should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and accompanying notes included elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors. Management's Discussion and Analysis gives effect to the restatement as discussed in Note 23 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K/A.

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

        A significant part of the Partnership's business strategy includes acquiring additional businesses that will allow it to increase distributions to its unitholders. The Partnership regularly considers and enters into discussions regarding potential acquisitions. These transactions can be effected quickly, may occur at any time and may be significant in size relative to the Partnership's existing assets and operations.

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

Financial Statement Restatement

        Subsequent to the issuance of the Partnership's consolidated financial statements for the year ended December 31, 2006, the general partner of the Partnership and its Audit Committee, determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005, including the quarters therein, should be restated to correct an error in accounting for certain revenue arrangements in the East Texas business segment. Accordingly, the Audit Committee of the Partnership concluded that the consolidated financial statements for such periods should not be relied upon. Although the misstatement for the year ended December 31, 2004 was deemed immaterial, revenue and purchased product costs have both been increased by $17.8 million to correct the error. The restatement involves transactions in which the Partnership has determined it acted as a principal instead of an agent, thereby giving rise to accounting for revenue from such activities on a gross rather than net basis. The Partnership arrived at this decision after an extensive review of its accounting for revenue arrangements consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

Our Relationship with MarkWest Hydrocarbon, Inc.

        We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. We expect to continue deriving a portion of our revenues from the services we provide under our contracts with MarkWest Hydrocarbon for the foreseeable future; however, the percentage of our revenues and net operating margins (a non-GAAP financial measure, see Item 1. Business—Our Contracts) will likely continue to decline as our other businesses grow. For the year ended December 31, 2006 and 2005, it accounted for 12% of our consolidated revenues. As of December 31, 2006, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 17% interest in the Partnership, consisting of 1,200,000 subordinated units, 3,738,992 common units and a 2% general partner interest.

        Neither we nor our General Partner have any employees. However, under a Services Agreement entered into between our General Partner and MarkWest Hydrocarbon, Inc., MarkWest Hydrocarbon acts in a management capacity rendering day-to-day operational, business and asset management, accounting, information services, personnel and related administrative services to the Partnership. In return, the Partnership reimburses MarkWest Hydrocarbon for all documented expenses incurred on behalf of the Partnership and which are expressly designated as reasonably necessary for the performance of the prescribed duties and specified functions. General corporate expenses and costs that are not specifically linked to either MarkWest Hydrocarbon or us, are allocated in accordance with an approved allocation methodology which is designed to ensure that neither entity bears a disproportionate or unfair burden of the other company's costs and expenses, and is reflective of respective income statements.

Results of Operations

Segment Reporting

        Our six geographical segments are: East Texas, Oklahoma, Other Southwest, Gulf Coast, Appalachia and Michigan. We capture information in this MD&A by geographical segment, except that certain items below the "Operating Income" line are not allocated to our business segments because management does not consider them in its evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments because management evaluates each business segment based on operating income before selling, general and administrative expenses. The segment information appearing in Note 20 to the consolidated financial statements, Segment Information, is presented on a basis consistent with the Partnership's internal management reporting, in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

East Texas

	Year ended December 31,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$174,279	$128,267	$46,012	36%
Operating expenses:
Purchased product costs	91,637	81,030	10,607	13%
Facility expenses	15,683	10,463	5,220	50%
Depreciation	7,783	4,836	2,947	61%
Amortization of intangible assets	8,244	8,293	(49)	(.6)%
Accretion of asset retirement obligations	44	33	11	33%

Total operating expenses before selling, general and administrative expenses	123,391	104,655	18,736	18%

Operating income before selling, general and administrative expenses	$50,888	$23,612	$27,276	116%

        Revenues:    Revenues increased $46.0 million, or 36%, during the year ended December 31, 2006, relative to 2005. The increase was due to our Carthage gas processing plant beginning operations on

January 1, 2006; the start-up of the Blocker gathering system on March 1, 2006; and increased condensate volumes over the same period a year ago.

        Purchased Product Costs:    Purchased product costs increased $10.6 million, or 13%, during the year ended December 31, 2006, relative to the comparable period in 2005, primarily due to the start-up of the Carthage gas processing plant.

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

Oklahoma

	Year ended December 31,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$207,510	$214,043	$(6,533)	(3)%
Operating expenses:
Purchased product costs	170,168	193,787	(23,619)	(12)%
Facility expenses	7,883	4,927	2,956	60%
Depreciation	3,007	2,385	622	26%
Accretion of asset retirement obligations	26	63	(37)	(59)%

Total operating expenses before selling, general and administrative expenses	181,084	201,162	(20,078)	(10)%

Operating income before selling, general and administrative expenses	$26,426	$12,881	$13,545	105%

        Revenues:    Revenues decreased $6.5 million, or 3% during the year ended December 31, 2006, relative to the comparable period in 2005. The decrease was due primarily due to lower natural gas prices that were partially offset by a 15% increase in gathering volumes from new well connects in 2006.

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

Other Southwest

	Year ended December 31,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenues	$84,595	$107,712	$(23,117)	(21)%
Operating expenses:
Purchased product costs	67,349	92,602	(25,253)	(27)%
Facility expenses	5,638	4,990	648	13%
Depreciation	4,100	3,383	717	21%
Amortization of intangible assets	—	68	(68)	(100)%
Accretion of asset retirement obligations	20	22	(2)	(9)%

Total operating expenses before selling, general and administrative expenses	77,107	101,065	(23,958)	(24)%

Operating income before selling, general and administrative expenses	$7,488	$6,647	$841	13%

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

Appalachia

	Year ended December 31,
				% Change
	2006	2005	$ Change
	(in thousands)
Revenue
Unaffiliated	$2,027	$1,686	$341	20%
Affiliated	73,636	64,922	8,714	13%

Total revenues	75,663	66,608	9,055	14%

Operating expenses:
Purchased product costs	43,648	38,435	5,213	14%
Facility expenses	13,997	19,360	(5,363)	(28)%
Depreciation	3,573	3,187	386	12%
Accretion of asset retirement obligations	12	41	(29)	(71)%

Total operating expenses before selling, general and administrative expenses	61,230	61,023	207	0%

Operating income before selling, general and administrative expenses	$14,433	$5,585	$8,848	158%

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

        Given the continuing losses and moderately positive cash flows relating to the Michigan assets, management continues to consider alternatives, and we are evaluating potential impairments. Management determined there were no impairments as of December 31, 2006.

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

        Revenues:    Revenues increased $55.1 million, during the year ended December 31, 2006, compared to the two month period in 2005. Revenues in the Gulf Coast business unit are generated under percent-of-proceeds arrangements and are generally reported net of purchased product costs (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"—Revenue Recognition in Critical Accounting Policies and Estimates). The Partnership gathers and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price. The Javelina plant has been able to grow revenue in 2006 despite reduced inlet gas from refineries.

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

        Derivative gain (loss).    Derivative gain (loss) increased $7.5 million during the year ended December 31, 2006, compared to the corresponding period in 2005. This increase was due to the mark-to-market adjustments resulting from our electing not to adopt hedge accounting treatment on our derivative instruments. The mark-to-market adjustments resulted in a $6.9 million increase in unrealized gains, and a $0.6 million decrease in realized losses, when comparing 2006 to 2005 results.

        Selling, General and Administrative Expense:    Selling, general and administrative expenses increased $22.6 million, or 105%, during the year ended December 31, 2006, relative to the comparable period in 2005. The increase is primarily due to higher non-cash, equity-based compensation expense of $12.0 million, primarily due to the Partnership's increased market value; an increase in labor costs of $4.9 million related to increased costs for our existing employees plus the cost of additional personnel necessary to support our growth and strategic objectives; higher insurance expense and taxes of $2.4 million; and a one-time charge to terminate the old headquarters lease of $0.8 million.

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

        Texas Margin Tax:    The State of Texas passed a new tax law that subjects the Partnership to an entity-level tax on the portion of its income that is generated in Texas. We recorded a deferred tax liability of $0.8 million, related to the Partnership's temporary differences that are expected to reverse in future periods.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

East Texas

	Year ended December 31,
	2005	2004	$ Change	% Change
	(in thousands)
Revenues	$128,267	$39,737	$88,530	223%
Operating expenses:
Purchased product costs	81,030	21,474	59,556	277%
Facility expenses	10,463	3,229	7,234	224%
Depreciation	4,836	1,489	3,347	225%
Amortization of intangible assets	8,293	3,446	4,847	141%
Accretion of asset retirement obligations	33	13	20	154%

Total operating expenses before selling, general and administrative expenses	104,655	29,651	75,004	253%

Operating income before selling, general and administrative expenses	$23,612	$10,086	$13,526	134%

        Revenues.    Revenues increased 223% during the year ended December 31, 2005, relative to the comparable period in 2004. The Partnership acquired the East Texas System on July 30, 2004. As a result, the Partnership reflected only five months of activity during 2004. The remaining increase is attributed to price increases and growth in gathering volumes and associated liquid production.

        Purchased Product Costs.    Purchased product costs increased 277% during the year ended December 31, 2005, relative to the comparable period in 2004, primarily due to the fact that we acquired the East Texas System on July 30, 2004. The remaining increase is attributed to price increases.

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

Gulf Coast

	Year ended December 31,
				% Change
	2005	2004	$ Change
	(in thousands)
Revenues	$13,832	$—	13,832	NA
Operating expenses:
Facility expenses	2,152	—	2,152	NA
Depreciation	1,078	—	1,078	NA
Amortization of intangible assets	1,295	—	1,295	NA

Total operating expenses before selling, general and administrative expenses	4,525	—	4,525	NA

Operating income before selling, general and administrative expenses	$9,307	$—	9,307	NA

        The increase in the above categories is the result of our acquisition of Javelina Systems in 2005.

Consolidated Financial Information

	Year ended December 31,
				% Change
	2005	2004	$ Change
	(in thousands)
Total segment operating income	$56,736	$41,350	$15,386	37%
Derivative losses not allocated to segments	(1,851)	(820)	(1,031)	126%
Selling, general and administrative	(21,573)	(16,133)	(5,440)	34%

Income from operations	33,312	24,397	8,915	37%
Losses from unconsolidated affiliates	(2,153)	(65)	(2,088)	3,212%
Interest income	367	87	280	322%
Interest expense	(22,469)	(9,236)	(13,233)	143%
Amortization of deferred finance costs	(6,780)	(5,236)	(1,544)	29%
Miscellaneous income	78	15	63	420%

Income before Texas Margin Tax	$2,355	$9,962	$(7,607)	(76)%
Texas Margin Tax (Note 14)	—	—	—	NA

Net income	$2,355	$9,962	$(7,607)	(76)%

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

        On December 29, 2005, MarkWest Energy Operating Company, L.L.C., a wholly owned subsidiary of MarkWest Energy Partners L.P., entered into the fifth amended and restated credit agreement ("Partnership Credit Facility"). It provides for a maximum lending limit of $615.0 million for a five-year term. The credit facility included a revolving facility of $250.0 million and a $365.0 million term loan. The term loan portion of the Partnership Credit Facility was repaid without penalty in October 2006 using a portion of the proceeds from the debt and equity offerings in 2006 leaving the revolving facility intact. Under certain circumstances, the Partnership Credit Facility can be increased from $250.0 million up to $450.0 million. The credit facility is guaranteed by the Partnership and all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the credit facility bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate ("LIBOR"); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Partnership Credit Facility's administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership's Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility), ranging from 0.50% to 1.50% for Base Rate loans, and 1.50% to 2.50% for Eurodollar Rate loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million ("Acquisition Adjustment Period"). Borrowings under the Partnership Credit Facility were used to finance, in part, the Javelina acquisition discussed above. On December 31, 2006, the available borrowing capacity under the Partnership Credit Facility was $218.4 million.

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

        At December 31, 2006, the Partnership and its subsidiary, MarkWest Energy Finance Corporation, also have two series of senior notes outstanding, $225.0 million, at a fixed rate of 6.875% which will mature in November, 2014 (the "2014 Notes") and $271.9 million, net of unamortized discount of $3.1 million at a fixed rate of 8.5% due in July 15, 2016 (the "2016 Notes"). The proceeds from these notes were used to reduce outstanding debt under our credit facility. Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The estimated fair value of the 2014 notes was approximately $216.5 million and $207.0 million at December 31, 2006 and 2005, respectively.

        The 2016 Notes will mature on July 15, 2016, and interest is payable each July 15 and January 15, commencing January 15, 2007. The Partnership closed the private placement of $200 million on July 6, 2006 and it completed the private placement of an additional $75.0 million under the indenture on

October 20, 2006. The net proceeds from the July and October 2006 private placements were approximately $191.2 million, and $74.5 million, respectively, after deducting the initial purchasers' discounts and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering to repay the term debt under the Partnership Credit Facility, and used the remaining net proceeds to fund capital expenditures and for general corporate purposes. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility. The estimated fair value of the 2016 notes was $283.3 at December 31, 2006.

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

        On July 6, 2006, the Partnership completed its underwritten public offering of 6.0 million common units (the "Common Unit Offering") at a public offering price of $19.875 per common unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 600,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of $125.9 million after the underwriters' commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering and the proceeds from the capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the term debt under the Partnership Credit Facility.

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

        Our affiliate MarkWest Energy Appalachia, L.L.C. ("MEA") operates the Appalachia Liquids Pipeline System ("ALPS") pipeline to transport natural gas liquids ("NGLs") from our Maytown gas processing plant to our Siloam fractionator. This pipeline is owned by Equitable Production Company ("Equitable"), and is leased and operated by MEA. On November 8, 2004, a leak and an ensuing fire occurred on the line in the area of Ivel, Kentucky, and the line was taken out of service pending investigation and repair. In accordance with an Office of Pipeline Safety ("OPS") Corrective Action Order, MEA successfully conducted a hydrostatic test of the affected portion of the ALPS pipeline in 2005 and OPS authorized a partial return to service of the affected pipeline in October 2005. As part of its ongoing operation of the ALPS pipeline, MEA continued to perform pipeline integrity assessments and implement an in-line inspection program on the ALPS pipeline. Preliminary data from a four mile section of its in-line inspection program identified areas for investigation and corrective action. In November 2006, MEA temporarily idled the line while additional assessment and appropriate investigation was undertaken to address these concerns. In late January 2007, MEA received the completed report from its in-line inspection operator and consultant. This report indicated areas of significant external corrosion or other defects in the four mile section of pipeline in which the in-line inspection was conducted. The assessment of this completed report, coupled with other information MEA has gathered, will continue to be reviewed and MEA will work with Equitable to determine what the most appropriate corrective action may be, as well as exploring various arrangements and options for continuing pipeline transportation of the NGLs. In the interim, the pipeline will be maintained in idle status. MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining the pipeline in idle status, and as a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have material adverse effect on our results of operations or financial positions.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuing identified intangible assets, determining the fair value of derivative instruments, evaluating impairments of long lived assets, establishing estimated useful lives for long-lived assets, valuing asset retirement obligations, and in determining liabilities, if any, for legal contingencies.

        The policies and estimates discussed below are considered by management to be critical to an understanding of the Partnership's financial statements, because their application requires the most significant judgments from management in estimating matters for financial reporting that are inherently uncertain. See Note 2 of the accompanying Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A for additional information on these policies and estimates, as well as a discussion of additional accounting policies and estimates.

  Intangible Assets

        The Partnership's intangible assets are comprised of customer contracts and relationships acquired in business combinations, recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Using relevant information and assumptions, management determines the fair value of acquired identifiable intangible assets. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The key assumptions include contract renewals, economic incentives to retain customers, historical volumes, current and future capacity of the gathering system, pricing volatility, and the discount rate. Amortization of intangibles with definite lives is calculated using the straight-line method over the estimated useful life of the intangible asset. The contracts' estimated economic lives are determined by assessing the life of the related assets, likelihood of renewals, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.

  Impairment of Long-Lived Assets

        The Partnership evaluates its long-lived assets, including intangibles, for impairment when events or changes in circumstances warrant such a review. A long-lived asset group is considered impaired when the estimated undiscounted cash flows from such asset group are less than the asset group's carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using estimated discounted cash flows. Management considers the volume of reserves behind the asset and future NGL product and natural gas prices to estimate cash flows. The amount of additional reserves developed by future drilling activity depends, in part, on expected natural gas prices. Projections of reserves, drilling activity and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast. Any significant variance in any of these assumptions or factors could materially affect future cash flows, which could result in the impairment of an asset.

        For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value, less the cost to sell, to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

  Investment in Starfish

        On March 31, 2005, the Partnership acquired its non-controlling, 50% interest in Starfish Pipeline Company, LLC ("Starfish"), accounted for under the equity method. Differences between the Partnership's investment and its proportionate share of Starfish's reported equity are amortized based upon the respective useful lives of the assets to which the differences relate.

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

  Derivative Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Effectiveness is evaluated by the derivative instrument's ability to offset changes in fair value or cash flows of the underlying hedged item. Any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the changes in the fair value of the underlying hedged item, are recognized currently in earnings. Any differences between the changes in the fair values of the hedged item and the derivative instrument represent gains or losses from ineffectiveness. To the extent the Partnership elects hedge accounting treatment for specific derivatives, the Partnership formally documents, designates and assesses the effectiveness of transactions receiving hedge accounting treatment. As of December 31, 2006 and 2005, no transactions had been designated for hedge accounting treatment. In general, the Partnership exempts those contracts that qualify as normal purchase and sale contacts from the mark-to-market requirements of SFAS 133. All other derivative instruments are marked-to-market through revenue.

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

  Revenue Recognition

        The Partnership generates the majority of its revenues from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation. It enters into a variety of contract types. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following different types of arrangements (all of which constitute midstream energy operations):

  •
  Fee-based arrangements—Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices.

  •
  Percent-of-proceeds arrangements—Under percent-of-proceeds arrangements, the Partnership gathers and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership will deliver an agreed-upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices.

  •
  Percent-of-index arrangements—Under percent-of-index arrangements, the Partnership will purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. The Partnership will then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price.

  •
  Keep-whole arrangements—Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas.

  •
  Settlement margin—Typically, the Partnership is allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed-line losses. To the extent the Partnership's gathering systems are operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

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

        The Partnership's assessment of each of the four revenue recognition criteria as they relate to its revenue producing activities is as follows:

        Persuasive evidence of an arrangement exists.    The Partnership's customary practice is to enter into a written contract, executed by both the customer and the Partnership.

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

        Collectibility is probable.    Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers' financial position (e.g. cash position and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with the Partnership's credit review process, revenue is recognized when the fee is collected.

        The Partnership enters into revenue arrangements where it sells customer's gas and/or NGLs and depending on the nature of the arrangement acts as the principal or agent. Revenue from such sales is recognized gross where the Partnership acts as the Principal, under EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as the Partnership takes title to the gas and/or NGLs, has physical inventory risk and does not earn a fixed amount. Revenue is recognized net when the Partnership earns a fixed amount and does not take ownership of the gas and/or NGLs.

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

  Earnings Per Unit

        Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting amounts specially allocated to the general partner's interests, including interests in incentive distribution rights, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

        Emerging Issues Task Force Issue No. 03-06 ("EITF 03-06") "Participating Securities and the Two-Class Method under FASB Statement No. 128" addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-06 provides that the general partner's interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. The application of EITF 03-06 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.

        The following table sets forth the computation of basic and diluted earnings per limited partner unit. The net income available to limited partners and the weighted average limited partner units outstanding have been adjusted for instruments considered common unit equivalents in 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(in thousands, except per unit data)
Numerator for basic and diluted earnings per limited partner unit:
Net income	$70,084	$2,355	$9,962
Less:
General partner's incentive distribution paid	(11,301)	(4,163)	(1,355)

Sub-total	58,783	(1,808)	8,607
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	106	—	—
Participation plan allocation	13,485	2,055	2,296

Net income before GP interest	72,374	247	10,903
Less:	—	—	—
General Partner's 2% interest	(1,447)	(5)	(218)
Additional earnings allocated to general partners	—	—	—

Net income available to limited partners under EITF 03-6	$70,927	$242	$10,685

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	28,966	21,790	16,302
Effect of dilutive securities:	—	—	—
Weighted-average of restricted units outstanding	132	68	52

Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	29,098	21,858	16,354

	—	—	—
Basic net income per limited partner unit	$2.45	$0.01	$0.66

Diluted net income per limited partner unit	$2.44	$0.01	$0.65

  Incentive Compensation Plans

        The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment on January 1, 2006, using the modified prospective method. Prior to adopting SFAS No. 123R, the Partnership elected to measure compensation expense for equity-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees.

        The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit. The restricted units are treated as liability awards under SFAS No. 123R, and were treated as variable awards under APB 25. The Partnership applies variable accounting for the plan because a phantom unit is an award to employees entitling them to increases in the market value of the Partnership's units subsequent to the date of grant without issuing units to the employees, similar to a stock appreciation right. As a result, the Partnership is required to mark to market the awards at the end of each reporting period. Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy Partners' common units on the date the units are granted. The fair value of the units awarded is amortized into earnings over the period of service, adjusted quarterly for the change in the fair value of the unvested units granted. The phantom units vest over a stated period. Vesting is accelerated for certain employees, if specified performance measures are met. The accelerated vesting criteria provisions are based on annualized distribution goals. If the Partnership's distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee's phantom units is accelerated. The vesting of any phantom units, however, may not occur until at least one year following the date of grant. The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

        MarkWest Hydrocarbon has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under this plan, MarkWest Hydrocarbon sells subordinated units of the Partnership or interests in the Partnership's general partner, under a purchase and sale agreement. Both the subordinated unit and general partner interest transactions are considered compensatory arrangements due to the put-and-call provisions and the associated valuation being based on a formula instead of an independent third party valuation. The subordinated units convert to common units after a holding period. Historically, MarkWest Hydrocarbon has settled the subordinated units for cash when individuals leave the Company. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards. As a result, MarkWest Hydrocarbon is required to mark to market the subordinated unit and general partner interest valuations at the end of each period.

        Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses And Related Disclosure In Financial Statements of Subsidiaries, Divisions Or Lesser Business Components of Another Entity, compensation expense related to services provided by MarkWest Hydrocarbon's employees and directors recognized under the Participation Plan should be allocated to the Partnership. The allocation is based on the percent of time that each employee devotes to the Partnership. Compensation attributable to interests that were sold to individuals who serve on both the Partnership's board of directors of the Partnership's General Partner and on the board of directors of MarkWest Hydrocarbon is allocated equally.

        These charges are included in selling, general and administrative expenses and are allocated to the general partner pursuant to the Partnership Agreement. Assuming the compensation cost for the Long-Term Incentive Plan and the Participation Plan had been determined based on the fair-value methodology of SFAS No. 123R, the net income and earnings per share would have been the same as reported on the financial statements for the year ended December 31, 2005, and 2004, respectively.

  Income Taxes

        The Partnership is not a taxable entity for federal income tax purposes. As such, the Partnership does not directly pay federal income tax. The Partnership's taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statement of income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of the Partnership's net assets for financial and income tax purposes cannot be readily determined as the Partnership does not have access to information about each partner's tax attributes related to the Partnership.

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

        The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax will be imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of $0.8 million in 2006, related to the Partnership's temporary differences that are expected to reverse in future periods when the tax will apply.

Recent Accounting Pronouncements

        In February 2006 the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS 155 are not expected to have an impact on the Partnership's financial statements.

        In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating the potential impact of FIN 48 on the consolidated financial statements.

        In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on the consolidated financial statements of the Partnership.

        In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Partnership adopted SAB 108 on January 1, 2006 and it did not have a material effect on the Partnership's consolidated financial statements.

        The Financial Accounting Standards Board ("FASB") has issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under Statement No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 159 may have on the consolidated financial statements of the Partnership.

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

        The following table includes information on MarkWest Energy's specific derivative positions at December 31, 2006:

Current asset (liability) mark-to-market positions (in thousands, except fixed price):

Fixed Swaps(1)	Contract Period	Fixed Price(4)	Fair Value
Crude—390 Bbl/d	Jan-Dec 2007	$68.46	$473
Crude—600 Bbl/d	Jan-Dec 2007	64.77	(58)
Ethane—50,000 Gal/d	Jan-Mar 2007	0.78	736

			$1,151

Basis Swaps	Contract Period	Fair Value
Natural Gas—14,000 MMBtu/d	Jan-Oct 2007	$(33)

Options (puts)(2)	Contract Period	Floor	Fair Value
Ethane—50,000 Gal/d	Apr-Jun 2007	$0.65	$7
Ethane—50,000 Gal/d	July-Sep 2007	0.65	—
Ethane—50,000 Gal/d	Oct-Dec 2007	0.65	—
			$7

Collars(3)	Contract Period	Floor(4)	Cap(4)	Fair Value
Crude—1,105 Bbl/d	Jan-Dec 2007	$69.08	$82.43	$2,469
Propane—23,000 Gal/d	Jan-Mar 2007	1.05	1.28	286
Propane—30,000 Gal/d	Apr-Jun 2007	0.96	1.16	240
Propane—30,000 Gal/d	Jul-Sep 2007	0.97	1.16	—
Propane—30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

				$2,995

Total current asset (liability) mark-to-market positions				$4,120

Non-current asset (liability) mark-to-market positions (in thousands except Floor and Cap):

Collars(3)	Contract Period	Floor(4)	Cap(4)	Fair Value
Crude—1,476 Bbl/d	Jan-Mar 2008	$69.76	$79.01	$688
Crude—550 Bbl/d	Jan-Dec 2008	64.48	73.98	236
Crude—1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	627
Crude—1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	566
Crude—1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	550
Crude—925 Bbl/d	Jan-Dec 2008	65.00	68.78	(172)
Crude—550 Bbl/d	Jan-Dec 2009	63.13	72.58	92
Crude—450 Bbl/d	Jan-Mar 2009	63.00	70.00	(72)
Crude—1,925 Bbl/d	Jan-Dec 2009	63.96	68.90	(844)
Crude—450 Bbl/d	Apr-Jun 2009	63.00	70.00	(82)
Crude—450 Bbl/d	Jul-Sep 2009	63.00	70.00	(91)
Crude—450 Bbl/d	Oct-Dec 2009	63.00	70.00	(101)

				$1,397

Total non-current asset (liability) mark-to-market positions				$1,397

    (1)
    Forward sales to hedge our production.

    (2)
    Purchase of puts to hedge our Ethane production.

    (3)
    Forward producer collars to hedge our production.

    (4)
    A weighted average is used for grouped positions.

        A summary of MarkWest Energy's commodity derivative instruments is provided below (in thousands):

	December 31,
	2006	2005
Fair value of derivative instruments:
Current asset	$4,211	$—
Current liability	91	728
Noncurrent asset	2,759	—
Noncurrent liability	1,362	—

        The Partnership entered into the following derivative positions subsequent to December 31, 2006:

Fixed Swaps(1)	Contract Period	Price(2)
Crude—325 bbl/d (sale)	Jan-Dec 2007	$62.11
Crude—550 bbl/d (sale)	Jan-Mar 2010	64.03
Crude—150 bbl/d (sale)	Mar-Dec 2007	62.40
Crude—2,000 bbl/d (sale)	Jan-Mar 2010	64.45

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MarkWest Energy GP, L.L.C.
Denver, Colorado

        We have audited the accompanying consolidated balance sheets of MarkWest Energy Partners, L.P. and subsidiaries (the "Partnership") as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        As discussed in Note 23, the accompanying 2006 and 2005 consolidated financial statements have been restated.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 (November 2, 2007 as to the effects of the material weakness discussed in Management's Report on Internal Control Over Financial Reporting, as revised) expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an adverse opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2007
(November 2, 2007 as to the effects of the restatement)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
MarkWest Energy GP, L.L.C.:

        We have audited the accompanying consolidated statements of operations, comprehensive income, changes in capital, and cash flows of MarkWest Energy Partners, L.P. and its subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year ended December 31,
	2006	2005	2004
	(As restated, see Note 23)	(As restated, see Note 23)	(See Note 23)
Revenues:
Unaffiliated parties	$550,643	$478,019	$260,913
Affiliates	73,636	64,922	59,026
Derivative gain (loss)	5,632	(1,851)	(820)

Total revenues	629,911	541,090	319,119

Operating expenses:
Purchased product costs	376,237	408,884	229,339
Facility expenses	60,112	47,972	29,911
Selling, general and administrative expenses	44,185	21,573	16,133
Depreciation	29,993	19,534	15,556
Amortization of intangible assets	16,047	9,656	3,640
Accretion of asset retirement obligations	102	159	13
Impairments	—	—	130

Total operating expenses	526,676	507,778	294,722

Income from operations	103,235	33,312	24,397
Other income (expense):
Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	(65)
Interest income	962	367	87
Interest expense	(40,666)	(22,469)	(9,236)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(9,094)	(6,780)	(5,236)
Miscellaneous income, net	11,100	78	15

Income before Texas Margin Tax	70,853	2,355	9,962
Texas Margin Tax (Note 14)	(769)	—	—

Net income	$70,084	$2,355	$9,962

Interest in net income:
General partner	$(843)	$2,113	$(723)

Limited partners	$70,927	$242	$10,685

Net income per limited partner unit (see Note 2):
Basic	$2.45	$0.01	$0.66

Diluted	$2.44	$0.01	$0.65

Weighted average units outstanding:
Basic	28,966	21,790	16,302

Diluted	29,098	21,858	16,354

Distributions declared per common unit	$1.79	$1.60	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2006	2005	2004
Net income	$70,084	$2,355	$9,962
Other comprehensive income—unrealized gains on commodity derivative instruments accounted for as hedges	—	314	184

Comprehensive income	$70,084	$2,669	$10,146

The accompanying notes are an integral part of these consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(in thousands)

	PARTNERS' CAPITAL
	Limited Partners
	Common		Subordinated			Accumulated Other Comprehensive Income (Loss)
					General Partner
	Units	Amount	Units	Amount			Total
Balance at December 31, 2003	5,628	$50,992	6,000	$13,315	$1,135	$(498)	$64,944
Issuance of units in secondary offerings, net of offering costs	6,993	138,859	—	—	2,828	—	141,687
Issuance of units in private placement, net of offering costs	2,608	44,063	—	—	899	—	44,962
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	54	1,154	—	—	25	—	1,179
Contributions by MarkWest Energy GP, LLC	—	—	—	—	567	—	567
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	2,277	—	2,277
Distributions to partners	—	(14,192)	—	(8,580)	(1,848)	—	(24,620)
Net income (loss)	—	6,607	—	4,078	(723)	—	9,962
Other comprehensive income	—	—	—	—	—	184	184

Balance at December 31, 2004	15,283	$227,483	6,000	$8,813	$5,160	$(314)	$241,142
Issuance of units in private placement, net of offering costs	4,438	97,518	—	—	1,990	—	99,508
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	18	432	—	—	9	—	441
Contributions by MarkWest Energy GP, LLC	—	—	—	—	404	—	404
Common unit registration costs	—	(45)	—	—	—	—	(45)
Subordinated units converted to common units	2,400	496	(2,400)	(496)	—	—	—
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	2,055	—	2,055
Distributions to partners	—	(24,866)	—	(9,190)	(4,943)	—	(38,999)
Net income (loss)	—	(136)	—	378	2,113	—	2,355
Other comprehensive income	—	—	—	—	—	314	314

Balance at December 31, 2005	22,139	$300,882	3,600	$(495)	$6,788	—	$307,175
Common units issued for vested restricted units	27	637	—	—	—	—	637
Issuance of units in public offering, net of offering costs	6,600	123,410	—	—	2,524	—	125,934
Subordinated units converted to common units	2,400	203	(2,400)	(203)	—	—	—
Contributions by MarkWest Energy GP, LLC	—	—	—	—	276	—	276
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	13,485	—	13,485
Distributions to partners	—	(46,481)	—	(5,862)	(12,599)	—	(64,942)
Net income (loss)	—	63,796	—	7,131	(843)	—	70,084

Balance at December 31, 2006	31,166	$442,447	1,200	$571	$9,631	$—	$452,649

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

MARKWEST ENERGY PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

        MarkWest Energy Partners, L.P. was formed on January 25, 2002, as a Delaware limited partnership. The Partnership and its wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C. (the "Operating Company"), were formed to acquire, own and operate most of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.'s Midstream Business (the "Midstream Business"). The Partnership is engaged in the gathering, processing and transmission of natural gas, the transportation, fractionation and storage of natural gas liquids, and the gathering and transportation of crude oil. The Partnership is a processor of natural gas in the northeastern United States, processing gas from the Appalachian Basin, one of the country's oldest natural gas producing regions, and from Michigan. Through nine acquisitions completed during 2003, 2004 and 2006, the Partnership has expanded its natural gas-gathering, processing and transmission geographic coverage to the southwest United States. In addition, one of the Partnership's acquisitions has allowed it to enter into the Michigan crude oil transportation business. The Partnership's principal executive office is located in Denver, Colorado.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of MarkWest Energy Partners, L.P., and all of its majority-owned subsidiaries (collectively, the "Partnership"), and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Equity investments in which the Partnership exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method.

        On February 28, 2007 the Partnership completed a two-for-one split of the Partnership's Common Units, whereby holders of record at the close of business on February 22, 2007 received one additional Common Unit for each Common Unit owned on that date. The unit split resulted in the issuance of 15,603,257 Common units and 600,000 Subordinated units. For all periods presented, all references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect to the unit split.

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

Asset Class	Range of Estimated Useful Lives
Buildings	20 - 25 years
Gas gathering facilities	20 - 25 years
Gas processing plants	20 - 25 years
Fractionation and storage facilities	20 - 25 years
Natural gas pipelines	20 - 25 years
Crude oil pipelines	20 - 25 years
NGL transportation facilities	20 - 25 years
Equipment and other	3 - 10 years

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

  Investment in Starfish

        On March 31, 2005, the Partnership acquired its non-controlling, 50% interest in Starfish Pipeline Company, LLC ("Starfish") for $41.7 million, which is accounted for under the equity method. Differences between the Partnership's investment and its proportionate share of Starfish's reported equity are amortized based upon the respective useful lives of the assets to which the differences relate.

The Partnership's share of Starfish's income in 2006 was $5.3 million compared to a loss of $2.2 million in 2005.

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

  Intangible Assets

        The Partnership's intangible assets are comprised of customer contracts and relationships acquired in business combinations, recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. Using relevant information and assumptions, management determines the fair value of acquired identifiable intangible assets. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. The key assumptions include contract renewals, economic incentives to retain customers, historical volumes, current and future capacity of the gathering system, pricing volatility, and the discount rate. Amortization of intangibles with definite lives is calculated using the straight-line method over the estimated useful life of the intangible asset. The estimated economic life is determined by assessing the life of the assets to which the contracts and relationships relate, likelihood of renewals, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.

  Impairment of Long-Lived Assets

        The Partnership evaluates its long-lived assets, including intangibles, for impairment when events or changes in circumstances warrant such a review. A long-lived asset group is considered impaired when the estimated undiscounted cash flows from such asset group are less than the asset group's carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset group. Fair value is determined primarily using estimated discounted cash flows. Management considers the volume of reserves behind the asset and future NGL product and natural gas prices to estimate cash flows. The amount of additional reserves developed by future drilling activity depends, in part, on expected natural gas prices. Projections of reserves, drilling activity and future commodity prices are inherently subjective and contingent upon a number of variable factors, many of which are difficult to forecast. Any significant variance in any of these assumptions or factors could materially affect future cash flows, which could result in the impairment of an asset.

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

  Derivative Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception. To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings. Effectiveness is evaluated by the derivative instrument's ability to offset changes in fair value or cash flows of the underlying hedged item. Any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the changes in the fair value of the underlying hedged item, are recognized currently in earnings. Any differences between the changes in the fair values of the hedged item and the derivative instrument represent gains or losses from ineffectiveness. As of December 31, 2006 and 2005, no transactions had been designated for hedge accounting treatment. In general, the Partnership exempts those contracts that qualify as normal purchase and sale contacts from the mark-to-market requirements of SFAS 133. All other derivative instruments are marked-to-market through revenue.

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

  Fair Value of Financial Instruments

        Management believes the carrying amount of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and other financial instruments approximates fair value because of the short-term maturity of these instruments. Management believes the carrying value of the Partnership's Credit Facility (Note 11) approximates fair value due to its variable interest rates. The estimated fair value of the Senior Notes (Note 11) was approximately $499.8 million and $207.0 million at December 31, 2006 and 2005, respectively, based on quoted market prices. Derivative instruments not designated as hedges (Note 12) are recorded at fair value, based on available market information.

  Revenue Recognition

        The Partnership generates the majority of its revenues from natural gas gathering, processing and transmission; NGL transportation, fractionation and storage; and crude oil gathering and transportation. It enters into variety of contract types. In many cases, the Partnership provides services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following different types of arrangements (all of which constitute midstream energy operations):

  •
  Fee-based arrangements—Under fee-based arrangements, the Partnership receives a fee or fees for one or more of the following services: gathering, processing and transmission of natural gas; transportation, fractionation and storage of NGLs; and gathering and transportation of crude oil. The revenue the Partnership earns from these arrangements is directly related to the volume of natural gas, NGLs or crude oil that flows through our systems and facilities and is not directly dependent on commodity prices.

  •
  Percent-of-proceeds arrangements—Under percent-of-proceeds arrangements, the Partnership gathers and processes natural gas on behalf of producers, sells the resulting residue gas, condensate and NGLs at market prices and remits to producers an agreed-upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, the Partnership will deliver an agreed-upon percentage of the residue gas and NGLs to the producer and sell the volumes we keep to third parties at market prices.

  •
  Percent-of-index arrangements—Under percent-of-index arrangements, the Partnership will purchase natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount. The Partnership will then gather and deliver the natural gas to pipelines where we resell the natural gas at the index price, or at a different percentage discount to the index price.

  •
  Keep-whole arrangements—Under keep-whole arrangements, the Partnership gathers natural gas from the producer, processes the natural gas and sells the resulting condensate and NGLs to third parties at market prices. Because the extraction of the condensate and NGLs from the natural gas during processing reduces the Btu content of the natural gas, the Partnership must either purchase natural gas at market prices for return to producers or make cash payment to the producers equal to the energy content of this natural gas.

  •
  Settlement margin—Typically, the Partnership is allowed to retain a fixed percentage of the volume gathered to cover the compression fuel charges and deemed-line losses. To the extent the Partnership's gathering systems are operated more efficiently than specified per contract allowance, the Partnership is entitled to retain the difference for its own account.

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

        The Partnership's assessment of each of the four revenue recognition criteria as they relate to its revenue producing activities is as follows:

        Persuasive evidence of an arrangement exists.    The Partnership's customary practice is to enter into a written contract, executed by both the customer and the Partnership.

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

        Collectibility is probable.    Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers' financial position (e.g. cash position and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with the Partnership's credit review process, revenue is recognized when the fee is collected.

        The Partnership enters into revenue arrangements where it sells customer's gas and/or NGLs and depending on the nature of the arrangement acts as the principal or agent. Revenue from such sales is recognized gross where the Partnership acts as the Principal, under EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as the Partnership takes title to the gas and/or NGLs, has physical inventory risk and does not earn a fixed amount. Revenue is recognized net when the Partnership earns a fixed amount and does not take ownership of the gas and/or NGLs.

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

  Incentive Compensation Plans

        The Partnership issues restricted units under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Compensation Committee, cash equivalent to the value of a common unit. The restricted units are treated as liability awards under SFAS 123R. As a result, the Partnership is required to mark to market the awards at the end of each reporting period. Compensation expense is remeasured for the phantom unit grants using the market price of MarkWest Energy Partners' common units at each reporting date. The fair value of the units awarded is amortized into earnings over the period of service and is adjusted monthly for the change in the fair value of the unvested units granted. The phantom units vest equally over a three year period.

        Vesting is accelerated for certain employees, if specified performance measures are met. The accelerated vesting criteria provisions are based on annualized distribution goals. If the Partnership's distributions are at or above the goal for a certain number of consecutive quarters, vesting of the employee's phantom units is accelerated. The general partner of the Partnership may also elect to accelerate the vesting of outstanding awards, which results in an immediate charge to operations for the unamortized portion of the award.

        To satisfy common unit awards, the Partnership will issue new common units, acquire common units in the open market, or use common units already owned by the general partner.

        MarkWest Hydrocarbon, Inc. ("the Company") has also entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under this plan, the Company sells subordinated units of the Partnership or interests in the Partnership's general partner, under a purchase and sale agreement. Both the subordinated unit and general partner interest transactions are considered compensatory arrangements due to the put-and-call provisions and the associated valuation being based on a formula instead of an independent third party valuation. The subordinated units convert to common units after a holding period. Historically, the Company has settled the subordinated units for cash when individuals leave the Company. The general partner interests have no definite term, but historically have been settled for cash when the employee leaves the Company. Under SFAS 123R, the subordinated units and general partner interests are classified as liability awards. As a result, the Company is required to mark to market the subordinated unit and general partner interest valuations at the end of each period.

        Under Topic 1-B of the codification of the Staff Accounting Bulletins, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity, some portion of compensation expense related to services provided by MarkWest Hydrocarbon's employees and directors recognized under the Participation Plan should be allocated to the Partnership. The allocation is based on the percent of time each employee devotes to the Company. Compensation attributable to interests sold to individuals who serve on both the board of MarkWest Hydrocarbon and the Partnership's Board of Directors of the Partnership's General Partner is allocated equally.

  Income Taxes

        The Partnership is not a taxable entity for federal income tax purposes. As such, the Partnership does not directly pay federal income tax. The Partnership's taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statement of income, is includable in the federal income tax returns of each partner. The aggregate difference in the basis of the Partnership's net assets for financial and income tax purposes cannot be readily determined as the Partnership does not have access to information about each partner's tax attributes related to the Partnership.

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

        The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax will be imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of $0.8 million in 2006, related to the Partnership's temporary differences that are expected to reverse in future periods when the tax will apply.

  Comprehensive Income (loss)

        Comprehensive income (loss) includes net income and other comprehensive income (loss), which includes unrealized gains and losses on commodity or interest rate derivative financial instruments accounted for as hedges.

  Earnings Per Unit

        Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting amounts specially allocated to the general partner's interests, including interests in incentive distribution rights, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

        Emerging Issues Task Force Issue No. 03-06 ("EITF 03-06") "Participating Securities and the Two-Class Method under FASB Statement No. 128" addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-06 provides that the general partner's interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. The application of EITF 03-06 may have an impact on earnings per limited partner unit in future periods if there are material differences between net income and actual cash distributions or if other participating securities are issued.

        The following table sets forth the computation of basic and diluted earnings per limited partner unit, as adjusted for the February 28, 2007 two-for-one unit split. The net income available to limited partners and the weighted average limited partner units outstanding have been adjusted for instruments considered common unit equivalents in 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(in thousands, except per unit data)
Numerator for basic and diluted earnings per limited partner unit:
Net income	$70,084	$2,355	$9,962
Less:
General partner's incentive distribution paid	(11,301)	(4,163)	(1,355)

Sub-total	58,783	(1,808)	8,607
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	106	—	—
Participation plan allocation	13,485	2,055	2,296

Net income before GP interest	72,374	247	10,903
Less:
General Partner's 2% interest	(1,447)	(5)	(218)
Additional earnings allocated to general partners	—	—	—

Net income available to limited partners under EITF 03-6	$70,927	$242	$10,685

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	28,966	21,790	16,302
Effect of dilutive securities:
Weighted-average of restricted units outstanding	132	68	52

Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	29,098	21,858	16,354

Basic net income per limited partner unit	$2.45	$0.01	$0.66

Diluted net income per limited partner unit	$2.44	$0.01	$0.65

  Recent Accounting Pronouncements

        In February 2006 the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Partnership is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. We do not believe the adoption of SFAS 155 will have a material impact on the consolidated financial statements of the Partnership.

        In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Partnership is currently evaluating the potential impact of FIN 48 on the consolidated financial statements.

        In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 157 may have on the consolidated financial statements of the Partnership.

        In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 did not have a material effect on the Partnership's consolidated financial statements.

        The Financial Accounting Standards Board ("FASB") has issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under Statement No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Partnership has not yet determined the impact, if any, the implementation of SFAS No. 159 may have on the consolidated financial statements of the Partnership.

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

  East Texas System Acquisition

        On July 30, 2004, the Partnership completed the East Texas System acquisition of American Central Eastern Texas' Carthage gas processing plant assets, located in East Texas, for approximately $240.7 million. The Partnership's consolidated financial statements include the results of operations of the Carthage gas processing plant from July 30, 2004. The acquired assets consist of processing plants, gathering systems, a processing facility currently under construction and an NGL pipeline.

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

  Hobbs Lateral Acquisition

        On April 1, 2004, the Partnership acquired the Hobbs Lateral pipeline for approximately $2.3 million. The Hobbs Lateral consisted of a four-mile pipeline, with a capacity of 160 million cubic feet of natural gas per day, connecting the Northern Natural Gas interstate pipeline to Southwestern Public Service's Cunningham and Maddox power-generating stations in Hobbs, New Mexico. The Hobbs Lateral is a New Mexico intrastate pipeline regulated by the Federal Energy Regulatory Commission.

        The following table summarizes the costs and allocations of the above acquisitions (in thousands):

			2004
	2006	2005
			Hobbs Lateral
	Santa Fe	Javelina		East Texas
Acquisition Costs:
Cash consideration	$15,000	$396,836	$2,275	$240,269
Direct acquisition costs	—	2,009	—	457

Totals:	$15,000	$398,845	$2,275	$240,726

Allocation of acquisition costs:
Current assets	$—	$111,679	$—	$—
Customer contracts	12,630	194,650	—	165,379
Property, plant and equipment	2,370	162,859	2,275	76,012
Inventory	—	—	—	65
Liabilities assumed	—	(70,343)	—	(730)

Totals:	$15,000	$398,845	$2,275	$240,726

  Pro Forma Results of Operations

        The following table reflects the pro forma consolidated results of operations for the years ended December 31, 2005 and 2004, as though the Javelina and Starfish acquisitions had occurred on January 1, 2005 and the East Texas acquisition had occurred on January 1, 2004. The unaudited pro forma results of operations for the Hobbs and Santa Fe acquisitions have not been presented, as the acquisitions were not considered significant. The results have been prepared for comparative purposes only and may not be indicative of future results. All earnings per share information have been updated to reflect the February 2007 unit split.

	Year ended December 31,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per unit data)
Revenue	$541,090	$796,954	$319,119	$625,698
Net income (loss)	$2,355	$(5,492)	9,962	$20,464
Net income (loss)—limited partners	$242	$(7,007)	10,685	$20,591
Net income (loss) per share—limited partners
Basic	$0.01	$(0.32)	$0.66	$0.97
Diluted	$0.01	$(0.32)	$0.65	$0.97
Weighted average number of outstanding shares of common stock:
Basic	21,790	21,790	16,302	21,258
Diluted	21,858	21,858	16,354	21,310

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

        For the year ended December 31, 2006 revenues from Targa Resources Partners, L.P. ("Targa") totaled $76 million, representing 13% of consolidated Partnership revenues. Sales to Targa are made primarily from the East Texas segment. As of December 31, 2006 the Partnership had $3.0 million of accounts receivable from Targa.

        For the year ended December 31, 2006 revenues from ONEOK, Inc. ("ONEOK") totaled $63 million, representing 11% of consolidated Partnership revenues. Sales to ONEOK are made primarily from the Oklahoma segment. As of December 31, 2006 the Partnership had no receivables from ONEOK.

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

7. Intangible Assets

        The Partnership's intangible assets at December 31, 2006 and 2005, are comprised of customer contracts and relationships, as follows (in thousands):

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

10. Asset Retirement Obligation

        The Partnership's assets subject to asset retirement obligations are primarily certain gas-gathering pipelines and processing facilities, a crude oil pipeline and other related pipeline assets. The Partnership also has land leases that require the Partnership to return the land to its original condition upon the termination of the lease. In connection with the adoption of SFAS 143, the Partnership reviewed current laws and regulations governing obligations for asset retirements and leases, as well as the Partnership's leases and other agreements.

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

  2016 Senior Notes

        In July 2006 MarkWest Energy Partners, L.P. and its wholly owned subsidiary, MarkWest Energy Finance Corporation (the "Issuers"), co-issued $200 million in aggregate principal amount of 8 1/2% senior notes due 2016 (the "2016 Senior Notes") to qualified institutional buyers. The 2016 Senior Notes will mature on July 15, 2016, and interest is payable on each July 15 and January 15, commencing January 15, 2007. In October 2006 the Partnership offered $75.0 million in additional debt securities under this same indenture. The net proceeds from the private placements were approximately $191.2 million and $74.5 million, respectively, after deducting the initial purchasers' discounts and legal, accounting and other transaction expenses. The Issuers used a portion of the net proceeds from the offerings to repay the term debt under the Partnership Credit Facility. Affiliates of several of the initial purchasers, including RBC Capital Markets Corporation, J.P. Morgan Securities Inc., and Wachovia Capital Markets, LLC, are lenders under the Partnership Credit Facility. The Issuers have no assets or operations independent of this debt and their investments in guarantor subsidiaries. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally. The 2016 notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Partnership Credit Facility.

        The indenture governing the Partnership's 2016 Senior Notes limits the activity of the Partnership and its restricted subsidiaries. Limitations under the indenture include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership's restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership's affiliates; sell assets, including equity interests of the Partnership's subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

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

  2014 Senior Notes

        In October 2004 MarkWest Energy Partners, L.P. and its wholly owned subsidiary, MarkWest Energy Finance Corporation (the "Issuers"), co-issued $225.0 million in senior notes at a fixed rate of 6.875%, payable semi-annually in arrears on May 1 and November 1, and commencing on May 1, 2005 (the "2014 Senior Notes"). The 2014 Senior Notes mature on November 1, 2014. The Partnership may redeem some or all of the notes at any time on or after November 1, 2009, at certain redemption prices together with accrued and unpaid interest to the date of redemption. The Partnership may redeem all of the notes at any time prior to November 1, 2009, at a make-whole redemption price. In addition, prior to November 1, 2007, the Partnership may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings at a stated redemption price. The Partnership must offer to repurchase the notes at a specified price if it a) sells certain assets and does not reinvest the proceeds or repay senior indebtedness, or b) experiences specific kinds of changes in control. The notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. The senior notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Partnership Credit Facility. The proceeds from these notes were used to pay down the Partnership's outstanding debt under its credit facility. The Issuers have no assets or operations independent of this debt and their investments in guarantor subsidiaries. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the notes jointly and severally and fully and unconditionally. The 2014 notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Partnership Credit Facility.

        The indenture governing the Partnership's 2014 senior notes limits the activity of the Partnership and its restricted subsidiaries. Limitations include the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions, or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership's restricted subsidiaries to pay dividends, make loans or transfer property to the Partnership; engage in transactions with the Partnership's affiliates; sell assets, including equity interests of the Partnership's subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

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

        These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Partnership incurs a commitment fee on the unused portion of the credit facility at a rate between 30.0 and 50.0 basis points based upon the ratio of Consolidated Senior Debt (as defined in the Partnership Credit Facility) to Consolidated EBITDA (as defined in the Partnership Credit Facility. The revolver portion of the facility matures on December 29, 2010. The Partnership's Credit Facility also contains provisions requiring prepayments from certain Net Cash Proceeds (as defined in the Partnership Credit Facility) received from certain triggering sales that have not been reinvested within one hundred eighty days. The Javelina Acquisition (see Note 3) was funded through the fourth amended and restated credit agreement, which provided for a maximum lending limit of $500.0 million for a term of one year and was comprised of a revolving facility of $100.0 million and a $400.0 million term loan. The fourth amended and restated credit agreement had terms similar to the new credit facility. In the fourth quarter of 2005 the Partnership completed two private placement offerings to repay a portion of the borrowed funds. The Partnership was in compliance with all covenants as of December 31, 2006.

        In October 2004 the Operating Company, coincident with the issuance of the 2014 Senior Notes discussed below, entered into the third amended and restated credit agreement ("Old Credit Facility"), which provided for a maximum lending limit of $200.0 million for a term of five years. The Old Credit Facility included a revolving facility of $200.0 million. The borrowings under the Old Credit Facility carried interest at a variable rate based on one of two indices that included either (i) LIBOR plus an applicable margin, which was fixed at a rate of 2.75% for the first two quarters following the closing of the credit facility, or (ii) Base Rate (as defined for any day, a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2of 1% or (b) the rate of interest in effect for such day as publicly announced from time to time by the administrative agent of the debt as its "prime rate") plus an applicable margin, which margin is fixed at a rate of 2.00% for the first two quarters following the closing of the credit facility. After that period the applicable margin adjusted quarterly based on the ratio of funded debt to EBITDA (as defined in the credit agreement).

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

        The following table includes information on MarkWest Energy's specific derivative positions at December 31, 2006:

Current asset (liability) mark-to-market positions (in thousands, except Fixed Price):

Fixed Swaps(1)	Contract Period	Fixed Price(4)	Fair Value
Crude—390 Bbl/d	Jan-Dec 2007	$68.46	$473
Crude—600 Bbl/d	Jan-Dec 2007	64.77	(58)
Ethane—50,000 Gal/d	Jan-Mar 2007	0.78	736

			$1,151

Basis Swaps	Contract Period	Fair Value
Natural Gas—14,000 MMBtu/d	Jan-Oct 2007	$(33)

Options (puts)(2)	Contract Period	Floor	Fair Value
Ethane—50,000 Gal/d	Apr-Jun 2007	$0.65	$7
Ethane—50,000 Gal/d	July-Sep 2007	0.65	—
Ethane—50,000 Gal/d	Oct-Dec 2007	0.65	—

			$7

Collars(3)	Contract Period	Floor(4)	Cap(4)	Fair Value
Crude—1,105 Bbl/d	Jan-Dec 2007	$69.08	$82.43	$2,469
Propane—23,000 Gal/d	Jan-Mar 2007	1.05	1.28	286
Propane—30,000 Gal/d	Apr-Jun 2007	0.96	1.16	240
Propane—30,000 Gal/d	Jul-Sep 2007	0.97	1.16	—
Propane—30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

				$2,995

Total current asset (liability) mark-to-market positions				$4,120

Non-current asset (liability) mark-to-market positions (in thousands, except Floor and Cap):

Collars(3)	Contract Period	Floor(4)	Cap(4)	Fair Value
Crude—1,476 Bbl/d	Jan-Mar 2008	$69.76	$79.01	$688
Crude—550 Bbl/d	Jan-Dec 2008	64.48	73.98	236
Crude—1,473 Bbl/d	Apr-Jun 2008	69.48	78.66	627
Crude—1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	566
Crude—1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	550
Crude—925 Bbl/d	Jan-Dec 2008	65.00	68.78	(172)
Crude—550 Bbl/d	Jan-Dec 2009	63.13	72.58	92
Crude—450 Bbl/d	Jan-Mar 2009	63.00	70.00	(72)
Crude—1,925 Bbl/d	Jan-Dec 2009	63.96	68.90	(844)
Crude—450 Bbl/d	Apr-Jun 2009	63.00	70.00	(82)
Crude—450 Bbl/d	Jul-Sep 2009	63.00	70.00	(91)
Crude—450 Bbl/d	Oct-Dec 2009	63.00	70.00	(101)

				$1,397

Total non-current asset (liability) mark-to-market positions				$1,397

    (1)
    Forward sales to hedge our production.

    (2)
    Purchase of puts to hedge our Ethane production.

    (3)
    Forward producer collars to hedge our production.

    (4)
    A weighted average is used for grouped positions.

        A summary of MarkWest Energy's commodity derivative instruments is provided below (in thousands):

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

        Of the total compensation cost recognized for restricted units $0.1 million, $0.4 million and $0.5 million related to the accelerated vesting of restricted units for the years ended December 31, 2006, 2005 and 2004, respectively. The accelerated vesting of restricted units occurs when specific distribution targets are achieved, as set forth in the individual grant agreements.

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

        Under SFAS No. 123R, the restricted units are treated as liability awards. As a result, the Partnership is required to mark to market the awards at the end of each reporting period. Compensation expense is measured for the phantom unit grants using the market price of MarkWest Energy Partners' common units at each reporting date. The fair value of the units awarded is amortized into earnings over the period of service and is adjusted monthly for the change in the fair value of the unvested units granted.

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

        The following is a summary of restricted unit activity issued under the Partnership's Long-Term Incentive Plan:

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

        Of the total number of restricted units that vested in 2006 and 2005, the Partnership received no proceeds for issuing restricted units, and there were no cash settlements. In 2004, 310 restricted units, at the Partnership's option were redeemed for cash.

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

        The interest in the Partnership's general partner is sold with certain put-and-call provisions. These require MarkWest Hydrocarbon to buy back, or require the individuals to sell back their interest in the general partner to MarkWest Hydrocarbon. Specifically, the employees and directors can exercise their put if (1) MarkWest Hydrocarbon or the Partnership's general partner undergoes a change of control; (2) additional membership interests are issued that, on a pro forma basis, decrease the distributions to all the then-existing members; (3) any amendment, alteration or repeal of the provisions of the general partner agreement materially and adversely affects the then-existing rights, duties, obligations or restrictions of the employees and directors; or (4) the employee or director (i) becomes totally disabled while a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates, or (ii) dies, or (iii) retires as a director, officer or employee of the general partner of MarkWest Hydrocarbon or of any of their affiliates after reaching the age of 60 years. The employee or his estate has 120 days after the put event to exercise the put under (4) and 30 days after notice to exercise under (1) through (3). MarkWest Hydrocarbon can exercise its call option if (i) the employee or director ceases to be a director or employee of MarkWest Hydrocarbon or any of its affiliates, or (ii) if there is a change of control of MarkWest or of the Partnership's general partner. For the call option based upon a termination of employment or directorship, MarkWest Hydrocarbon has 12 months following the termination date to exercise its call option. MarkWest Hydrocarbon has agreed to exempt the general partner interests of three present or former directors from the call option based upon a termination of employment or directorship. Additionally, pursuant to the terms of Mr. Semple's employment agreement with MarkWest Hydrocarbon, all of his general partner interest has become exempt from the call option based upon a termination of employment or directorship for reasons other than cause. For the call option based upon a change of control of MarkWest or of the Partnership's general partner, MarkWest Hydrocarbon has 30 days following the change of control to exercise its call option.

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

        The Texas margin tax law causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax will be imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership recorded a deferred tax liability and expense of $0.8 million in 2006, related to the Partnership's temporary differences that are expected to reverse in future periods when the tax will apply.

15. Employee Benefit Plan

        All employees dedicated to, or otherwise principally supporting the Partnership are employees of MarkWest Hydrocarbon, and substantially all of these employees are participants in MarkWest Hydrocarbon's defined contribution benefit plan. Costs related to this plan allocated to the Partnership were $0.9 million, $0.9 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The plan is discretionary, with annual contributions determined by MarkWest Hydrocarbon's Board of Directors.

16. Partners' Capital

        As of December 31, 2006, partners' capital consists of 31,166,138 common limited partner units, representing a 94% partnership interest; 1,200,000 subordinated limited partner units, representing a 4% partnership interest; and a 2% general partner interest. MarkWest Hydrocarbon and its subsidiaries, in the aggregate, own a 17% interest in the Partnership consisting of 3,738,992 common limited partner units, 1,200,000 subordinated limited partner units and a 2% general partner interest.

        The Partnership Agreement defines the Partnership's ability to issue new capital, maintain capital accounts, and distribute cash, as discussed, below.

        The Partnership has the ability to issue an unlimited number of units to fund immediately accretive acquisitions. An immediately accretive acquisition is one that, in the general partner's good faith determination, would have resulted in an increase to the amount of operating surplus generated by the Partnership on a per-unit basis with respect to each of the four most recently completed quarters on a pro forma basis. During 2006, 2005 and 2004, the Partnership consummated a total of five acquisitions, aggregating approximately $698.5 million, certain of which were subsequently funded partially by equity offerings.

        The Partnership Agreement contains specific provisions for the allocation of net income and losses to each of the partners for purposes of maintaining their respective partner capital accounts. Per the Partnership Agreement, compensation expense under the Participation Plan allocated to the Partnership by MarkWest Hydrocarbon is allocated entirely to the general partner (See Note 2).

  Distributions of Available Cash

        The Partnership distributes all of its Available Cash (as defined) to unitholders of record and the general partner within 45 days after the end of each quarter. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter, less reserves established by the general partner for future requirements, plus all cash for the quarter from working capital borrowings made after the end of the quarter. The general partner has the discretion to establish cash reserves that are necessary or appropriate to (i) provide for the proper conduct of the Partnership's business; (ii) comply with applicable law, any debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and the general partner for any one or more of the next four quarters.

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

  •
  Thereafter, in the manner described in "—Incentive Distribution Rights" below.

  Distributions of Available Cash After the Subordination Period

        The Partnership will make distributions of available cash for any quarter after the subordination period in the following manner:

  •
  First, 98% to all unitholders, pro rata, and 2% to the general partner until the Partnership distributes for each outstanding unit an amount equal to the minimum quarterly distribution.

  •
  Thereafter, in the manner described in "Incentive Distribution Rights" below.

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

  Unit Split—February 28, 2007

        On February 28, 2007 the Partnership completed a two-for-one split of the Partnership's Common Units, whereby holders of record at the close of business on February 22, 2007 received one additional Common Unit for each Common Unit owned on that date. The unit split resulted in the issuance of 15,603,257 Common units and 600,000 Subordinated units Partnership units. For all periods presented, all references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect for the unit split.

  Public Offering—July 6, 2006

        The Partnership priced its offering of 6,000,000 common units at $19.875 per unit. In addition, on July 12, 2006, the Partnership completed the sale of an additional 600,000 common units to cover over-allotments in connection with the Common Unit Offering. The sale of units resulted in total gross proceeds of $131.2 million, and net proceeds of approximately $125.9 million, after the underwriters' commission and legal, accounting and other transaction expenses. The Partnership used the net proceeds from the offering, which includes a capital contribution from its general partner to maintain its 2% general partner interest in the Partnership, to repay a portion of the outstanding indebtedness under term debt on the Partnership Credit Facility.

  Private Placement—December 28, 2005

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

  Private Placement—November 11, 2005

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

  Public Offering—September 21, 2004

        The Partnership priced its offering of 4,314,790 common units at $21.705 per unit. The Partnership sold 4,000,000 units, for gross proceeds of $86.8 million. The remaining 314,790 were sold by certain unitholders, who retained the proceeds. In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 647,218 common units, for gross proceeds of $14.1 million. Underwriters' fees of $4.8 million, and professional fees and other offering costs of $0.4 million, reduced the gross proceeds of $100.9 million to $95.7 million of net proceeds. The net proceeds of $95.7 million, and the $2.1 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds associated with the offering of $97.8 million.

  Private Placement—July 30, 2004

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

  Public Offering—January 12, 2004

        The Partnership priced its offering of 2,296,000 common units at $19.95 per unit. The Partnership sold 2,200,888 units, for gross proceeds of $43.9 million. The remaining 95,112 were sold by certain unitholders, who retained the proceeds. In connection with the over-allotment provisions of the underwriting agreement, the Partnership issued an additional 145,000 common units, for gross proceeds of $2.9 million. Underwriters' fees of $2.5 million, and professional fees and other offering costs of $1.3 million, reduced the gross proceeds of $46.8 million to $43.0 million of net proceeds. The net proceeds of $43.0 million, and the $0.9 million contributed by the general partner to maintain its 2% interest, resulted in total net proceeds of $43.9 million.

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

        In 2005 MarkWest Hydrocarbon, the Partnership, several of its affiliates, and an unrelated co-defendant, were served with three lawsuits, which in 2006 were consolidated into a single action captioned Ricky J. Conn, et al. v. MarkWest Hydrocarbon, Inc. et al., Floyd Circuit Court, Commonwealth of Kentucky, and Civil Action No. 05-CI-00137 (consolidated March 27, 2006 of three cases originally filed February, 2005). These actions involved third-party claims of property and personal injury damages sustained as a consequence of an NGL pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky. The pipeline was owned by an unrelated business entity, Equitable Production Company, and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC ("MEA"). MEA transports NGLs from the Maytown gas processing plant to MEA's Siloam fractionator. The explosion and fire from the leaked vapors resulted in property damage to several residential structures and injuries to some of the residents.

        The Partnership notified its general liability insurance carriers of the incident and the lawsuits in a timely manner and coordinated its legal defense with the insurers. As of February 1, 2007, all of the claims in the litigation were fully settled, with the MarkWest's insurance policies and its co-defendant and its separate insurance policy, funding the settlements.

        In June 2006, a Notice of Probable Violation and Proposed Civil Penalty (NOPV) (CPF No. 2-2006-5001) was issued by OPS to both MarkWest Hydrocarbon and Equitable Production Company, the owner of the pipeline, asserting six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter is presently set for the last week of March, 2007. One of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty, concerns alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

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

        With regard to the Partnership's Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Hipolito Gonzales et al. v. ASARCO Incorporated, et al., (Cause No. 98-1055-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28th Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The Gonzales action was settled in early 2006 pursuant to a mediation held December 9, 2005. The other actions have been and are being vigorously defended and, based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership.

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

        In Michigan, the Partnership assumed the Midstream Business's existing third-party contracts. As a result, the Partnership gathers and processes gas directly for those third parties. The Partnership receives 100% of all fees and percent-of-proceeds consideration for the first 10,000 Mcf/d gathered in Michigan. MarkWest Hydrocarbon retains a 70% net profit interest in the gathering and processing income earned on Michigan pipeline throughput in excess of 10,000 Mcf/d, calculated quarterly. For years ended December 31, 2006, 2005 and 2004, MarkWest Hydrocarbon's net profit interest was $0.0 million, $0.0 million and $0.5 million, respectively, which amounts are included in facility expenses.

19. Subsequent Event

        On December 7, 2006, the Partnership filed a Form S-4 exchange offer registration statement related to the Senior Notes (see Note 11). The registration became effective January 23, 2007. An interest penalty was assessed at 0.5% between the dates of January 8, 2007 and February 26, 2007.

        In the first quarter of 2007, the Partnership's Gulf Coast business unit received proceeds of $5.5 million from a recently concluded rate case. The proceeds will be recorded as a reduction of facilities expense and interest income in the first quarter results of operations.

20. Segment Information

        The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and refinery off-gas; and the gathering and transportation of crude oil. The Partnership is a processor of natural gas in the northeastern and southwestern United States, processing gas from the Appalachian Basin, one of the country's oldest natural gas-producing regions, and from East Texas, Gulf Coast and Michigan. Our chief operating decision maker is our chief executive officer ("CEO"). Our CEO reviews the Partnership's discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operations. Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a segment basis. The Partnership's segments are as follows:

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

        The Partnership prepares business segment information in accordance with GAAP (see Note 1), except that certain items below the "Operating Income" line are not allocated to business segments, as management does not consider them in its evaluation of business unit performance. In addition, selling, general and administrative expenses are not allocated to individual business segments. Management evaluates business segment performance based on operating income before selling, general and administrative expenses. Revenues from MarkWest Hydrocarbon are reflected as revenue from Affiliates.

        The table below presents information about operating income for the reported segments for the three years ended December 31, 2006, 2005 and 2004 (in thousands).

Year ended December 31, 2006:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues:
Unaffiliated parties	$174,279	$207,510	$84,595	$2,027	$13,282	$68,950	$550,643
Affiliated parties	—	—	—	73,636	—	—	73,636

Total Revenues	174,279	207,510	84,595	75,663	13,282	68,950	624,279
Purchased product costs	91,637	170,168	67,349	43,648	3,435	—	376,237
Facility expenses	15,683	7,883	5,638	13,997	5,721	11,190	60,112
Depreciation	7,783	3,007	4,100	3,573	5,015	6,500	29,978
Amortization	8,244	—	—	—	—	7,803	16,047
Accretion	44	26	20	12	—	—	102

Operating income (loss) before selling, general and administrative expenses and depreciation expense not allocated to segments	$50,888	$26,426	$7,488	$14,433	$(889)	$43,457	$141,803

Capital expenditures	$23,508	$34,114	$12,669	$2,315	$156	$2,748	$75,510
Capital expenditures not allocated to segments							1,877

Capital expenditures							$77,387

Assets attributable to segments	$331,485	$126,421	$72,068	$51,020	$46,383	$414,170	$1,041,547
Investment in Starfish							64,240
Fair value of derivative instruments							6,970
Leasehold Improvements(1)							2,023

Total Assets							$1,114,780

(1)
Leasehold improvements not attributable to segments include tenant improvements for the Partnership's office lease in downtown Denver, Colorado.

Year ended December 31, 2005:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues:
Unaffiliated parties	$128,267	$214,043	$107,712	$1,686	$12,479	$13,832	$478,019
Affiliated parties	—	—	—	64,922	—	—	64,922

Total Revenues	128,267	214,043	107,712	66,608	12,479	13,832	542,941
Purchased product costs	81,030	193,787	92,602	38,435	3,030	—	408,884
Facility expenses	10,463	4,927	4,990	19,360	6,080	2,152	47,972
Depreciation	4,836	2,385	3,383	3,187	4,665	1,078	19,534
Amortization	8,293	—	68	—	—	1,295	9,656
Accretion	33	63	22	41	—	—	159

Operating income (loss) before selling, general and administrative expenses	$23,612	$12,881	$6,647	$5,585	$(1,296)	$9,307	$56,736

Capital expenditures	$46,088	$11,937	$7,765	$4,611	$251	$98	$70,750
Assets attributable to segments	$324,231	$75,576	$59,178	$55,436	$50,560	$441,945	$1,006,926
Investment in Starfish							39,167

Total Assets							$1,046,093

Year ended December 31, 2004:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenues:
Unaffiliated parties	$39,737	$133,889	$70,044	$1,610	$15,633	$—	$260,913
Affiliated parties	—	—	—	59,026	—	—	59,026

Total Revenues	39,737	133,889	70,044	60,636	15,633	—	319,939
Purchased product costs	21,474	118,325	55,519	30,031	3,990	—	229,339
Facility expenses	3,229	3,659	3,694	13,444	5,885	—	29,911
Depreciation	1,489	2,059	3,099	4,329	4,580	—	15,556
Amortization	3,446	—	194	—	—	—	3,640
Impairment	—	—	—	130	—	—	130
Accretion	13	—	—	—	—	—	13

Operating income before selling, general and administrative expenses	$10,086	$9,846	$7,538	$12,702	$1,178	$—	$41,350

Capital expenditures	$19,343	$2,917	$3,899	$2,856	$1,452	$—	$30,467
Assets attributable to segments	$298,451	$64,433	$59,071	$51,088	$56,379	$—	$529,422

        The following is a reconciliation of operating income before selling, general and administrative expenses to net income (in thousands):

	Year ended December 31,
	2006	2005	2004
Total segment revenue	$624,279	$542,941	$319,939
Derivative gain (loss) not allocated to segments	5,632	(1,851)	(820)

Total revenue	$629,911	$541,090	$319,119

Total segment operating income before derivative gain (loss), selling, general and administrative expenses and depreciation expense not allocated to segments	$141,803	$56,736	$41,350
Derivative gain (loss) not allocated to segments	5,632	(1,851)	(820)
Depreciation expense not allocated to segments	(15)	—	—
Selling, general and administrative expenses not allocated to segments	(44,185)	(21,573)	(16,133)

Income (loss) from operations	103,235	33,312	24,397
Earnings (losses) from unconsolidated affiliates	5,316	(2,153)	(65)
Interest income	962	367	87
Interest expense	(40,666)	(22,469)	(9,236)
Amortization of deferred financing costs	(9,094)	(6,780)	(5,236)
Miscellaneous income	11,100	78	15

Income before Texas Margin Tax	70,853	2,355	9,962
Texas Margin Tax	(769)	—	—

Net income	$70,084	$2,355	$9,962

21. Quarterly Results of Operations (Unaudited)

        The following summarizes the Partnership's quarterly results of operations (in thousands):

	Three months ended
2006
	March 31	June 30	September 30	December 31
Revenue	$167,766	$147,987	$176,557	$137,601
Income from operations	22,400	23,311	40,300	17,224
Net income	13,873	14,094	29,978	12,139
Limited partner's share of net income (loss)	13,045	13,276	31,176	13,430
Net income per limited partner unit:
Basic	$0.51	$0.52	$0.82	$0.41
Diluted	$0.50	$0.51	$0.82	$0.41
	Three months ended
2005
	March 31	June 30	September 30	December 31
Revenue	$98,747	$112,612	$142,181	$187,550
Income from operations	$8,451	$4,747	$6,872	$13,242
Net income (loss)	$4,265	$671	$602	$(3,183)
Limited partner's share of net income (loss)	$4,346	$385	$79	$(4,568)
Net income (loss) per limited partner unit:
Basic	$0.21	$0.02	$0.01	$(0.20)
Diluted	$0.21	$0.02	$0.01	$(0.20)

22. Valuation and Qualifying Accounts

        Activity in the allowance for doubtful accounts is as follows (in thousands):

	December 31,
	2006	2005	2004
Balance at beginning of period	$151	$211	$80
Charged to costs and expenses	118	42	211
Other charges(1)	(151)	(102)	(80)

Balance at end of period	$118	$151	$211

    (1)
    Bad debts written off (net of recoveries).

23. Restatement of Consolidated Financial Statements

        Subsequent to the issuance of the Partnership's 2006 consolidated financial statements, the Partnership determined that certain revenue transactions in the East Texas segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue No. 99-19, Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires the Partnership to record revenue gross when it acts as the principal in a transaction and net when it acts as an agent. As a result, the Partnership has restated its consolidated financial statements for the years ended December 31, 2006 and 2005.

        The following tables present the impact of the restatement on the affected line items of the consolidated statements of operations for the periods presented (in thousands):

	Year ended December 31, 2006			Year ended December 31, 2005
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Unaffiliated revenues	$496,684	$53,959	$550,643	$436,013	$42,006	$478,019
Revenues	575,952	53,959	629,911	499,084	42,006	541,090
Purchased product costs	322,278	53,959	376,237	366,878	42,006	408,884
Total operating expenses	472,717	53,959	526,676	465,772	42,006	507,778

        This restatement has the effect of increasing the amounts included in the revenue line item "Unaffiliated revenues" and increasing, by the same amount, the amounts included in "Purchased product costs". Although the misstatement for the year ended December 31, 2004 was deemed immaterial, revenue and purchased product costs have both been increased by $17.8 million to reflect the correction of this error. The restatement of revenue and expenses does not affect net income, earnings per unit, the consolidated statements of partners' capital or the consolidated balance sheets.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On September 20, 2005, the Partnership engaged Deloitte & Touche LLP as the Registrant's independent registered public accounting firm for the year ending December 31, 2005, and to perform procedures related to the financial statements included in the Partnership's quarterly reports on Form 10-Q, beginning with the quarter ended September 30, 2005. The Audit Committee made the decision to engage Deloitte & Touche and that decision was then approved, adopted and ratified by the Partnership's Board of Directors. The Partnership had not consulted with Deloitte & Touche during the two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and neither a written report was provided to the Partnership nor oral advice was provided that Deloitte & Touche concluded was an important factor considered by the Partnership in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.    Controls and Procedures (Revised)

  Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended(the "Exchange Act")) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the restatement of its financial statements to correct an error in accounting for certain revenue arrangements in our East Texas segment which were inappropriately accounted for net as an agent, the Partnership reevaluated its disclosure controls and procedures. In connection with the preparation of this restated Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. In making this evaluation, our management considered the material weakness discussed in Management's Report on Internal Control Over Financial Reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

        There have been changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting:

Remediation of Prior Year's Material Weaknesses in Internal Control

        As reported in Item 9A of the Partnership's 2005 Form 10-K, material weaknesses existed in the Partnership's control structure as of December 31, 2005 and 2004. The remediation of these material weaknesses and underlying significant deficiencies were addressed by a series of actions detailed in prior filings.

        Although each of the individual control changes may not be material alone, in aggregate the control changes implemented have had a material impact on the effectiveness of the control environment.

        Internal Control Environment.    In connection with management's assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified the presence of an ongoing material weakness related to our internal control environment. Specifically, our control environment did not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement, as was evidenced by deficiencies or significant deficiencies.

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

  •
  We established a compliance office focused on the entity-level risk assessment, control design, deficiency identification and remediation, detailed review and re-documentation of all of our internal control processes and implementation of significant internal control design changes to ensure that all internal control objectives are met.

  •
  We conducted an entity-level risk assessment, established an internal audit plan and began to execute that internal audit plan. Results are reported directly to our general partner's audit committee and to senior management.

  •
  We established a Fraud Risk Assessment and Management Program and executed that program.

  •
  We enhanced employee awareness of our already existing Code of Conduct, ethics and anti-fraud policies through a training program that we delivered to substantially all employees in the second and third quarters of 2006.This training included heightened awareness of the ethics hotline availability and access options.

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

  •
  Segregation of duties within certain key processes was inadequate to support management's assertions with respect to accuracy and completeness of financial records.

  •
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

  •
  We centralized substantially all accounting functions in the Denver office to provide enhanced communication and reporting capability.

  •
  Spreadsheet controls related to change management within key financial spreadsheets.

  •
  We adopted new policies and practices around spreadsheets supported by new controls governing change management within key financial spreadsheets.

  •
  We augmented the new spreadsheet change management controls by identifying compensating controls for reliance during the controls maturation process.

        Risk Management.    In connection with management's assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2005, we identified, as of December 31, 2005, the presence of a material weakness related to our risk management. We did not have adequate internal controls and processes in place to support our management's assertions with respect to the completeness, accuracy and validity of commodity transactions. The design of internal controls over commodity transactions did not support the independent validation of data or control and review of transaction activity. In particular, personnel responsible for executing and entering transactions into commodity accounting systems also had duties that were not compatible with transaction execution and entry. In order to remediate this material weakness, we added the following personnel in July 2005, January and September 2006, respectively:

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

  •
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

        Management tests of controls conducted in the fourth quarter of 2006 and as of December 31, 2006, provide reasonable assurance that the enhanced and changed controls were operating effectively and that the material weaknesses identified at December 31, 2005, except for the material weakness reported at December 31, 2006 and described in the 2006 Management's Report on Internal Controls Over Financial Reporting, have been remediated.

        Because Javelina was acquired late in 2005, management did not include the internal control processes for the Javelina entities in its assessment of internal controls as of December 31, 2005. Management has included all aspects of internal controls for Javelina in its 2006 assessment.

Remediation Efforts for Current Year's Material Weakness in Internal Control Subsequent to December 31, 2006

        As reported in Management's Report on Internal Controls Over Financial Reporting, a material weakness existed related to proper contract accounting for certain technical accounting issues such as accounting for derivatives and revenue recognition as of December 31, 2006. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated prior to year-end. As of year-end, management did not have a process in place to monitor previously existing contracts in response to specific technical accounting issues such as changes in SFAS No. 133 and revenue recognition issues such as whether to record revenue gross as a principal or net as an agent.

        In our Form 10-K originally filed on March 7, 2007, management believed this material weakness was narrowly related to the lack of a comprehensive review of all contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivative implications and SFAS No. 133 issues had been made appropriately and remained appropriate. The reason such a comprehensive review was deemed necessary was because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed. Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses. Prior to our Form 10K originally filed on March 7, 2007, management had enhanced the process for identifying derivatives and conducted a comprehensive review of substantially all contracts across the Partnership to determine whether derivatives and embedded derivatives have been appropriately identified and that those determinations remain appropriate given evolving literature. No errors with respect to derivatives and embedded derivatives were noted in that review process.

        Subsequent to March 7, 2007, management determined that in addition to the improper evaluation of derivatives, other contract accounting issues existed at December 31, 2006, specifically related to recording revenue gross as a principal or net as an agent.

        Subsequent to December 31, 2006, management has enhanced its contract accounting review process to ensure appropriate accounting treatment for new and previously existing contracts. Management has also completed a reevaluation of all critical accounting memos that have a direct impact on contract accounting. In addition, management will enhance existing contract accounting review checklists to ensure proper accounting analysis of significant revenue recognition and technical accounting areas.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (REVISED)

        Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

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

        Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2006.

        At December 31, 2006, management identified the existence of a continuing material weakness related to contract accounting. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of year-end, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not conducted a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate. A comprehensive review was deemed necessary because the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Partnership included in this Annual Report on Form 10-K/A, has issued an attestation report on management's assessment of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm".

Date: November 2, 2007	By:	/s/ FRANK M. SEMPLE Frank M. Semple President & Chief Executive Officer
Date: November 2, 2007	By:	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MarkWest Energy GP, L.L.C.
Denver, Colorado

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that MarkWest Energy Partners, L.P. and subsidiaries (the "Partnership") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's revised assessment: At December 31, 2006, management identified and we confirmed the existence of a continuing material weakness related to accounting for contracts involving certain technical accounting issues such as accounting for derivatives and revenue recognition. Specifically, there was an issue related to a prior year material weakness that had not been fully remediated prior to year-end. As of year-end, management did not have a process in place to monitor previously existing contracts for certain technical accounting issues such as accounting for derivatives in response to changes in SFAS No. 133 and revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. Management had not conducted a comprehensive review of all contracts entered into prior to 2006 for the purpose of ensuring that accounting for contracts involving technical accounting issues such as revenue recognition and determinations about derivative implications and SFAS No. 133 issues had been made appropriately and remained appropriate. A comprehensive review was deemed necessary as the determinations related to these historical contracts were originally made in an environment where material weaknesses are known to have existed. Inappropriate conclusions could lead to errors, the most significant of which would likely be in recognition of unrealized gains or losses.

The material weakness resulted from deficiencies in the design and operating effectiveness of controls relating to the ongoing monitoring of previously existing contracts for certain technical accounting issues such as accounting for derivatives in response to changes in SFAS No. 133 and revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. The operating effectiveness deficiencies relate to the application of normal purchase/normal sale provisions of SFAS No. 133 and recording of revenue net as an agent versus gross as a principal. This identified weakness resulted in a material adjustment requiring that revenue be recorded gross, as a principal, instead of net, as originally recorded. This adjustment of revenue and purchased product costs represents a control deficiency and resulted in the restatement of the company's annual consolidated financials for the year ending December 31, 2005 and 2006, and the quarters ending March 31, 2007 and June 30, 2007, as discussed in Note 23 to the consolidated financial statements.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Partnership and our report dated March 6, 2007 (November 2, 2007 as to the effects of the restatement discussed in Note 23) expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE, LLP

Denver, Colorado
March 6, 2007
(November 2, 2007 as to the effects of the material weakness discussed in Management's Report on Internal Control Over Financial Reporting, as revised)

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

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

        Three members of the board of directors of our general partner serve on the Audit Committee that reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls. Three members of the board of directors of our general partner serve on the Compensation Committee, which oversees compensation decisions for the officers of our general partner as well as the compensation plans described below under the headings "Non-Competition, Non-Solicitation and Confidentiality Agreement and Severance Plan" and "Long-Term Incentive Plan," which is included herein by reference. The members of the Compensation and Audit Committees for 2005 and 2006 were Keith E. Bailey, Charles K. Dempster and William P. Nicoletti.

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

        John M. Fox has served as MarkWest Hydrocarbon's Chairman of the Board of Directors since its inception in April 1988, and in the same capacity for the general partner of MarkWest Energy since May 2002. Mr. Fox also served as President and Chief Executive Officer of MarkWest Hydrocarbon and the general partner of MarkWest Energy from April 1988 until his retirement as President on November 1, 2003, and his resignation as Chief Executive Officer effective December 31, 2003. Mr. Fox was a founder of Western Gas Resources, Inc. and was its Executive Vice President and Chief Operating Officer from 1972 to 1986.

        Keith E. Bailey has served as a member of the board of directors of our general partner since January 2005. Mr. Bailey was formerly the Chairman, President and Chief Executive Officer of The Williams Companies, Inc. ("Williams"). Commencing in 1973, Mr. Bailey served in various capacities with Williams and its subsidiaries, including President and Chairman of Williams Pipe Line, Chairman of Wiltel Communications, President of Williams Natural Gas, and Executive Vice President and Chief Financial Officer of Williams. Also, Mr. Bailey served on the Williams board of directors from 1988 until his retirement in 2002, including eight years as Chairman. On April 22, 2002, the Debtors filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization that became effective October 15, 2002. He currently serves on the boards of directors of Apco Argentina Inc., Associated Electric & Gas Insurance Services Limited (Aegis) and Integrys Energy Group Inc. Mr. Bailey holds a bachelor's degree in mechanical engineering from the Missouri School of Mines and Metallurgy.

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

Mr. Dempster holds a bachelor's degree in civil engineering from the University of Houston and attended graduate business school at the University of Nebraska.

        Donald C. Heppermann served as Executive Vice President, Chief Financial Officer and Secretary of MarkWest Hydrocarbon, Inc. and the general partner of MarkWest Energy since October 2003 until his retirement in March 2004. Mr. Heppermann joined MarkWest Hydrocarbon and the general partner of the Partnership in November 2002 as Senior Vice President and Chief Financial Officer, and served as Senior Executive Vice President beginning in January 2003. Mr. Heppermann has served as a member of the Company's Board of Directors since November 2002 and the general partner of the Partnership's board of directors since its inception in May 2002. He also serves as Chairman of the Finance Committee. Prior to joining MarkWest Hydrocarbon and the general partner of MarkWest Energy, Mr. Heppermann was a private investor and career executive in the energy industry with responsibilities in operations, finance, business development and strategic planning. From 1990 to 1997, Mr. Heppermann served as President and Chief Operating Officer for InterCoast Energy Company, an unregulated subsidiary of Mid American Energy Company. From 1987 to 1990, Mr. Heppermann was Vice President of Finance for Pinnacle West Capital Corporation, the holding company for Arizona Public Service Company. From 1965 to 1987, Enron Corporation and its predecessors employed Mr. Heppermann in a variety of positions, including Executive Vice President, Gas Pipeline Group.

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

        Frank M. Semple, President, Chief Executive Officer and Director, was appointed as President of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on November 1, 2003. Mr. Semple also became Chief Executive Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy on January 1, 2004. Prior to his appointment, Mr. Semple served in various capacities, most recently as Chief Operating Officer of WilTel Communications, formerly Williams Communications Group, Inc. ("WCG") from 1997 to 2003. Prior to his tenure at WilTel Communications, he was the Senior Vice President/General Manager of Williams Natural Gas from 1995 to 1997, Vice President of Marketing and Vice President of Operations and Engineering for Northwest Pipeline, and Director of Product Movements and Division Manager for Williams Pipeline during his 22-year career with The Williams Companies. During his tenure at Williams Communications, he also served on the board of directors for PowerTel Communications and the Competitive Telecommunications Association (Comptel). On April 22, 2002, WCG and one of its subsidiaries ("Debtors") filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization that became effective

October 15, 2002. Mr. Semple holds a Mechanical Engineering degree from the United States Naval Academy and is a professional engineer registered in the State of Kansas.

        C. Corwin Bromley, Senior Vice President, General Counsel and Secretary, was appointed as General counsel of MarkWest Hydrocarbon and MarkWest Energy in October 2004. Prior to joining MarkWest, Mr. Bromley served as Assistant General Counsel at RAG American Coal Holding, Inc. from 1999 through 2004, and as General-Managing Attorney and Sr. Environmental Attorney at Cyprus Amax Minerals Company from 1989 to 1999. Prior to that, Mr. Bromley spent four years in private practice with the law firm Popham, Haik, Schnobrich & Kaufman from 1984 through 1989. Preceding his legal career, Mr. Bromley worked as a structural/design engineer involved in several domestic and international LNG and energy projects with the firms CBI, Inc. and Chicago Bridge & Iron Company. Mr. Bromley received his J.D. degree from the University of Denver and his bachelor's degree in Civil Engineering from the University of Wyoming.

        Nancy K. Buese (formerly Masten), Senior Vice President, Chief Financial Officer, was appointed Chief Financial Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006. Prior to her appointment as CFO, Ms. Buese served as Chief Accounting Officer of the Company and the Partnership's general partner since November 2005. Prior to joining MarkWest, Ms. Buese was the Chief Financial Officer for Experimental and Applied Sciences ("EAS") in Golden, Colorado. EAS is a wholly owned subsidiary of the Ross Product Division of Abbott Laboratories. Prior to her employment at EAS, Ms. Buese was a Vice President with TransMontaigne Inc. in Denver, Colorado. Preceding this appointment, Ms. Buese was a Partner with Ernst & Young LLP, having spent time in the firm's Denver, London, New York and Washington, D.C. offices.

        John C. Mollenkopf, Senior Vice President, Chief Operations Officer, was appointed as Chief Operations Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006. Prior to his appointment as COO, Mr. Mollenkopf served as Senior Vice President, Southwest Business Unit, since January 2004 and as Vice President, Business Development since January 2003. Prior to these positions he served as Vice President, Michigan Business Unit, of MarkWest Energy's general partner since its inception in May 2002 and in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Mollenkopf was General Manager of the Michigan Business Unit of MarkWest Hydrocarbon since 1997. He joined MarkWest Hydrocarbon in 1996 as Manager, New Projects. From 1983 to 1996, Mr. Mollenkopf worked for ARCO Oil and Gas Company, holding various positions in process and project engineering, as well as operations supervision.

        Randy S. Nickerson, Senior Vice President, Chief Commercial Officer, was appointed as Chief Commercial Officer of both MarkWest Hydrocarbon and the general partner of MarkWest Energy in October 2006. Prior to his appointment as CCO, Mr. Nickerson served as Senior Vice President, Corporate Development of MarkWest Hydrocarbon since October 2003, and as Executive Vice President, Corporate Development of the Partnership's general partner since January 2003. Prior to these positions, Mr. Nickerson served as Senior Vice President of the Partnership's general partner since its inception in May 2002 and served in the same capacity with MarkWest Hydrocarbon since December 2001. Prior to that, Mr. Nickerson served as MarkWest Hydrocarbon's Vice President and the General Manager of the Appalachia Business Unit since June 1997. Mr. Nickerson joined MarkWest Hydrocarbon in July 1995 as Manager, New Projects and served as General Manager of the Michigan Business Unit from June 1996 until June 1997. From 1990 to 1995, Mr. Nickerson was a Senior Project Manager and Regional Engineering Manager for Western Gas Resources, Inc. From 1984 to 1990, Mr. Nickerson worked for Chevron USA and Meridian Oil Inc. in various process and project engineering positions.

        Richard A. Ostberg, Vice President Risk and Compliance, was appointed as the Vice President of Risk and Compliance of MarkWest Hydrocarbon and the general partner of MarkWest Energy in

July 2005. Prior to that, Mr. Ostberg served as Vice President and Controller of Black Hills Energy. Prior to Black Hills, Mr. Ostberg spent four years with Pacific Minerals, Inc, the operator of the Bridger Coal mine and spent eight years with Deloitte & Touche LLP in their audit practice, including two years consulting from his national office assignment in Washington, D.C.

        Andrew L. Schroeder, Vice President Finance, Treasurer and Assistant Secretary, has served in these positions with MarkWest Hydrocarbon and the Partnership's general partner since February 2003. Prior to his appointment, he was Director of Finance/Business Development at Crestone Energy Ventures from 2001 through 2002. Prior to that, Mr. Schroeder worked at Xcel Energy for two years as Director of Corporate Financial Analysis. Prior to that, he spent seven years working with various energy companies. He began his career with Touche, Ross & Co. and spent eight years in public accounting. He is a Certified Public Accountant licensed in the State of Colorado.

        David L. Young, Senior Vice President, Corporate Services, was appointed to that position in of MarkWest Hydrocarbon and the Partnership's general partner effective October 2006. Prior to that, Mr. Young served as Senior Vice President, Northeast Business Unit, since February 1, 2004. Prior to joining MarkWest, Mr. Young spent eighteen years at The Williams Companies, Inc. in Tulsa, Oklahoma, having served most recently as Vice President and General Manager of the video services business for WilTel Communications, formerly WCG from 1997 to 2003. Prior to that, Mr. Young's management positions at The Williams Companies included serving as Senior Vice President and General Manager for Texas Gas Pipeline and Williams Central Pipeline Company. On April 22, 2002, the Debtors filed a petition for relief under the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. On September 30, 2002, the Bankruptcy Court entered an order confirming the Debtors' plan of reorganization that became effective October 15, 2002.

Audit Committee Financial Expert

        Each of the individuals serving on our Audit Committee satisfies the standards for independence of the AMEX and the SEC as they relate to audit committees. Our board of directors believes each of the members of the Audit Committee is financially literate. In addition, our board of directors has determined that Mr. Bailey is financially sophisticated and qualifies as an "audit committee financial expert" within the meaning of the regulations of the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our general partner's directors, executive officers, and persons who own more than 10% of any class of our equity securities registered under Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership in such securities. SEC regulations also require directors, executive officers and greater than 10% unitholders to furnish us with copies of all Section 16(a) reports they file.

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

ITEM 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

        Like most publicly traded limited partnerships, we have no direct officers or employees. Both our General Partner and the General Partner's majority owner, MarkWest Hydrocarbon, have commonly appointed executive officers. However, these executives are solely employed by MarkWest Hydrocarbon, and are compensated by MarkWest Hydrocarbon. The General Partner has entered into a Services Agreement with MarkWest Hydrocarbon for it to provide the day to day operational, management, accounting, personnel and related administrative services to the Partnership. Under the Services Agreement, the General Partner reimburses MarkWest Hydrocarbon for an allocated portion of its employees' and of the common executives' base and incentive compensation. Further, due to the relatively greater amount of cash flow and income generated by the Partnership, the Partnership funds a proportional share of the short-term cash incentive pool available for the MarkWest Hydrocarbon employees, including the common executive officers. Accordingly, both the MarkWest Hydrocarbon and the General Partner's Compensation Committees and Boards of Directors are involved in the determination of executive and employee compensation. The compensation of the named executive officers presented in this Compensation Discussion and Analysis and the accompanying tables, reflect the total combined compensation for the named executive officers' services to both the Partnership and MarkWest Hydrocarbon.

Compensation Committee

Committee Members and Independence

        The Compensation Committee consists of three members of the board of directors of our general partner, Charles K. Dempster (chairman), William Nicoletti and Keith E. Bailey. The Compensation Committee is charged with overseeing the compensation of the Partnership's directors and executives, and with administering the Partnership's incentive-compensation plans, including its equity-based plan, the MarkWest Energy Partners, L.P. Long-Term Incentive Plan. Each member of the Compensation Committee qualifies as an independent director under the requirements of the Securities and Exchange Commission, and the American Stock Exchange.

Role of Committee

        The Compensation Committee discharges the Board's responsibilities relating to general compensation policies and practices and to compensation of our directors and executives. The Compensation Committee also administers our incentive-compensation plans and equity-based plans. In discharging its responsibilities, the Compensation Committee establishes principles and procedures in order to ensure to the Board and the unitholders that the compensation practices of the Partnership are appropriately designed and implemented to attract, retain and reward high quality directors and executives, and are in accordance with all applicable legal and regulatory requirements. In this context, the Compensation Committee's authority, duties and responsibilities are:

  •
  To annually review the Partnership's philosophy regarding executive compensation.

  •
  To periodically review market and industry data to assess the Partnership's competitive position, and to retain any compensation consultant to be used to assist in the evaluation of directors' and executive officers' compensation.

  •
  To establish and approve the Partnership's goals and objectives, and associated measurement metrics relevant to compensation of the Partnership's executive officers,

  •
  To establish and approve incentive levels and targets relevant to compensation of the executive officers.

  •
  To annually review and make recommendations to the Board to approve, for all principal executives and officers, the base and incentive compensation, taking into consideration the judgment and recommendation of the Chief Executive Officer for the compensation of the principal executives and officers.

  •
  To separately review, determine and approve the Chief Executive Officer's applicable compensation levels based on the Committee's evaluation of the Chief Executive Officer's performance in light of the Partnership's and the individual goals and objectives.

  •
  To periodically review and make recommendations to the Board with respect to the compensation of directors, including board and committee retainers, meeting fees, equity-based compensation, and such other forms of compensation as the Compensation Committee may consider appropriate.

  •
  To administer and annually review the Partnership's incentive compensation plans and equity-based plans.

  •
  To review and make recommendations to the Board regarding any executive employment agreements, any proposed severance arrangements or change in control and similar agreements/provisions, and any amendments, supplements or waivers to the foregoing agreements, and any perquisites, special or supplemental benefits.

  •
  To review and discuss with management, the Compensation Disclosure and Analysis (CD&A), and determine the Committee's recommendation for the CD&A's inclusion in the Partnership's annual report filed on Form 10-K/A with the SEC.

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

  •
  Reports on the Partnership's financial and stock performance versus a peer group of companies;

  •
  Reports from the Committee's compensation consultant regarding market and industry data relevant to executive officer compensation;

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

Compensation Philosophy

General Philosophy

        The primary objectives of our compensation program are to attract, retain and challenge high quality executives through a total compensation plan that is both market competitive and performance-based. We strive to accomplish these objectives by compensating all employees, including our Named Executive Officers (the "NEOs"), with a total compensation packages consisting of a combination of competitive base salary and incentive compensation. We believe that compensation should be designed to reward executives for achievement of the Partnerships' financial plans and strategic objectives, and to provide opportunities for increased compensation based on extraordinary performance by our employees, including our NEOs.

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

        The performance based compensation for our executives is in the form of (i) annual cash incentives to promote achievement of, and accountability for, shorter term performance plans and strategic goals, and (ii) equity grants, designed to align the long-term interests of our executive officers with those of our unitholders, by creating a strong and direct link between executive compensation and unitholder return over a multiple year performance cycle. Long term incentive equity awards are granted in phantom units issued under the Partnership's Long-Term Incentive Plan, and in restricted stock issued under the MarkWest Hydrocarbon 2006 Stock Incentive Plan. These shares/units vest one-third annually over a three-year period.

        In addition to the performance based equity grants, the NEOs and other key members of management have had the opportunity to purchase from MarkWest Hydrocarbon membership interests in the Partnership's General Partner. This opportunity for General Partner ownership was provided in order incent and retain key employees and align their interests with our long term strategic goals. The purchase arrangements are referred to as the Participation Plan and are discussed in further detail below.

Base Compensation to Reflect Position and Responsibility and Competitiveness within Industry

        A key component of an executive's total compensation, base salaries are designed to compensate executives commensurate with their respective level of experience, scope of responsibilities, sustained individual performance and future potential. The goal has been to provide for base salaries that are sufficiently competitive with other similar-sized energy companies and/or partnerships, both regionally and nationally, in order to attract and retain talented leaders.

Overall Philosophy

        Our compensation philosophy is based on the premise of attracting and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining NEO compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance, the use of equity to align NEO interests with those of our stockholders, individual contributions, teamwork and performance, each NEO's total compensation package, and internal pay equity.

Compensation Setting Process

Coordination with MarkWest Hydrocarbon

        As stated above, neither we, nor our General Partner have any direct employees, but we have commonly appointed executive officers with MarkWest Hydrocarbon. These executive officers perform management services for the Partnership pursuant to a Services Agreement between MarkWest Hydrocarbon and our General Partner. Under the Services Agreement, we reimburse MarkWest Hydrocarbon for that portion of these executive officers' time and compensation devoted to the Partnership's business and affairs. Accordingly, our Compensation Committee participates with MarkWest Hydrocarbon in the determination of the executives' base and incentive compensation and participates in an allocated portion of the funding of short term incentive cash compensation payments as well as the long term equity awards provided to the executives.

Management's Role in the Compensation Setting Process

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

        The Chief Executive Officer and the General Counsel and Secretary generally attend the Committee meetings. However, the Committee also regularly meets in executive session. The Chief Executive Officer makes recommendations with respect to financial and corporate goals and objectives, and makes non CEO executive compensation recommendations to the Compensation Committee based on Partnership performance, individual performance and the peer group compensation market analysis. The Compensation Committee considers and deliberates on this information and in turn makes recommendations to the Board of Directors, for the Board's determination and approval of the NEO's and other members of senior management's compensation, including base compensation, short-term cash incentives and long-term equity incentives. The Chief Executive Officer's performance and compensation is reviewed, evaluated and established separately by the Compensation Committee and ratified and approved by the Board of Directors.

Committee Consultants—Benchmarking

        To evaluate all areas of executive compensation, the Compensation Committee seeks the additional input of outside compensation consultants and available comparative information. In 2006, the MarkWest Hydrocarbon Compensation Committee engaged Towers Perrin as a compensation consultant, primarily to provide and analyze peer group data to assist MarkWest Hydrocarbon's and our Compensation Committees in assessing executive compensation levels, for total compensation as well as the individual base and incentive components. The peer group data assembled by Towers Perrin included data from sixteen midstream pipeline/energy companies, replicating our industry competitors and giving a large sample size, but which included companies of varying revenue and market-cap sizes, with varying market maturity from start-up to very mature companies. We selected these companies because they are essentially the same set of companies against which we also compare our overall performance as a performance objective. These peer group companies include: ONEOK Partners, Hiland Partners, DCP Midstream, Regency Energy, Sunoco Logistics, Williams Partners, Magellan Midstream, Atlas Pipeline, TEPPCO Partners, TransMontaigne Partners, Crosstex Energy, Martin Midstream, Buckeye Partners, Holly Energy, Valero, L.P., and Eagle Rock. To normalize the data for comparison, Towers Perrin size adjusted the data using regression analysis to a revenue scope of $1 billion. While the Towers Perrin data was provided to the Compensation Committee to demonstrate the market levels within our industry, the consultant did not provide recommendations in terms of pay package for the NEOs. Towers-Perrin did not make recommendations regarding any element of the NEO compensation package.

        We also take into account broader based survey data for executive compensation among public companies in the energy industry, both regionally and nationally, such as the "ECI Liquid Pipeline Roundtable 2006 Compensation Survey," conducted by Effective Compensation, Incorporated, and the Altman Weil, Inc. "Compensation Benchmarking Survey for 2006," as we believe that this information provides us with a statistically significant sample that supplements the Towers Perrin peer group data.

Setting Total Compensation Levels and Targets

        To ensure our total compensation is competitive and provides appropriate rewards to attract and retain talented leaders, as discussed above, we rely on analyses of peer companies performed by our independent compensation consultants and on other industry and occupation specific survey data available to us. Our general benchmark is to establish both base salary and total compensation for the executive officers at the 50th percentile of the peer group data, recognizing that a significant portion of executive officer total compensation should be contingent upon, or variable with, achievement of individual and Partnership performance objectives and strategic goals, as well as being variable with stockholder value. Further, while the objective for base salary is at the 50th percentile of the peer group data, Executives' base salaries are designed to reward core competencies and contributions to the Company, and may be increased above this general benchmark based on (i) the individual's increased contribution over the preceding year; (ii) the individual's increased responsibilities over the preceding year; and (iii) any increase in median competitive pay levels.

Setting Performance Objectives

        The Partnership's annual and five year business plans and strategic objectives are presented by management at the Partnership's January board meeting. The board engages in an active discussion concerning the financial targets, the appropriateness of the strategic objectives, and the difficulty in achieving same. After making changes it deems appropriate, the board adopts the Partnership's annual business plan. In establishing the compensation plan, our Compensation Committee then utilizes the primary financial objectives from the adopted business plan, distributable cash flow, as the primary targets for determining the executive officers' short-term cash incentives and long term equity incentive compensation. The Committee also establishes additional non-financial performance goals and objectives, the achievement of which is required for funding of a significant portion (25%) of the executive officers' incentive compensation. In 2006, these non financial performance goals and objectives included achieving accurate financial reporting and timely SEC filings; demonstrating full compliance and superior performance in the Partnership's environmental, health and safety practices; performing appropriate SOX/404 remediation activities and achieving successful testing of and compliance with SOX requirements; general and administrative expense management; and reaching top quartile distribution and yield performance as compared to MLP pipeline peer group.

Annual Evaluation

        The Chief Executive Officer recommends the actual incentive award amounts for all other NEOs based on actual company performance relative to the targets as well as on individual performance, and recommends the NEOs' base salaries levels for the coming year. The Compensation Committee considers these recommendations at the end of each fiscal year in determining its recommendations to the Board of Directors for the final short-term cash incentive and long-term equity award amounts for each NEO and for the NEOs base salary levels. The actual incentive amounts awarded to each NEO are ultimately subject to the discretion of the Compensation Committee and the Board of Directors. The incentive awards for the Chief Executive Officer are separately evaluated and determined by the Compensation Committee using similar metrics, and ratified and approved by the Board of Directors.

Other Compensation

        Additional equity-based awards may be also granted to NEOs, as well as other employees, upon commencement of employment, for promotions or special performance recognition, or for retention purposes, based on the recommendation of the Chief Executive Officer. In determining whether to recommend additional grants to an NEO, the Chief Executive Officer typically considers the individual's performance and any planned change in functional responsibility.

Elements of Executive Compensation

Total Compensation

        Total compensation for our NEOs consists of four elements: (i) base salary; (ii) an annual short-term incentive cash award based on achieving specific performance targets as measured by cash flow and other objectives; (iii) an annual long-term equity incentive award, which is also performance based and paid out over a future period in the form of restricted units; and finally (iv) the fair value of each NEO's investment in the General Partner under the Participation Plan (discussed below). Base salaries are the value upon which both the short-term and long term incentive compensation percentage targets are measured against. See table under section entitled Allocation Among Elements, below. For evaluation and comparison of overall compensation of the executives, and to assist it in making its compensation decisions, the Compensation Committee reviews an executive compensation summary worksheet, which sets forth for each NEO: current compensation and compensation target percentages, current equity ownership holdings and GP interest, and current and projected value of each and all such compensation elements, including distributions and dividends therefrom, over a five year period.

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

Incentive Compensation

        Incentive compensation is intended to align compensation with business objectives and performance and enable the company to attract, retain and reward high quality executive officers whose contributions are critical to short and long-term success of the Partnership. The NEOs incentive awards are based upon four key performance metrics: 1) the Partnership's distributable cash flow; 2) MarkWest Hydrocarbon's operating cash flow; 3) achievement of agreed-upon strategic and corporate performance goals; and 4) each executive's departmental and individual goals and performance. The actual incentive amounts awarded to each NEO are ultimately subject to the discretion of the Compensation Committee and the Board of Directors

Short-Term Cash Incentive Plan Compensation

        Short-term incentive awards are paid out in annual cash awards. The short-term cash incentive award targets for the NEOs are established at the beginning of the year as a percentage of their base salary, and the actual awards are determined at the following year's January Board of Directors meetings based on actual company performance relative to established goals and objectives, as well as on evaluation of the NEO's relevant departmental and individual performance during the past year. The short-term cash incentive pool is funded only if a minimum of 75% of the respective cash flow targets of the Partnership and of MarkWest Hydrocarbon is met. Once the threshold is met, then the size of the fund available for all cash incentive awards increases in relation to the extent to which financial targets and non financial objectives are achieved and exceeded, in a linear fashion from threshold through to full stretch, which is capped at 125% of the respective cash flow targets. Short-term cash incentive awards for the NEOs in 2006 were targeted at 40%-50% of base salary for achievement of base-plan performance goals and at up to an additional 40%-50% of base salary for achievement of stretch performance.

Long-Term Equity Incentive Program

        In addition to the base salary and short-term cash incentive payments, our NEOs and other members of senior management are awarded long-term equity compensation based upon meeting or exceeding financial and operational targets that are established by the Board of Directors at the outset of the year. Long term incentive equity awards are granted in phantom units issued under the Partnership's Long-Term Incentive Plan, and in restricted stock issued under the MarkWest Hydrocarbon 2006 Stock Incentive Plan. Allocation of value of long-term equity awards between Partnership phantom units and MarkWest Hydrocarbon shares of restricted stock is based upon time devoted by the individual NEO to the respective entities' business and affairs. Both the phantom units of Partnership and the restricted shares of MarkWest Hydrocarbon vest in equal installments over a three-year period. Recipients are eligible to collect stock dividends and/or common unit distribution payments on these awards during the vesting period. The awards are intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the shares or units. Recipients do not pay any consideration for the shares or units they receive. Long-term equity incentive award targets for the NEOs in 2006 were targeted at a value of at 40-75% of base salary for achievement of the base-plan goals, and the opportunity for stretch long-term equity incentive awards are left to the discretion of the Compensation Committee and the Board.

Participation Plan

        To enable executives to develop and maintain a significant long-term ownership position and alignment with our long term strategic goals, each of the NEOs have been permitted to purchase membership interests in the Partnership's General Partner ("GP interest"), which purchase arrangements are in general referred to as the Participation Plan. The purchase and sale price of a GP interest is based upon a formula which is derived from the then current market value of the Partnership's common units, and the then quarterly distributions previously paid by the Partnership. The GP Interests were purchased by each NEO at different times and in different percentage levels. The fair value of each NEO's GP Interest investment under the Participation Plan is included in the Summary Compensation Table under the column "Other Compensation." The MarkWest Hydrocarbon Board has determined at this time to cease any further sales of GP Interests.

        Due to the differences in each of the NEOs individual level of GP Interests, and the nature and value of such GP interest as opposed to the incentive grants of phantom units, an NEOs individual GP interest level is taken into account in setting an executive's long-term equity incentive target percentages; i.e. generally the higher the individual general partner membership interest, the lower the long-term equity incentive target percentage.

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

	Base Salary	Short-Term Incentive Target	Equity Target
Chief Executive Officer	Value	Value X 50%	Value X TBD%
Chief Financial Officer	Value	Value X 40%	Value X 70%
Chief Financial Officer (retired)	Value	Value X 40%	Value X 40%
Chief Commercial Officer	Value	Value X 40%	Value X 40%
Chief Operations Officer	Value	Value X 40%	Value X 40%
General Counsel	Value	Value X 40%	Value X 75%

Compensation Decisions for 2006

Short-Term Cash Incentive Awards

        Short-term cash incentive awards for the NEOs for 2006 were targeted at 40% - 50% of base salary for achievement of base-plan performance goals and at up to an additional 40% - 50% of base salary for achievement of stretch performance. In 2006, we exceeded all of our base-plan goals and achieved stretch performance levels in financial and operational targets. The Compensation Committees and the Boards of Directors of the General Partner and of MarkWest Hydrocarbon, approved the NEOs short-term cash incentive awards for 2006 at 40% of base salary. For achieving stretch performance in 2006, incremental stretch short term cash incentive awards for the NEOs were granted in the range of approximately 30% to 45% of base salary. The Compensation Committees separately derived the CEO's base, short-term, and long-term incentive. The CEO's short-term cash incentive award for 2006, including the incremental stretch component, was granted at 91% of base salary.

Long-Term Equity Incentive Awards

        The Compensation Committee set the 2006 long-term incentive award targets for NEOs having a value of at 40-75% of base salary for achievement of the base-plan goals, and the opportunity for stretch long-term equity incentive awards are left to the discretion of the Compensation Committee and the Board. For 2006, we exceeded all of our base-plan goals and achieved stretch performance levels in financial and operational targets. The Compensation Committees and the Boards of Directors of MarkWest Hydrocarbon and the General Partner approved the NEOs long-term equity incentive awards in the range from 40% to 75% of base salary. For achieving stretch performance in 2006, incremental stretch long-term equity incentive awards were granted in the range of approximately 10% to 20% of their base salary. The Compensation Committees separately derived the CEO's long-term incentive, and these are granted at the Board's discretion. The CEO's long-term incentive award for 2006, including the incremental stretch component, was granted at 100% of base salary.

Other Compensation Components

Severance Plan

        Directors, executive officers and certain designated key employees are covered under the MarkWest Hydrocarbon, Inc.1997 Severance Plan. The 1997 Severance Plan provides for payment of benefits in the event that (i) the covered person terminates his or her employment for "good reason" (as defined), (ii) the covered person's employment is terminated "without cause" (as defined), (iii) the covered person's employment is terminated by reason of death or disability or (iv) the covered person voluntarily resigns. In the case of (i), (ii) and (iii) above, the covered person shall be entitled to receive base salary and continued medical benefits for a period ranging from six months to twenty-four months, depending upon the covered person's status at the time of the termination. In the case of (iv) above, the covered person shall be entitled to receive base salary for a period ranging from one month to six months and continued medical benefits for a period ranging from one month to six months. In either case, the aggregate amount of benefits paid to an employee shall in no event exceed twice the employee's annual compensation during the year immediately preceding the termination. The eligibility for qualifying for these benefits is subject to the covered person entering into acceptable non-compete and release agreements with the Company.

        A few of our general partner's named executive officers are already party to a Non-Competition, Non-Solicitation and Confidentiality Agreement. As a result of signing the Non-Competition, Non-Solicitation and Confidentiality Agreement, they are eligible to receive severance payments under the above described MarkWest Hydrocarbon 1997 Severance Plan.

Employment Agreements

        Except for the Chief Executive Officer, none of the NEOs have an employment agreement.

CEO Employment Agreement

        Mr. Semple entered into an executive employment agreement with MarkWest Hydrocarbon on November 1, 2003, pursuant to which Mr. Semple serves as MarkWest Hydrocarbon's President and Chief Executive Officer and pursuant to which the Board of Directors of MarkWest Hydrocarbon appointed Mr. Semple to serve as the President and Chief Executive Officer of our general partner.

        Under the employment agreement, Mr. Semple receives an annual base salary and is entitled to receive benefits for which employees and/or executive officers are generally eligible. In addition, Mr. Semple was awarded phantom units in the general partner under the general partner's long-term incentive plan, and stock options under the MarkWest Hydrocarbon incentive stock plan. Mr. Semple also agreed to purchase from MarkWest Hydrocarbon an interest in each of the general partner and the Partnership, subject to certain repurchase rights by MarkWest Hydrocarbon following the termination of his employment.

        Under his employment agreement, in the event Mr. Semple's employment is terminated without cause, or if he resigns for good reason, he is entitled to severance payments equal to his base salary for a period of thirty-six months. In addition, Mr. Semple is entitled to COBRA benefits for a period of twenty-four months. In the event Mr. Semple voluntarily resigns, he is entitled to receive severance payments equal to his base salary and COBRA benefits for a period of six months. In the event Mr. Semple is terminated for cause, he shall not be entitled to receive any severance or COBRA benefits.

Indemnification Agreements

        In January 2007, the Partnership, our General Partner and MarkWest Hydrocarbon entered into Indemnification Agreements with certain directors and officers ("Indemnitees"). By the terms of the Indemnification Agreements, the companies shall indemnify Indemnitees to the fullest extent permitted by law against all expenses and liabilities (as defined in the Indemnification Agreement) if Indemnitees were or are, or are threatened to be made a party to, any threatened, pending or completed action, suit, proceeding, or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other and whether brought by or in the right of the companies or otherwise, by reason of (or arising in part out of) any event or occurrence related to the fact that Indemnitees are or were a director, officer, employee, agent or fiduciary of the companies, or any subsidiary of the companies, or are or were serving at the request of the companies as a director, officer, employee, agent or fiduciary of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action or inaction on the part of the Indemnitees while serving in such capacity.

Retirement Plans

        MarkWest Hydrocarbon maintains a 401(k) plan to which MarkWest matches employee contributions up to the first 6% of an employee's annual base salary. We do not provide any supplemental retirement benefits to our senior executives.

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

Tax Deductibility of Compensation

        We generally will seek to maximize the deductibility for tax purposes all elements of compensation. Section 162(m) of the Internal Revenue Code places a $1,000,000 annual limit on the compensation deductible by the Company paid to certain of its executives. The limit, however, does not apply to "qualified performance-based compensation." We review compensation plans in light of applicable tax provisions and may revise plans to maximize deductibility. However, we may approve compensation that does not qualify for deductibility when we deem it in the best interests of MarkWest.

Option Grants

        Although permitted under the Long Term Incentive Plan, no options have been granted by the Partnership.

Compensation Committee Report

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2006.

Compensation Committee Report

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2006.

Submitted by:	Charles K. Dempster William Nicoletti Keith E. Bailey Members of the Compensation Committee

Summary Compensation Table

        The following table sets forth the cash and non cash compensation earned for the year ended December 31, 2006 by each person who served as the Chief Executive Officer, Chief Financial Officer during 2006 and the three other highest paid officers (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)(4)(5)(6)(7)(8)(9)(10)	Total ($)
Frank M. Semple President and Chief Executive Officer	2006	351,800	—	255,219	20,536	319,141	—	6,792,797	7,739,493
James G. Ivey Chief Financial Officer (Retired)	2006	166,351	—	82,780	(34,874)	60,363	—	1,093,380	1,368,000
Nancy K. Buese Senior Vice President, Chief Financial Officer	2006	226,800	—	352,072	—	190,000	—	1,057,258	1,826,130
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	2006	211,800	—	114,772	—	162,933	—	4,957,476	5,446,981
John C. Mollenkopf Senior Vice President, Chief Operations Officer	2006	201,800	—	101,444	—	155,240	—	4,891,528	5,350,012
C. Corwin Bromley Senior Vice President, General Counsel	2006	217,000	—	376,684	7,425	167,000	—	767,546	1,535,655

(1)
See footnote 2 to the consolidated financial statements for a description of our SFAS 123R valuation assumptions.

(2)
A credit to compensation expense was recognized for Mr. Ivey's forfeiture of 6,050 stock options at his retirement, which was effective October 1, 2006. In accordance with SFAS 123R the compensation cost recognized in prior periods was reversed for only the unvested portion of the award.

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

(5)
For the year ended December 31, 2006 our matching contribution to the named executive's 401(k) plan was as follows: Mr. Semple $12,103; Mr. Ivey $10,951; Ms. Buese $13,200; Mr. Nickerson $13,000; Mr. Mollenkopf $12,412 and Mr. Bromley $13,194.

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

Grant of Plan Based Awards Table

        The following table sets forth the stock awards granted for the year ended December 31, 2006 and estimated future payments under our non-equity incentive compensation plan for the Named Executive Officers. Previously awarded Partnership units have been adjusted to reflect the February 2007 two-for-one unit split. (See note 2 to the consolidated financial statements):

									All Other Stock Awards: Number of Shares of Stock or Units (#)(2)(3)	All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)					Exercise or Base Price of Option Awards ($/Sh)
Name and Principal Position	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Frank M. Semple President and Chief Executive Officer	1/31/06 1/31/06	1/26/06 1/25/06	87,950 — —	175,900 — —	NA — —	NA — —	NA — —	NA — —	— 3,337 MWP 3,088 MWE	— — —	— — —
James G. Ivey Chief Financial Officer (Retired)	1/31/06 1/31/06	1/26/06 1/25/06	— —	— —	— —	— —	— —	— —	2,026 MWP 1,874 MWE	— —	— —
Nancy K. Buese Senior Vice President, Chief Financial Officer	1/31/06 1/31/06 11/1/06 11/1/06	1/26/06 1/25/06 10/26/06 10/25/06	56,700 — — — —	90,720 — — — —	181,440 — — — —	NA — — — —	NA — — — —	NA — — — —	— 783 MWP 10,726 MWE 2,500 MWP 5,000 MWE	— — — — —	— — — — —
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	1/31/06 1/31/06	1/26/06 1/25/06	52,950 — —	84,720 — —	169,440 — —	NA — —	NA — —	NA — —	— 1,399 MWP 1,942 MWE	— — —	— — —
John C. Mollenkopf Senior Vice President, Chief Operations Officer	1/31/06 1/31/06	1/26/06 1/25/06	50,450 — —	80,720 — —	161,440 — —	NA — —	NA — —	NA — —	— 1,706 MWP 1,578 MWE	— — —	— — —
C. Corwin Bromley Senior Vice President, General Counsel	1/31/06 1/31/06	1/26/06 1/25/06	54,250 — —	86,800 — —	173,600 — —	NA — —	NA — —	NA — —	— 1,642 MWP 11,520 MWE	— — —	— — —

(1)
The equity component of our long-term equity incentive plan is granted in MarkWest Hydrocarbon, Inc. (MWP) restricted stock and MarkWest Energy Partners, L.P. (MWE) phantom units after the performance based conditions are satisfied, however, the awards remain subject to forfeiture and service based vesting conditions (these shares/units vest one-third annually over a three-year period). These equity awards are granted pursuant to targets multiples of base salary at achievement of base-plan performance (converted into shares/units valued at date of grant) and the allocations between MWP and MWE shares/unites are based upon time devoted by the individual NEO to the respective entities' business and affairs during the year. See discussion in Section V. of the Compensation Discussion and Analysis preceding these tables. Recipients are eligible to collect stock dividends and/or common unit distribution payments on these awards during the vesting period.

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

(3)
MWE unit awards were granted under the MarkWest Energy Partners, L.P. Long-Term Incentive Plan.

Outstanding Equity Awards at Year End Table

        The following table summarizes the options and stock awards outstanding as of December 31, 2006 for the Named Executive Officers. The market value was determined using the closing prices on MWP and MWE on December 29, 2006. Partnership units that vested during the year have been adjusted to reflect the February 2007 two-for-one unit split. (See note 2 to the consolidated financial statements):

Stock Awards
Option Awards
										Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested
Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
Market Value of Shares or Units of Stock That Have Not Vested
Number of Shares or Units of Stock That Have Not Vested
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)
Option Exercise Price
Name and Principal Position						Option Expiration Date
	Exercisable	Unexercisable	(#)	($)			(#)(1)(2)	($)		(#)	($)
Frank M. Semple resident and Chief Executive Officer	12,100	—	N/A		$8.41	11/3/2013	4,927 7,516	239,206 224,165	MWP MWE	N/A	N/A
James G. Ivey Chief Financial Officer (Retired)	—	—	N/A		—	—	— —	— —	MWP MWE	N/A	N/A
Nancy K. Buese Senior Vice President, Chief Financial Officer	—	—	N/A		—	—	5,116 15,726	248,382 469,028	MWP MWE	N/A	N/A
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	998 1,742 1,506	— — —	N/A	$ $ $	6.58 8.45 5.75	7/26/2010 12/7/2010 8/1/2011	2,017 5,914	97,925 176,385	MWP MWE	N/A	N/A
John C. Mollenkopf Senior Vice President, Chief Operations Officer	867 1,044 1,044 2,408 2,469	— — — — —	N/A	$ $ $ $	7.89 4.04 6.58 8.45 5.75	12/10/2008 11/30/2009 7/26/2010 12/7/2010 8/1/2011	2,324 4,218	112,830 125,802	MWP MWE	N/A	N/A
C. Corwin Bromley Senior Vice President, General Counsel	2,420	—	N/A		$12.05	9/27/2014	3,664 12,982	177,887 387,188	MWP MWE	N/A	N/A

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

(3)
The market value of unvested MarkWest Energy Partners (MWE) units is included in "All Other Compensation" in the Summary Compensation Table. Under the provisions of the Partnership's Long-Term Incentive Plan, these unvested restricted (phantom) units would vest in the event of a change in control.

Option Exercise and Stock Vesting Table

        The following table summarizes the option and stock award activity during the year ended December 31, 2006 for the Named Executive Officers. Partnership units that vested during the year have been adjusted to reflect the February 2007 two-for-one unit split. (See note 2 to the consolidated financial statements):

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frank M. Semple President and Chief Executive Officer	12,100 —	170,308 —	— 5,968	— 142,540	MWP MWE
James G. Ivey Chief Financial Officer (Retired)	6,050 —	233,925 —	260 3,680	5,673 88,053	MWP MWE
Nancy K. Buese Senior Vice President, Chief Financial Officer	— —	— —	917 —	37,597 —	MWP MWE
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	— —	— —	310 1,988	6,764 46,420	MWP MWE
John C. Mollenkopf Senior Vice President, Chief Operations Officer	— —	— —	310 1,320	6,764 30,822	MWP MWE
C. Corwin Bromley Senior Vice President, General Counsel	— —	— —	1,011 734	39,648 17,139	MWP MWE

Pension Benefits Table

        The Partnership does not offer any pension benefits.

Name and Principal Position	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Frank M. Semple President and Chief Executive Officer	N/A	N/A	N/A	N/A
James G. Ivey Chief Financial Officer (Retired)	N/A	N/A	N/A	N/A
Nancy K. Buese Senior Vice President, Chief Financial Officer	N/A	N/A	N/A	N/A
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	N/A	N/A	N/A	N/A
John C. Mollenkopf Senior Vice President, Chief Operations Officer	N/A	N/A	N/A	N/A
C. Corwin Bromley Senior Vice President, General Counsel	N/A	N/A	N/A	N/A

Non-Qualified Deferred Compensation

        The Partnership has no non-qualified deferred compensation plans.

Name and Principal Position	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawls / Distributions ($)	Aggregate Balance at Last FYE ($)
Frank M. Semple President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A
James G. Ivey Chief Financial Officer (Retired)	N/A	N/A	N/A	N/A	N/A
Nancy K. Buese Senior Vice President, Chief Financial Officer	N/A	N/A	N/A	N/A	N/A
Randy S. Nickerson Senior Vice President, Chief Commercial Officer	N/A	N/A	N/A	N/A	N/A
John C. Mollenkopf Senior Vice President, Chief Operations Officer	N/A	N/A	N/A	N/A	N/A
C. Corwin Bromley Senior Vice President, General Counsel	N/A	N/A	N/A	N/A	N/A

Director Compensation Table

        The following table sets forth the cash and non cash compensation earned for the year ended December 31, 2006 by each person who served as a Non-employee Director of MarkWest Energy G.P., L.L.C.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)(2)	All Other Compensation ($)(3)(4)(5)	Total ($)
John M. Fox Chairman of the Board	34,000	26,246	4,508,233	4,568,479
Keith E. Bailey	52,000	18,193	29,825	100,018
Charles K. Dempster	55,000	28,036	74,563	157,599
Donald C. Heppermann	34,000	26,246	2,835,177	2,895,423
William A. Kellstrom	34,000	28,036	74,563	136,599
William P. Nicoletti	50,000	28,036	74,563	152,599

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

(4)
As of December 31, 2006 the fair value of the named director's investment in the Participation Plan was as follows: Mr. Fox $4,297,984 and Mr. Heppermann $2,681,403.

(5)
Compensation received (net of capital calls) during the year ended December 31, 2006 under the Participation Plan was as follows: Mr. Fox $150,599 and Mr. Heppermann $94,124.

PERFORMANCE GRAPH

160
145
130
115
100
85
70
Indexed Price Performance (%)
150.2%
146.6%
129.1%
127.6%
1/1/04
8/9/04
3/15/05
10/18/05
5/25/06
12/31/06
MWE
S&P 500 Index
Comparable Companies (a)
Alerian MLP Index

Source: FactSet.

(a)
Comparable companies include Crosstex Energy, L.P., Atlas Pipeline Partners L.P., ONEOK Partners, L.P, Sunoco Logistics Partners L.P. and Buckeye Partners, L.P. The index is weighted based on market capitalization. Comparable companies were selected based on their business mix and market capitalization.

 ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

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

Name and Address of Beneficial Owner(1)	Common Units Beneficially Owned(2)	Percent of Class
MarkWest Energy GP, L.L.C.	—	—
MarkWest Hydrocarbon, Inc.(3)	4,938,992	15.2%
John M. Fox(4)	5,029,454	15.5%
Tortoise Capital Advisors, L.L.C. 10801 Mastin Boulevard, Suite 222 Overland Park, KS 66210(5)	3,128,470	9.7%
Tortoise Energy Infrastructure Corporation 10801 Mastin Boulevard, Suite 222 Overland Park, KS 66210(5)	2,080,354	6.4%
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067(6)	2,831,560	8.7%
Richard A. Kayne 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067(6)	2,831,560	8.7%
Keith E. Bailey	21,734	*
Charles K. Dempster	3,000	*
Donald C. Heppermann	24,000	*
William A. Kellstrom	9,000	*
William P. Nicoletti	8,000	*
Frank M. Semple	33,742	*
C. Corwin Bromley	5,304	*
Nancy K. Buese	4,196	*
John C. Mollenkopf	17,718	*
Randy S. Nickerson	14,978	*
All Directors and Executive Officers as a Group (11 persons)	5,171,126	16.0%

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

    (4)
    Includes 3,738,992 common units and 1,200,000 subordinated units owned by MarkWest Hydrocarbon and its subsidiaries. As of February 15, 2007, Mr. Fox beneficially owned approximately 45% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon's Chairman of the Board. Mr. Fox resigned as President of MarkWest Hydrocarbon effective November 1, 2003, and as Chief Executive Officer effective January 1, 2004. As a result, Mr. Fox may be deemed to be the beneficial owner of the subordinated units owned by MarkWest Hydrocarbon.

    (5)
    Tortoise Capital Advisors LLC ("TCA") acts as an investment advisor to Tortoise Energy Infrastructure Corporation ("TYG"), a closed-end investment company. TCA, by virtue of an Investment Advisory Agreement with TYG, has all investment and voting power over securities owned of record by TYG. Despite its delegation of investment and voting power to TCA, however, TYG may be deemed to be the beneficial owner under Rule 13d-3 of the Securities and Exchange Act of 1940, of the securities it owns of record because it has the right to acquire investment and voting power through termination of the Investment Advisory Agreement. Thus, TCA and TYG have reported that they share voting power and dispositive power over the securities owned of record by TYG. TCA also acts as an investment advisor to certain managed accounts. Under contractual agreements with individual account holders, TCA, with respect to the securities held in the managed accounts, shares investment and voting power with certain account holders, and has no voting power but shares investment power with certain other account holders. TCA may be deemed the beneficial owner of the securities covered by this statement under Rule 13d-3 of the Act. None of the securities are owned of record by TCA, and TCA disclaims any beneficial interest in such shares.

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

MarkWest GP, L.L.C.

        The following table sets forth the beneficial ownership of the Partnership's general partner as of February 15, 2007, held by the directors, each named executive officer and by all directors and officers as a group.

Name of Beneficial Owner	Percentage of Limited Liability Company Interests Owned
John M. Fox(1)	91.3%
Donald C. Heppermann	1.0%
Keith E. Bailey	—
Charles K. Dempster	—
William A. Kellstrom	—
William P. Nicoletti	—
Frank M. Semple	2.0%
John C. Mollenkopf	1.6%
Randy S. Nickerson	1.6%
Nancy K. Buese	0.2%
C. Corwin Bromley	0.1%
All Directors and Named Executive Officers as a Group (11 persons)	97.8%

    (1)
    Includes a 1.6% ownership interest held directly by Mr. Fox and an 89.7% ownership interest held by MarkWest Hydrocarbon. As of January 31, 2006, Mr. Fox beneficially owned approximately 45% of the voting securities of MarkWest Hydrocarbon. Mr. Fox currently serves as MarkWest Hydrocarbon's Chairman of the Board of Directors. Mr. Fox resigned as President of MarkWest Hydrocarbon effective November 1, 2003, and as Chief Executive Officer effective January 1, 2004. As a result, Mr. Fox may be deemed to be the beneficial owner of the ownership interests owned by MarkWest Hydrocarbon.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

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

        These agreements were not the result of arm's-length negotiations.

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

        License Provisions.    Pursuant to the Omnibus Agreement, MarkWest Hydrocarbon granted us nontransferable, nonexclusive, royalty-free right to use the "MarkWest" name and mark.

        The Omnibus Agreement may not be amended without the concurrence of the Conflicts Committee. The Omnibus Agreement, other than the indemnification provisions, will terminate if:

  •
  a change of control of MarkWest Hydrocarbon occurs; or

  •
  we are no longer an affiliate of MarkWest Hydrocarbon.

Gas-Processing Agreement

        At the closing of our initial public offering, we entered into a Gas-Processing Agreement with MarkWest Hydrocarbon that governs the parties' obligations with respect to the processing of natural gas at our Kenova, Boldman and Cobb processing plants.

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

  •
  redeliver, for the account of MarkWest Hydrocarbon or for the parties designated by MarkWest Hydrocarbon, the residue gas to third-party producer's in transmission facilities;

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

        We have agreed to indemnify MarkWest Hydrocarbon from any and all losses incurred by MarkWest Hydrocarbon arising from our facilities or our possession and control of the natural gas (except to the extent caused by MarkWest Hydrocarbon's gross negligence or willful conduct). We will be in possession and control of the natural gas after it is delivered to one of our processing facilities and until we redeliver the residue gas to MarkWest Hydrocarbon.

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

        If we interrupt processing at any of our processing plants for any reason for 30 consecutive days without making a good-faith effort to resume processing as soon as reasonably possible, or, if after notification from MarkWest Hydrocarbon, we are otherwise in default of any of the terms of the Gas-Processing Agreement for 25 days, then MarkWest Hydrocarbon, in its sole discretion and in addition to any other available legal or equitable remedies, may:

  •
  satisfy any and all of our obligations and be reimbursed by us the amount paid, attorneys' fees and annual interest;

  •
  seek interlocutory equitable relief and perform or have performed our obligations at our sole risk, liability, cost and expense; or

  •
  require us to specifically perform our obligations.

Pipeline Liquids Transportation Agreement

        At the closing of our initial public offering, we entered into a Pipeline Liquids Transportation Agreement with MarkWest Hydrocarbon that governs the parties' obligations with respect to the transportation of mixed NGLs to our Siloam fractionation facility.

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

        We have agreed to indemnify MarkWest Hydrocarbon from any and all losses incurred by MarkWest Hydrocarbon arising from our facilities or our possession and control of the NGLs (except to the extent caused by MarkWest Hydrocarbon's gross negligence or willful conduct). We will be in possession and control of the NGLs after they are delivered to our pipeline system.

Fractionation, Storage and Loading Agreement

        At the closing of our initial public offering, we entered into a Fractionation, Storage and Loading Agreement with MarkWest Hydrocarbon that governs the parties' obligations with respect to the unloading and fractionation of NGLs, and the storage of the NGL products at our Siloam facility.

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

        We have agreed to indemnify MarkWest Hydrocarbon from any and all losses incurred by MarkWest Hydrocarbon arising from our facilities or our possession and control of the NGLs or NGL products (except to the extent caused by MarkWest Hydrocarbon's gross negligence or willful conduct). We will be in possession and control of the NGLs after they are delivered to our Siloam facility and of the NGL products until we load them into transportation facilities provided by MarkWest Hydrocarbon.

Natural Gas Liquids Purchase Agreement

        At the closing of our initial public offering, we entered into a Natural Gas Liquids Purchase Agreement with MarkWest Hydrocarbon that governs the parties' obligations with respect to the sale and purchase of NGL products we acquire under the Gas-Processing (Maytown) Agreement between a third party producer and MarkWest Hydrocarbon, which were assigned to us, as well as any other NGL products we acquire.

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

        We have agreed to indemnify MarkWest Hydrocarbon from any and all losses incurred by MarkWest Hydrocarbon arising from our facilities or our possession and control of the NGL products (except to the extent caused by MarkWest Hydrocarbon's gross negligence or willful misconduct). As between the parties, we will be in possession and control of the NGL products until we deliver them to MarkWest Hydrocarbon at the designated delivery point.

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

Relationship of Directors of our General Partner with MarkWest Hydrocarbon

        William P. Nicoletti, who serves as a member of our general partner's board of directors, is also a member of the board of directors of Star Gas LLC, the general partner of Star Gas Partners, L.P., a retail propane and heating oil master limited partnership. Star Gas' propane division is a significant customer of MarkWest Hydrocarbon and accounted for approximately 11% of its revenues for the year ended December 31, 2004. The propane division of Star Gas Partners, L.P. was purchased by another entity in December 2004 and, therefore, Star Gas Partners, L.P. will not be a related party for the year ending December 31, 2005 or 2006.

        Keith E. Bailey, who also serves as a member of our general partner's board of directors, is a member of the board of directors of Aegis, an insurance company. Aegis provides insurance to MarkWest Hydrocarbon, Inc. and the Partnership as a named insured under MarkWest Hydrocarbon's policy.

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

ITEM 14.    Principal Accountant Fees and Expenses

        For the year ended December 31, 2006 and 2005, accounting fees and services (in thousands) were as follows:

	Year ended December 31,
	2006	2005(2)
Audit fees	$2,177	$2,555
Audit-related fees(1)	345	526
Tax fees	—	—
All other fees	—	—

Total accounting fees and services	$2,522	$3,081

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

        Pre-Approval of Audit and Permitted Non-Audit Services.    The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent public accountants. The Audit Committee established a policy that requires the Partnership to have the Audit Committee pre-approve all audit and permitted non-audit services from the independent public accountants. The Partnership's management submits request to the Audit Committee for pre-approval of any such allowable services. The Audit Committee considers whether the provision of non-audit services by the independent public accountants is compatible with maintaining the accountants' independence. The Audit Committee considers each engagement of the independent public accountants on a case-by-case basis. The Audit Committee pre-approved the performance of the services described above.

PART IV

ITEM 15.    Exhibits, And Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

    You should read the Index to Consolidated Financial Statements included in Item 8 of this Form 10-K/A for a list of all financial statements filed as a part of this report, which is incorporated herein by reference.

  (2)
  Financial Statement Schedules:

    Schedule A—Significant Subsidiary Financial Statements—Starfish Pipeline Company, LLC

    All omitted schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Schedule A—Significant Subsidiary Financial Statements—Starfish Pipeline Company, LLC

Starfish Pipeline Company, LLC
Consolidated Financial Statements
December 31, 2006 and 2005

Starfish Pipeline Company, LLC
Index
December 31, 2006 and 2005

Report of Independent Auditors

To the Board of Directors and Members of
Starfish Pipeline Company, LLC

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of members' capital and of cash flows present fairly, in all material respects, the financial position of Starfish Pipeline Company, LLC and its subsidiaries (the "Company") at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3 to the financial statements, the Company has significant transactions and relationships with affiliated entities.

PricewaterhouseCoopers LLP

Houston, Texas
March 6, 2007

Starfish Pipeline Company, LLC

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands of dollars)	2006	2005
Assets
Current assets
Cash and cash equivalents	$2,846	$1,574
Transportation receivables, net of allowance (Note 2)	7,416	6,469
Accrued other receivables (Note 4)	1,347	64
Other receivables from related parties	251	1,486
Gas imbalance and gas imbalance net under recoveries (Note 2)	1,511	4,228
Other assets	363	515

Total current assets	13,734	14,336
Pipelines, plant and equipment, net (Note 5)	133,443	89,736

Total assets	$147,177	$104,072

Liabilities and Members' Capital
Current liabilities
Accounts payable, trade	$286	$2,887
Other payables to related parties	3,045	421
Gas imbalances (Note 2)	322	6,324
Accrued expenses	2,339	2,193
Current obligation under capital lease	1,073	1,073

Total current liabilities	7,065	12,898
Obligation under capital lease, less current portion	5,388	5,966
Asset retirement obligation (Note 7)	5,936	5,593
Regulatory liability (Note 7)	9,349	9,180

Total liabilities	27,738	33,637
Members' capital	119,439	70,435

Total liabilities and members' capital	$147,177	$104,072

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

Starfish Pipeline Company, LLC

Consolidated Statements of Members' Capital

Years Ended December 31, 2006 and 2005

(in thousands of dollars)	Enterprise/ MarkWest	Enbridge	Total
	(Note 1)	(Note 1)
Balances at December 31, 2004	$36,819	$36,819	$73,638
Contributions	1,486	1,486	2,972
Distributions	(2,653)	(2,654)	(5,307)
Net income	(434)	(434)	(868)

Balances at December 31, 2005	35,218	35,217	70,435
Contributions	19,751	19,752	39,503
Distributions	—	—	—
Net income	4,751	4,750	9,501

Balances at December 31, 2006	$59,720	$59,719	$119,439

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        Starfish Pipeline Company, LLC ("Starfish" or the "Company") was formed on December 8, 2000, under the provisions of the Delaware Limited Liability Company Act. Starfish was owned 50% each by Enterprise Products Operating, LP ("Enterprise") and Shell Gas Transmission, LLC ("Shell"), an affiliate of Shell Oil Company ("SOC"). In January 2001, Starfish acquired 100% of Stingray Pipeline Company, LLC ("Stingray"), West Cameron Dehydration, LLC ("West Cameron") and Triton Gathering, LLC ("Triton", previously East Breaks Gathering Company, LLC) from Deepwater Holdings, LLC, an affiliate of the El Paso Corporation. The purchase price was $50,200,000, which was allocated based on the fair value of the net assets acquired. Since the estimated fair value of the net assets was in excess of the purchase price, no goodwill was recorded. On December 31, 2004, SOC sold its interest in Shell to Enbridge Holdings (Offshore) L.L.C. ("Enbridge"), an affiliate of Enbridge (U.S.) Inc. Therefore, as of December 31, 2004, SOC was no longer an affiliate. Subsequent to the sale, Shell was renamed Enbridge Offshore (Gas Transmission) L.L.C. On March 31, 2005, with an effective date of January 1, 2005, Enterprise sold its interest in Starfish to MarkWest Energy Partners L.P. ("MarkWest"). Therefore, as of January 1, 2005, Enterprise was no longer an affiliate.

        Stingray operates a regulated natural gas pipeline system (the "Stingray System") engaged in the transmission of natural gas in the Louisiana and Texas offshore areas. The Stingray System consists of (i) 361 miles of 6 to 36-inch diameter pipeline that transports natural gas from the High Island Offshore System, or HIOS, West Cameron, East Cameron, Garden Banks and Vermilion lease areas in the Gulf of Mexico to onshore transmission systems in Louisiana, (ii) 43 miles of 16 to 20-inch diameter pipeline connecting platforms and leases in the Garden Banks Block 191 and 72 areas to the Stingray System, and (iii) 13 miles of 16-inch diameter pipeline connecting the GulfTerra Energy Partners L.P., formerly known as El Paso Energy Partners L.P., platform at East Cameron Block 373 to the Stingray System at East Cameron Block 338.

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

        Agreements between the member companies address the allocation of income and capital contributions and distributions amongst the respective members' capital accounts.

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

        Development and production of natural gas in the service area of the pipeline and dehydration facilities are subject to, among other factors, prices for natural gas and federal and state energy policy, none of which are within Starfish's control.

  Regulation

        The Stingray System is an interstate pipeline subject to regulation by the Federal Energy Regulatory Commission ("FERC"). Stingray has accounting policies that conform to generally accepted accounting principles in the United States of America, as applied to regulated enterprises and are in accordance with the accounting requirements and ratemaking practices of the FERC.

        Stingray follows the regulatory accounting principles prescribed under Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. If Stingray discontinued the application of SFAS No. 71, due to an increased level of competition and discounting in its market area, adjustments and reversals of regulatory assets and liabilities would be necessary.

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

  Pipelines, Plant and Equipment

        Pipelines, plant and equipment consist primarily of natural gas pipeline assets and related facilities that are recorded at cost. The regulated portion of the pipeline assets includes an Allowance for Funds Used During Construction ("AFUDC"). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by FERC. The pipeline and related facilities are depreciated on the straight-line method over 100 years. The dehydration facility is depreciated based on a useful life of 40 years. The laterals are depreciated based on a useful life of 10 years. Routine maintenance and repair costs are expensed as incurred while additions, improvements and replacements are capitalized.

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

  Impairment of Long Lived Assets

        Starfish evaluates its assets for impairment when events or circumstances indicate that the carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which Starfish intends to use a long-lived asset and adverse changes in the legal or business environment, such as adverse actions by regulators. When an event occurs, Starfish evaluates the recoverability of its carrying value based on its long-lived assets' ability to generate future cash flows on an undiscounted basis. If impairment is indicated Starfish will adjust the carrying value of assets downward.

  Asset Retirement Obligations

        Effective January 1, 2003, Starfish adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, issued in June 2001, requires the recording of liabilities equal to the fair value of asset retirement obligations and corresponding additional asset costs. The obligations included are those for which there is a legal obligation as a result of existing or enacted law, statute or contract. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or recognize a gain or loss. Starfish's assets are under the jurisdiction of the Department of Transportation and the Minerals Management Service ("MMS"). The MMS requires the ultimate abandonment of offshore facilities when they are no longer in use or when suspension for future utilization cannot be justified. Stingray and Triton recorded asset retirement obligations for several of their laterals during FAS 143 implementation in 2003. Starfish did not recognize any asset retirement obligations for its remaining assets because these were determined to be part of the main trunk-line system or laterals with long term usage potential, and due to current reserve estimates and expanding production in the deepwater of the Gulf of Mexico, the date of abandonment could not be reasonably estimated. FIN 47 provides specific guidance regarding when an asset retirement obligation is reasonably estimable including when sufficient information is available to apply an expected present value technique. The Company's implementation of FIN 47 did not have a material impact effect on these financial statements.

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

  Income Taxes

        Starfish is treated as a tax partnership under the provisions of the Internal Revenue Code. Accordingly, the accompanying financial statements do not reflect a provision for income taxes since Starfish's results of operations and related credits and deductions will be passed through to and taken into account by its members in computing their respective tax liabilities.

  Revenue Recognition

        Revenue from pipeline transportation of hydrocarbons is recognized upon receipt of the hydrocarbons into the pipeline system. Revenue from dehydration services is recognized at the time the service is performed.

  Gas Imbalances and Gas Imbalance Over (Under) Recoveries

        In the course of providing transportation services to customers, Stingray may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. These transactions result in imbalances (gains and losses), which are settled in-kind each month through a fuel gas and unaccounted-for gas tracking mechanism, negotiated cash-outs between parties, or are subject to a cash-out procedure included in Stingray's tariff. Gas imbalances represent natural gas volumes owed to or due from Stingray's customers. Gas imbalances and gas imbalance over (under) recoveries are valued at an average monthly index price, which was $6.6100 per Dth for the month of December 2006 and $12.5475 per Dth for the month of December 2005.

        Stingray's tariff, Section 11.5, states that subsequent to the end of the twelve month billing period ending November 30 of each year, Stingray shall compare the revenues and costs under the cash-out procedures and shall refund, within 60 days, the gas imbalance net over recoveries to firm and interruptible transportation customers on a pro-rata basis in accordance with the transportation revenues Stingray received during that billing period. If the revenues received are less than the costs incurred, then Stingray shall carry forward the gas imbalance net under recoveries and may offset such net under recoveries against any future net over recoveries that may occur.

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

6. Capital Lease

        Stingray leases a 36-inch pipeline from Natural Gas Pipeline Company of America ("NGPL"), an affiliate of Kinder Morgan, Inc., that connects Stingray's pipeline system to onshore Louisiana. In June 1999, the lease agreement with NGPL was extended for an additional 14 years beginning December 1, 1999, through November 30, 2013, with an option to purchase the asset at the expiration of the lease. Accordingly, Stingray accounts for this lease as a capital lease. The present value of the lease payments under the capital lease is recorded as other current and noncurrent liabilities in the accompanying balance sheet.

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

7. Asset Retirement Obligation

        Activity related to the Company's asset retirement obligation ("ARO") during the year ended December 31, 2006 and 2005, is as follows:

(in thousands of dollars)	2006	2005
Balance of ARO as of January 1	$5,593	$5,277
Liabilities incurred during period	19	—
Liabilities settled during period	—	—
Accretion expense	324	316

Balance of ARO as of December 31	$5,936	$5,593

        For the years ended December 31, 2006 and 2005, the Company recognized depreciation expense related to its asset retirement cost ("ARC") of $512,500 and $223,000, respectively.

        The rate case filed by Stingray with the FERC (Docket No. RP99—166) decreased the amount the Company could charge in their rates ("Negative Salvage") for asset retirement obligations. Beginning in 2003, the Negative Salvage the Company was allowed to recover was 0.25% of the total value of the Stingray System (approximately $697,000 per year). The Company recognized regulatory expense of approximately $278,045 and $363,000 during the year ended December 31, 2006 and 2005, respectively. Activity related to the Company's regulatory liability during the year ended December 31, 2006 and 2005, is as follows:

(in thousands of dollars)	2006	2005
Balance of regulatory liability as of January 1	$9,180	$8,817
Negative Salvage recovered	675	697
Current period ARO accretion (Stingray's System)	(248)	(252)
Current period ARC depreciation (Stingray's System)	(258)	(82)

Balance of regulatory liability as of December 31	$9,349	$9,180

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

10. Impact of Hurricane Rita

        In September 2005, Hurricane Rita ("Rita") caused substantial damage to both onshore and offshore facilities, resulting in loss of revenues and significant capital and maintenance expenditures. Onshore refurbishments were primarily complete as of December 31, 2005, and the majority of offshore refurbishments were completed as of December 31, 2006. As the company is self insured, total expenditures of approximately $30,407,000 have been incurred as of December 31, 2006.

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

(3)
Exhibits:

Exhibit Number	Description
2.1(2)	Purchase Agreement dated as of March 24, 2003, among PNG Corporation, Energy Spectrum Partners LP, MarkWest Texas GP, L.L.C., MW Texas Limited, L.L.C. and MarkWest Energy Partners, L.P.
2.2(2)
Plan of Merger entered into as of March 28, 2003, by and among MarkWest Blackhawk L.P., MarkWest Pinnacle L.P., MarkWest PNG Utility L.P., MarkWest Texas PNG Utility L.P., Pinnacle Natural Gas Company, Pinnacle Pipeline Company, PNG Transmission Company, PNG Utility Company and Bright Star Gathering, Inc.
2.3(3)
Asset Purchase-and-Sale Agreement dated as of November 18, 2003, by and between American Central Western Oklahoma Gas Company, L.L.C., MarkWest Western Oklahoma Gas Company, L.L.C. and American Central Gas Technologies, Inc.
2.4(4)
Purchase and Sale Agreement, dated as of November 7, 2003, by and between Shell Pipeline Company, LP and Equilon Enterprises L.L.C., dba Shell Oil Products US, and MarkWest Michigan Pipeline Company, L.L.C.
2.5(8)
Asset Purchase and Sale Agreement and addendum, thereto, dated as of July 1, 2004, by and between American Central Eastern Texas Gas Company Limited Partnership, ACGC Gathering Company, L.L.C. and MarkWest Energy East Texas Gas Company's L.P.
2.6(15)	Purchase and Sale Agreement effective as of January 1, 2005 between MarkWest Energy Partners L.P. and Enterprise Products Operating L.P.
2.7(16)	Purchase and Sale Agreement, dated as of September 16, 2005, by and between El Paso Corporation, as seller, and MarkWest Energy Partners, L.P. as buyer.
2.8(16)
Purchase and Sale Agreement, dated as of September 16, 2005, by and between Kerr McGee Corp., KM Investment Corp., and Javelina Holdings Corp., as joint sellers, and MarkWest Energy Partners, L.P. as buyer.
2.9(16)	Purchase and Sale Agreement, dated as of September 16, 2005, by and between Valero Energy Corp., and Valero Javelina, L.P., as sellers, and MarkWest Energy Partners, L.P. as buyer.
3.1(1)	Certificate of Limited Partnership of MarkWest Energy Partners, L.P.
3.2(5)	Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P., dated as of May 24, 2002.
3.3(1)	Certificate of Formation of MarkWest Energy Operating Company, L.L.C.
3.4(5)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy Operating Company, L.L.C., dated as of May 24, 2002.
3.5(1)	Certificate of Formation of MarkWest Energy GP, L.L.C.
3.6(5)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy GP, L.L.C., dated as of May 24, 2002.
3.7(12)	Amendment No. 1 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.
3.8(23)	Amendment No. 2 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.

3.9(28)	Amendment No. 3 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.
4.1(6)	Purchase Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.
4.2(6)	Registration Rights Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.
4.3(8)
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
4.5(10)	Purchase Agreement dated October 19, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.
4.6(10)	Registration Rights Agreement dated October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and the Initial Purchasers named therein.
4.7(10)	Indenture dated as of October 25, 2004, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee.
4.8(10)	Form of 6.875% Series A Senior Notes due 2014 with attached notation of Guarantees (incorporated by Reference to Exhibits A and D of Exhibit 4.7 hereto)
4.9(17)	Registration Rights Agreement, dated as of November 9, 2005
4.10(17)	Unit Purchase Agreement, dated as of November 9, 2005
4.11(18)	Registration Rights Agreement, dated as of December 23, 2005
4.12(18)	Unit Purchase Agreement, dated as of December 23, 2005
4.13(24)
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
4.14(24)
Indenture dated as of July 6, 2006, among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, as Issuers, the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee.

4.15(24)	Form of 8.5% Series A and Series B Senior Notes due 2016 with attached notation of Guarantees (incorporated by Reference to Exhibits A and D of Exhibit 4.11 hereto.
4.16(25)
Registration Rights Agreement dated as of October 20, 2006 among MarkWest Energy Partners, L.P., with MarkWest Energy Finance Corporation as the Issuers, the Guarantors named therein, and RBC Capital Markets as the Initial Purchaser.
10.1(5)
Credit Agreement dated as of May 20, 2002, among MarkWest Energy Operating Company, L.L.C (as the Borrower), MarkWest Energy Partners, L.P. (as a Guarantor), Bank of America (as Administrative Agent), and Lenders Party Hereto $60,000,000 Senior Credit Facility, and Banc of America Securities, L.L.C. as sole lead arranger and book manager.
10.2(3)
Amended and Restated Credit Agreement dated as of December 1, 2003, among MarkWest Energy Operating Company, L.L.C., as Borrower, MarkWest Energy Partners, L.P., as Guarantor, Royal Bank of Canada, as Administrative Agent, Bank One, NA, as Syndication Agent, Fortis Capital Corp., as Documentation Agent, to the $140,000,000 Senior Credit Facility.
10.3(5)
Contribution, Conveyance and Assumption Agreement dated as of May 24, 2002, by and among MarkWest Energy Partners, L.P.; MarkWest Energy Operating Company, L.L.C.; MarkWest Energy GP, L.L.C.; MarkWest Michigan, Inc.; MarkWest Energy Appalachia, L.L.C.; West Shore Processing Company, L.L.C.; Basin Pipeline, L.L.C.; and MarkWest Hydrocarbon, Inc.
10.4(5)	MarkWest Energy Partners, L.P. Long-Term Incentive Plan.
10.5(5)	First Amendment to MarkWest Energy Partners, L.P. Long-Term Incentive Plan.
10.6(5)	Omnibus Agreement dated of May 24, 2002, among MarkWest Hydrocarbon, Inc.; MarkWest Energy GP, L.L.C.; MarkWest Energy Partners, L.P.; and MarkWest Energy Operating Company, L.L.C.
10.7(5)+	Fractionation, Storage and Loading Agreement dated as of May 24, 2002, between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.8(5)+	Gas Processing Agreement dated as of May 24, 2002, by and between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.9(5)+	Pipeline Liquids Transportation Agreement dated as of May 24, 2002, by and between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.10(5)	Natural Gas Liquids Purchase Agreement dated as of May 24, 2002, by and between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.
10.11+	Gas Processing Agreement (Maytown) dated as of May 28, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.
10.12+	Amendment to Gas Processing Agreement (Maytown) dated as of March 26, 2002, between Equitable Production Company and MarkWest Hydrocarbon, Inc.
10.13(7)	Services Agreement dated January 1, 2004 between MarkWest Energy GP, L.L.C. and MarkWest Hydrocarbon, Inc.

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
10.19(19)
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
10.20(20)
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
10.21(26)	Office Lease Agreement, dated April 19, 2006, by and between Park Central Property LLC, the landlord, and MarkWest Energy Partners, L.P., the tenant.
10.22(27)	2006 Long Term Incentive Plan and Target Percentages.

10.23(29)
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
16.1(22)
Changes in registrants certifying accountants. MarkWest Energy Partners, L.P. dismissed KPMG LLP as the Partnership's independent registered public accounting firm and engaged Deloitte & Touche LLP as its new independent registered public accounting firm.
21.1(29)	List of subsidiaries
23.1*	Consent of KPMG LLP
23.2*	Consent of Deloitte & Touche LLP
23.3*	Consent of PricewaterhouseCoopers LLP
31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated by reference to the Current Report on Form 10-K/A filed March 15, 2004.

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

(12)
Incorporated by reference to the Current Report on Form 8-K filed January 6, 2005.

(13)
Incorporated by reference to the Quarterly Report of MarkWest Hydrocarbon, Inc. on Form 10-Q filed November 13, 1997.

(14)
Incorporation by reference to the Annual Report of MarkWest Hydrocarbon, Inc. on Form 10-K/A filed March 30, 2004.

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

(29)
Incorporated by reference to the Annual Report on Form 10-K filed March 7, 2007.

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

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C.,
	Its	General Partner
Date: November 2, 2007	By:	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Energy GP, L.L.C., the General Partner of MarkWest Energy Partners, L.P., the Registrant, and on the dates indicated.

Date: November 2, 2007	By:	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2007	By:	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 2, 2007	By:	/s/ JOHN M. FOX John M. Fox Chairman of the Board and Director
Date: November 2, 2007	By:	/s/ KEITH E. BAILEY Keith E. Bailey Director
Date: November 2, 2007	By:	/s/ CHARLES K. DEMPSTER Charles K. Dempster Director
Date: November 2, 2007	By:	/s/ DONALD C. HEPPERMANN Donald C. Heppermann Director

Date: November 2, 2007	By:	/s/ WILLIAM A. KELLSTROM William A. Kellstrom Director
Date: November 2, 2007	By:	/s/ WILLIAM P. NICOLETTI William P. Nicoletti Director