Form 10-Q/A
period 2007-03-31
MARKWEST ENERGY PARTNERS L P
filed 2007-11-05
CIK 1166036

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

        The number of the registrant's Common and Subordinated Units outstanding at April 16, 2007, were 35,299,909 and 1,200,000 respectively.

Explanatory Note

        We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States of America in the preparation of our 2006 and 2007 first and second quarter condensed consolidated financial statements and, accordingly, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Energy Partners, LP (the "Partnership") on May 7, 2007 for the first quarter ended March 31, 2007 (the "original report") to restate the Partnership's previously issued Quarterly Report.

        The Partnership has determined that previously issued financial consolidated statements for the years ended December 31, 2006 and 2005, including quarters therein, and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in our East Texas segment which were accounted for net as an agent. The Partnership has determined in these arrangements it acted as the principal and therefore the revenue should have been reported gross. The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended March 31, 2007, Form 10-Q/A for the quarterly period ended June 30, 2007 and its Annual Report on Form 10-K/A for the year ended December 31, 2006, which includes restated financial statements for the years ended December 31, 2006 and 2005, which reflects the effects of the restatement in the respective interim periods.

        As discussed in Note 16, Restatement of Condensed Consolidated Financial Statements, to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation in the Partnership's East Texas segment consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for net as an agent. This guidance requires the Partnership record revenue gross when it acts as a principal and net when it acts as an agent.

        This Form 10-Q/A amends and restates only Part I, Items 1, 2 and 4 of the original report. The remaining items are not amended. Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original report, and the Partnership has not updated the disclosures contained herein to reflect events that occurred subsequently. Accordingly, this Form 10-Q/A should be read in conjunction with Partnership filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

        Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" included in Item 2 for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we," "us," "our," "MarkWest Energy" or the "Partnership" are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries.

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

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended March 31,
	2007	2006
	(As restated, see Note 16)	(As restated, see Note 16)
Revenues:
Unaffiliated parties	$118,694	$149,811
Affiliates	19,075	17,715
Derivative (loss) gain	(6,929)	240

Total revenue	130,840	167,766

Operating expenses:
Purchased product costs	80,228	111,745
Facility expenses	12,956	14,069
Selling, general and administrative expenses	13,842	8,338
Depreciation	7,786	7,173
Amortization of intangible assets	4,168	4,016
Accretion of asset retirement obligations	27	25

Total operating expenses	119,007	145,366

Income from operations	11,833	22,400
Other income (expense):
Earnings from unconsolidated affiliates	1,767	945
Interest income	1,920	220
Interest expense	(9,355)	(10,976)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(661)	(808)
Miscellaneous (expense) income	(729)	2,092

Income before Texas margin tax	4,775	13,873
Texas margin tax expense	(19)	—

Net income	$4,756	$13,873

Interest in net income:
General partner	$99	$828

Limited partners	$4,657	$13,045

Net income per limited partner unit: (see Note 10)
Basic	$0.14	$0.51

Diluted	$0.14	$0.50

Weighted average units outstanding (March 31, 2006 adjusted to reflect February 28, 2007 unit split, see Note 2):
Basic	32,393	25,746

Diluted	32,548	25,844

Distributions declared per common unit	$0.51	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statement of Changes in Partners' Capital

(unaudited, in thousands)

	Limited Partners
	Common		Subordinated
					General Partner
	Units	Amount	Units	Amount		Total
Balance at December 31, 2006	31,166	$442,447	1,200	$571	$9,631	$452,649
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	41	1,262	—	—	39	1,301
Common unit offering costs	—	(147)	—	—	(3)	(150)
Participation Plan compensation expense allocated from MarkWest Hydrocarbon	—	—	—	—	4,665	4,665
Distributions to partners	—	(15,603)	—	(600)	(5,122)	(21,325)
Net income	—	4,484	—	173	99	4,756

Balance at March 31, 2007	31,207	$432,443	1,200	$144	$9,309	$441,896

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

        MarkWest Energy Partners, L.P. (the "Partnership") was formed on January 25, 2002, as a Delaware limited partnership. The Partnership and its wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., were formed to acquire, own and operate most of the assets, liabilities and operations of MarkWest Hydrocarbon, Inc.'s midstream business. The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil. The Partnership is one of the largest processors of natural gas in the Appalachian Basin, one of the country's oldest natural gas producing regions. The Partnership also processes natural gas and owns a crude oil transportation pipeline in Michigan. Through organic growth projects and acquisitions, the Partnership has expanded its geographic coverage to the Gulf Coast and the southwest United States.

2. Basis of Presentation

        The Partnership's unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which the Partnership exercises significant influence but does not control, and are not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management's opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership's December 31, 2006 Annual Report on Form 10-K. Finally, consider that results for the three months ended March 31, 2007, are not necessarily indicative of results for the full year 2007, or any other future period.

        On February 28, 2007, the Partnership completed a two-for-one split of the Partnership's common units, whereby holders of record at the close of business on February 22, 2007, received one additional common unit for each common unit owned on that date. The unit split resulted in the issuance of 15,603,257 common units and 600,000 subordinated units. All references to the number of units and per unit net income and distribution amounts included in this report have been adjusted to give the effect to the unit split.

        The Partnership adopted the Financial Accounting Standards Board ("FASB") issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards Number ("SFAS") 109, Accounting for Income Taxes ("SFAS 109"). Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material effect on the Partnership's financial position or results of operations.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Recent Accounting Pronouncements

        In September 2006 the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this Statement.

        In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157, Fair Value Measurements. We are currently evaluating the impact of adopting this Statement.

4. Equity Investments

        The Partnership applies the equity method of accounting for its 50% non-operating interest in Starfish Pipeline Company, L.L.C. ("Starfish"). Summarized financial information for 100% of Starfish is as follows (unaudited, in thousands):

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

  Credit Facility

        The Partnership's wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., has a $250 million dollar revolving credit facility (the "Credit Facility"). The Credit Facility is guaranteed by the Partnership and substantially all of the Partnership's subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of the Partnership's consolidated debt to consolidated EBITDA, as defined in the fifth amendment to the Credit

Facility. For the three months ended March 31, 2007, the weighted average interest rate on the Credit Facility was 7.59%.

        Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis, for the three months ended March 31, 2007, available borrowings under the Credit Facility were $168.4 million.

  Senior Notes

        At March 31, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding; $225.0 million at a fixed rate of 6.875% due in November 2014 (the "2014 Notes") and $271.9 million, net of unamortized discount of $3.1 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $505.5 million and $499.8 million at March 31, 2007 and December 31, 2006, respectively, based on quoted market prices.

        The Partnership has no independent assets or operations. Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are senior in right of payment to all of the Partnership's future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Credit Facility.

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

        The Partnership utilizes a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter ("OTC") market, and futures contracts traded on the New York Mercantile Exchange. The Partnership enters into OTC swaps with financial institutions and other energy company counterparties. Management conducts a standard credit review on counterparties and has agreements containing collateral requirements where deemed necessary. The Partnership uses standardized agreements that allow for offset of positive and negative exposures. Some of the agreements may require a margin deposit.

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

        Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Positive (negative) amounts represent unrealized gains (losses). The following tables summarize the Partnership's current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—1,325 Bbl/d	Apr-Dec 2007	$63.95	$(1,736)
Crude—140 Bbl/d	Apr-Dec 2007	74.10	199
Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas—14,000 MMBtu/d	Apr-Oct 2007	$(59)
Options (puts)(3)	Contract Period	Floor	Fair Value
			(in thousands)
Ethane—50,000 Gal/d	Apr-Dec 2007	$0.65	$(352)
Collars(4)	Contract Period	Floor(2)	Cap(2)	Fair Value
				(in thousands)
Crude—1,105 Bbl/d	Apr-Dec 2007	$69.08	$82.43	$1,015
Crude—1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	413
Crude—1,475 Bbl/d	Jan-Mar 2008	64.80	70.71	(261)
Propane—30,000 Gal/d	Apr-Jun 2007	0.96	1.16	(41)
Propane—30,000 Gal/d	Jul-Sep 2007	0.97	1.16	(85)
Propane—30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

(1)
Forward sales to hedge production.

(2)
A weighted average price is used for grouped positions.

(3)
Purchase of puts to hedge Ethane production.

(4)
Forward producer collars to hedge production.

        The Partnership has also entered into a contract which gives it an option to fix a component of the price of electricity at one of its plant locations. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") the value of this contract is marked based on an index price through facilities expense. As of March 31, 2007, the value of this contract was marked as a long-term asset of $0.7 million and a short-term liability of $0.3 million.

        The following tables summarize the Partnership's non-current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—85 Bbl/d	Jan 2010	$66.35	$(4)
Crude—2,866 Bbl/d	Jan-Mar 2010	64.54	(744)
Crude—79 Bbl/d	Feb 2010	66.35	(3)
Crude—75 Bbl/d	Mar 2010	66.35	(3)
Crude—1,199 Bbl/d	Apr 2010	66.27	(42)
Crude—1,202 Bbl/d	May 2010	66.27	(40)
Crude—1,153 Bbl/d	Jun 2010	66.28	(32)
Collars(3)	Contract Period	Floor(2)	Cap(2)	Fair Value (in thousands)
Crude—1,473 Bbl/d	Apr-Jun 2008	$69.48	$78.66	$375
Crude—1,475 Bbl/d	Apr-Dec 2008	64.80	70.71	(790)
Crude—1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	329
Crude—1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	304
Crude—2,475 Bbl/d	Jan-Dec 2009	63.78	69.72	(2,096)
Crude—450 Bbl/d	Jan-Dec 2009	63.00	70.00	(586)

(1)
Forward sales to hedge production.

(2)
A weighted average price is used for grouped positions.

(3)
Forward producer collars to hedge production.

        The impact of the Partnership's commodity derivative instruments on financial position are summarized below (in thousands):

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

        At March 31, 2007 there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as "Other long-term liabilities" in the accompanying Condensed Consolidated Balance Sheets.

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

        Compensation expense has been recorded as "Selling, general and administrative expense" in the accompanying Condensed Consolidated Statements of Operations. The expense not yet recognized as of March 31, 2007, related to non-vested restricted units was $3.2 million, with a weighted-average remaining vesting period of 2.2 years. The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are affected by changes in fair value.

        The following is a summary of restricted unit activity under the Partnership's Long-Term Incentive Plan:

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

        Emerging Issues Task Force Issue Number 03-6 ("EITF 03-6"), Participating Securities and the Two-Class Method under FASB Statement Number 128, addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-6 provides that the general partner's interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. In any accounting period where the Partnership's aggregate net income exceeds the aggregate distributions for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint. EITF 03-6 does not impact the Partnership's aggregate distributions for any period, but it can have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership's aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by the general partner, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.

        The following table shows the computation of basic and diluted earnings per limited partner unit, the net income available to limited partners and the weighted average units used to compute diluted net income per limited partner unit for the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three months ended March 31,
	2007	2006
Numerator for basic and diluted earnings per limited partner unit:
Net income	$4,756	$13,873
Less:
General partner's incentive distribution paid	(4,696)	(1,506)

Sub-total	60	12,367
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	27	(27)
Participation plan allocation	4,665	971

Net income before GP interest	4,752	13,311
Less:
General Partner's 2% interest	(95)	(266)

Net income available to limited partners under EITF 03-6	$4,657	$13,045

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	32,393	25,746
Effect of dilutive securities:
Weighted-average of restricted units outstanding	155	98

Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units	32,548	25,844

Basic net income per limited partner unit	$0.14	$0.51

Diluted net income per limited partner unit	$0.14	$0.50

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

  •
  Pipeline Liquids Transportation Agreement.    MarkWest Hydrocarbon delivers most of its NGLs to the Partnership for transportation through the pipeline to the Partnership's Siloam fractionator. MarkWest Hydrocarbon pays the Partnership a monthly fee based on the number of gallons delivered to the Partnership.

  •
  Fractionation, Storage and Loading Agreement.    MarkWest Hydrocarbon delivers all of its NGLs to the Partnership for unloading, fractionation, loading and storage at the Partnership's Siloam facility. MarkWest Hydrocarbon pays the Partnership a monthly fee based on the number of gallons delivered for fractionation, an annual storage fee and a monthly fee based on the number of gallons of NGLs unloaded.

  •
  Natural Gas Liquids Purchase Agreement.    MarkWest Hydrocarbon receives and purchases, and the Partnership delivers and sells, all of the NGL products the Partnership produces pursuant to the Partnership's gas processing agreement with a third-party. Under the terms of this agreement, MarkWest Hydrocarbon pays the Partnership a purchase price equal to the proceeds it receives from the resale of the NGL products to third parties. This contract also applies to any other NGL products the Partnership acquires. The Partnership retains a percentage of the proceeds from the sale of the NGL products it produces pursuant to its agreement with a third-party, and remits the balance of the proceeds to this third-party.

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

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These expenses include the MarkWest's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with the claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing. In addition to the above, MarkWest has also asserted that a portion of the cost of pipeline testing, replacement and repair is subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

        The Partnership had previously disclosed receiving notice from one of its customers of a potential gas measurement and accounting discrepancy. The Partnership and its customer have been involved in ongoing discussions to evaluate and resolve all issues, and in April 2007, the parties reached final settlement of all outstanding or potential issues to both parties' satisfaction, for an amount of immaterial impact to the Partnership.

        In the ordinary course of business, the Partnership is party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

14. Segment Information

        The Partnership is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and refinery off-gas; and the gathering and transportation of crude oil. The Partnership is a processor of natural gas in the northeastern and southwestern United States, processing gas from the Appalachian Basin, one of the country's oldest natural gas-producing regions, and from East Texas, the Gulf Coast and Michigan. The Partnership's chief operating decision maker is the Chief Executive Officer ("CEO"). The CEO reviews the Partnership's discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operations. Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a segment basis. The Partnership's segments are as follows:

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

        The following items below the "Operating Income" line are not allocated to business segments: unrealized gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at the Partnership's corporate headquarters. Management does not consider these items allocable to any individual business segment. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates. The tables below present information about operating income for the reported segments for the three months ended March 31, 2007 and 2006.

Three months ended March 31, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$38,326	$46,922	$15,357	$486	$2,744	$14,859	$118,694
Affiliated parties	—	—	—	19,075	—	—	19,075

Total revenue	38,326	46,922	15,357	19,561	2,744	14,859	137,769
Operating expenses:
Purchased product costs	19,866	37,053	10,412	12,213	684	—	80,228
Facility expenses	4,267	3,597	1,499	3,369	1,559	(902)	13,389
Depreciation	2,086	974	1,006	905	1,164	1,639	7,774
Amortization of intangible assets	2,067	149	—	—	—	1,952	4,168
Accretion of asset retirement obligations	12	7	5	3	—	—	27

Operating income (loss) before items not allocated to segments	$10,028	$5,142	$2,435	$3,071	$(663)	$12,170	$32,183

Capital expenditures	$5,529	$43,657	$4,018	$265	$27	$585	$54,081
Assets attributable to segments	$331,586	$169,681	$75,274	$48,900	$44,623	$418,923	$1,088,987
Investment in Starfish							63,319
Fair value of derivative instruments							3,366
Leasehold improvements at corporate headquarters							2,010

Total assets							$1,157,682

Three months ended March 31, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$43,272	$62,268	$25,460	$419	$3,197	$15,195	$149,811
Affiliated parties	—	—	—	17,715	—	—	17,715

Total Revenue	43,272	62,268	25,460	18,134	3,197	15,195	167,526
Operating expenses:
Purchased product costs	23,952	55,325	21,423	10,110	935	—	111,745
Facility expenses	3,674	2,079	1,351	3,341	1,439	2,185	14,069
Depreciation	1,811	712	1,019	840	1,174	1,617	7,173
Amortization of intangible assets	2,073	—	—	—	—	1,943	4,016
Accretion of asset retirement obligations	11	6	5	3	—	—	25

Operating income (loss) before items not allocated to segments	$11,751	$4,146	$1,662	$3,840	$(351)	$9,450	$30,498

Capital expenditures	$7,696	$2,375	$1,895	$958	$71	$165	$13,160
Assets attributable to segments	$327,346	$72,773	$59,155	$51,205	$49,324	$418,533	$978,336
Investment in Starfish							40,986

Total assets							$1,019,322

        The following is a reconciliation of operating income before items not allocated to segments to net income (in thousands):

	Three months ended March 31,
	2007	2006
Total segment revenue	$137,769	$167,526
Derivative (loss) gain not allocated to segments	(6,929)	240

Total revenue	$130,840	$167,766

Operating income before items not allocated to segments	$32,183	$30,498
Derivative (loss) gain	(6,496)	240
Depreciation expense	(12)	—
Selling, general and administrative expenses	(13,842)	(8,338)

Income from operations	11,833	22,400
Earnings from unconsolidated affiliates	1,767	945
Interest income	1,920	220
Interest expense	(9,355)	(10,976)
Amortization of deferred financing costs	(661)	(808)
Miscellaneous (expense) income	(729)	2,092

Income before Texas margin tax	4,775	13,873
Texas margin tax	(19)	—

Net income	$4,756	$13,873

        Miscellaneous income for the three months ended March 31, 2007 and 2006 includes $0.1 million and $1.8 million, respectively, for insurance recoveries, related to charges incurred in 2005 from Hurricane Rita.

15. Subsequent Event

  Private Placement

        On April 9, 2007, the Partnership completed a private placement of approximately 4.1 million newly issued common units at a purchase price of $32.98, for net proceeds of approximately $137.6 million, including the General Partner's contribution to maintain its two percent general partner interest. The proceeds from this transaction will be used primarily to fund future capital expenditure requirements.

16. Restatement of Condensed Consolidated Financial Statements

        Subsequent to the issuance of the Partnerships Condensed Consolidated Financial Statements for the quarter ended March 31, 2007 the Partnership determined that certain revenue transactions in the East Texas segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue No. 99-19, Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires the Partnership to record revenue gross when its acts as the principal in a transaction and net when it acts as an agent. As a result the Partnership has restated its condensed consolidated financial statements for the three months ended March 31, 2007 and 2006.

	Three months ended March 31 2007
	As Previously Reported	Adjustment	Restated
Unaffiliated Revenues	$102,471	$16,223	$118,694
Revenues	114,617	16,223	130,840
Purchased product costs	64,005	16,223	80,228
Total operating expenses	102,784	16,223	119,007
Income from Operations	11,833	—	11,833
	Three months ended March 31 2006
	As Previously Reported	Adjustment	Restated
Unaffiliated Revenues	$139,027	$10,784	$149,811
Revenues	156,982	10,784	167,766
Purchased product costs	100,961	10,784	111,745
Total operating expenses	134,582	10,784	145,366
Income from Operations	22,400	—	22,400

        This restatement has the effect of increasing the amounts included in the revenue line item "Unaffiliated Revenues" and increasing, by the same amount, the amounts included in "Purchased product costs". The restatement of revenue and expenses does not affect net income, earnings per unit, the condensed consolidated statements of partners' capital or the condensed consolidated balance sheets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements included in this quarterly report on Form 10-Q/A that are not historical facts are forward-looking statements. We use words such as "could," "may," "will," "should," "expect," "plan," "project," "anticipate," "believe," "estimate," "intend" and similar expressions to identify forward-looking statements.

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

Overview

        We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil. We have a strategic and growing midstream position with assets in the northeast, southwest and Gulf Coast regions of the United States. We are one of the largest processors of natural gas in the Appalachian Basin, one of the country's oldest natural gas producing regions. We are also in the crude oil transportation and natural gas processing business in Michigan. Since our initial public offering, we have grown rapidly through organic growth projects and the completion of nine acquisitions.

        To better understand our business and the results of operations discussed below, it is important to have an understanding of four factors:

  •
  management's use of net operating margin (a non-GAAP measure, see below for reconciliation);

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

        The following is reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended March 31,
	2007	2006
Revenue	$130,840	$167,766
Purchased product costs	80,228	111,745

Net operating margin	50,612	56,021
Facility expenses	12,956	14,069
Selling, general and administrative expenses	13,842	8,338
Depreciation	7,786	7,173
Amortization of intangible assets	4,168	4,016
Accretion of asset retirement obligations	27	25

Income from operations	$11,833	$22,400

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

        For the three months ended March 31, 2007, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)	Total
Revenue	16%	35%	32%	17%	100%
Net operating margin	39%	38%	10%	13%	100%

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

  Our Relationship with MarkWest Hydrocarbon, Inc.

        We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. We expect to continue deriving a portion of our revenue from the services we provide under our contracts with MarkWest Hydrocarbon. For the three months ended March 31, 2007, the Company accounted for 14% of our revenue and 13% of our net operating margin, compared to 11% of our revenue and 14% of our net operating margin for the three months ended March 31, 2006. As of March 31, 2007, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 15% limited partner interest in the Partnership, consisting of 3,738,992 common units, 1,200,000 subordinated units, and a 2% general partner interest.

        We have an Omnibus Agreement with MarkWest Hydrocarbon which governs potential competition and indemnification obligations among us and the other parties to the agreement; competition from other NGL processors, including major energy companies. At the time of our initial public offering we entered into additional agreements with MarkWest Hydrocarbon which are discussed in Note 11 to the Condensed Consolidated Financial Statements under Item 1 of this report on Form 10-Q/A.

        Financial Statement Restatement

        Subsequent to the issuance of the Partnership's consolidated financial statements for the quarter ended March 31, 2007, the general partner of the Partnership and its Audit Committee, determined that previously issued condensed consolidated financial statements for the years ended December 31, 2006 and 2005, including the quarters therein, and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in the East Texas business segment. Accordingly, the Audit Committee of the Partnership concluded that the condensed consolidated financial statements for such periods should not be relied upon. The restatement involves transactions in which the Partnership has determined it acted as a principal instead of an agent, thereby giving rise to accounting for revenue from such activities on a gross rather than net basis. The Partnership arrived at this decision after an extensive review of its accounting for revenue arrangements consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

  Operating Data

	Three months ended March 31,
			% Change
	2007	2006
East Texas:
Gathering systems throughput (Mcf/d)	401,400	346,000	16.0%
NGL product sales (gallons)	41,788,000	35,436,000	17.9%
Oklahoma:
Foss Lake gathering systems throughput (Mcf/d)	95,200	87,600	8.7%
Woodford gathering systems throughput (Mcf/d)(1)	51,200	NA	NA
Grimes gathering systems throughput (Mcf/d)(2)	12,700	NA	NA
Arapaho NGL product sales (gallons)	20,524,000	18,417,000	11.4%
Other Southwest:
Appleby gathering systems throughput (Mcf/d)	51,100	33,500	52.5%
Other gathering systems throughput (Mcf/d)	16,400	19,100	(14.1)%
Lateral throughput volumes (Mcf/d)	52,800	49,700	6.2%
Appalachia:
Natural gas processed (Mcf/d)	203,400	205,000	(0.8)%
NGLs fractionated (Gal/d)	467,700	449,000	4.2%
NGL product sales (gallons)	11,409,000	10,482,000	8.8%
Michigan:
Natural gas throughput (Mcf/d)	6,000	6,300	(4.8)%
NGL product sales (gallons)	1,125,000	1,449,000	(22.4)%
Crude oil transported (Bbl/d)	14,200	14,000	1.4%
Gulf Coast:
Refinery off-gas processed (Mcf/d)	119,300	120,000	(0.6)%
Liquids fractionated (Bbl/d)	25,000	24,900	0.4%

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

  •
  Other Southwest.    We own a number of natural gas gathering systems located in Texas, Louisiana, Mississippi and New Mexico. These systems generally service long-lived natural gas basins that continue to experience drilling activity. We gather a significant portion of the gas produced from fields adjacent to our gathering systems. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer. We also own four lateral pipelines in Texas and New Mexico. The New Mexico pipeline facilities and related assets are subject to regulation by the Federal Energy Regulatory Commission ("FERC").

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

        We own a 50% non-operating membership interest in Starfish Pipeline Company, LLC, ("Starfish"), whose assets are located in the Gulf of Mexico and southwestern Louisiana. The Starfish interest is part of a joint venture with Enbridge Offshore Pipelines L.L.C., which is accounted for using the equity method; the financial results for Starfish are included in "Earnings from unconsolidated affiliates" in the accompanying Condensed Consolidated Statements of Operations and are not included in the Gulf Coast Business Unit results.

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by geographic region, for the three months ended March 31, 2007:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue	28%	34%	11%	14%	2%	11%	100%
Net operating margin	32%	17%	9%	13%	4%	25%	100%

  Three months ended March 31, 2007, compared to three months ended March 31, 2006

        The following items below the "Operating Income" line are not allocated to business segments: unrealized gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters. Management does not consider these items allocable to any individual business segment. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates. The tables below present information about operating income for the reported segments for the three months ended March 31, 2007 and 2006.

East Texas

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenue	$38,326	$43,272
Operating expenses:
Purchased product costs	19,866	23,952
Facility expenses	4,267	3,674
Depreciation	2,086	1,811
Amortization of intangible assets	2,067	2,073
Accretion of asset retirement obligations	12	11

Total operating expenses before selling, general and administrative expenses	28,298	31,521

Operating income before items not allocated to segments	$10,028	$11,751

        Revenue.    Revenue decreased $4.9 million, or 11%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. This decrease was due primarily to a contractual change from a purchasing contract to a processing contract at our Carthage facility in the third quarter of 2006. This decrease in revenue was partially offset by an increase in NGL revenue of $6.2 million driven primarily by higher volumes related to the remaining contracts (71,000 Gal/d). Additionally, in the first quarter of 2006, a $1.9 million accrued liability associated with a measurement or volume discrepancy increased revenue in that quarter.

        Purchased Product Costs.    Purchased product costs decreased $4.1 million, or 17%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. This decrease was due primarily to a contractual change from a purchasing contract to a processing contract at our Carthage facility in the third quarter of 2006. This led to lower volumes being purchased in the first three months of 2007 compared to the same period in 2006.

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

        Purchased Product Costs.    Purchased product costs decreased $11.0 million, or 51%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. The decrease in costs is primarily a result of lower volumes due to a change in our contract mix, and a decrease in prices of $0.31per MMBtu in 2007 as compared to the same period in 2006.

Appalachia

	Three months ended March 31,
	2007	2006
	(in thousands)
Revenues:
Unaffiliated	$486	$419
Affiliated	19,075	17,715

Total revenue	19,561	18,134

Operating expenses:
Purchased product costs	12,213	10,110
Facility expenses	3,369	3,341
Depreciation	905	840
Accretion of asset retirement obligations	3	3

Total operating expenses before selling, general and administrative expenses	16,490	14,294

Operating income before items not allocated to segments	$3,071	$3,840

        Revenue.    Total revenue increased $1.4 million, or 8%, during the three months ended March 31, 2007, compared to the corresponding period in 2006. The increase was primarily a result of higher volumes from our NGL sales at our Maytown facility of 10,000 Gal/d ($1.0 million) which were offset slightly by lower prices of $.004/gallon ($0.1 million). Higher gas volumes at the Cobb plant and higher liquid volumes at the Kenova and Boldman plants also contributed to the increase. Additionally, the purging of the Appalachia Liquids Pipeline System ("ALPS") linefill resulted in a $0.3 million increase in revenue.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $5.5 million, or 66%, during the three months ended March 31, 2007, relative to the comparable period in 2006. $4.2 million of the increase can be attributed to higher non-cash equity-based compensation expense. Of this amount, $3.7 million is attributable to the Participation Plan, with the balance to restricted units. Participation Plan compensation expense is determined based on the formula-based increase in the value of the General Partner. The formula is based on the market price of the Partnership's common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. In addition to the increase in equity-based compensation expense, labor and professional services costs increased.

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

        Our wholly owned subsidiary MarkWest Energy Operating Company, L.L.C. has a $250 million dollar revolving credit facility (the "Credit Facility"). The Credit Facility is guaranteed by the Partnership and substantially all of our subsidiaries and is collateralized by substantially all of our assets and those of our subsidiaries. The borrowings under the Credit Facility bear interest at a variable interest rate, plus basis points. The basis points vary based on the ratio of our consolidated debt to consolidated EBITDA, as defined in the fifth amendment to the Credit Facility. For the quarter ended March 31, 2007 the weighted average interest rate on the Credit Facility was 7.59%.

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

        At March 31, 2007, in conjunction with our wholly owned subsidiary, MarkWest Energy Finance Corporation, we had two series of senior notes outstanding, $225.0 million, at a fixed rate of 6.875% which will mature in November 2014 (the "2014 Notes") and $271.9 million, net of unamortized discount of $3.1 million at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $505.5 million and $499.8 million at March 31, 2007 and December 31, 2006, respectively, based on quoted market prices.

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

        Our affiliate MarkWest Energy Appalachia, L.L.C. ("MEA") operates the ALPS pipeline to transport NGLs from our Maytown gas processing plant to our Siloam fractionator. A segment of the ALPS pipeline, which runs from the Maytown plant to the Ranger Junction, West Virginia, is owned by Equitable Production Company, and is leased and operated by MEA. As part of its ongoing operation of the ALPS pipeline, MEA implemented an in-line inspection program on this segment of the ALPS pipeline. Data from its in-line inspection indicated areas of external corrosion and other defects in a four mile section of pipeline, and as a result MEA idled the Maytown to Ranger segment. The in-line inspection data coupled with other information MEA has gathered is being reviewed and MEA is working with Equitable to determine what the most appropriate corrective action may be. In the interim, MEA is trucking the NGLs produced from our Maytown plant to the Siloam fractionation facility while MEA is maintaining this segment of the ALPS pipeline in idle status. As a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have a material adverse effect on our results of operations or financial positions.

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements.

        We adopted the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), effective January 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material effect on our financial position or results of operations.

        Except for the adoption of FIN 48, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

        Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Positive (negative) amounts represent unrealized gains (losses). The following tables summarize our current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—1,325 Bbl/d	Apr-Dec 2007	$63.95	$(1,736)
Crude—140 Bbl/d	Apr-Dec 2007	74.10	199
Basis Swaps	Contract Period	Fair Value
		(in thousands)
Natural Gas—14,000 MMBtu/d	Apr-Oct 2007	$(59)
Options (puts)(3)	Contract Period	Floor	Fair Value
			(in thousands)
Ethane—50,000 Gal/d	Apr-Dec 2007	$0.65	$(352)
Collars(4)	Contract Period	Floor (2)	Cap(2)	Fair Value
				(in thousands)
Crude—1,105 Bbl/d	Apr-Dec 2007	$69.08	$82.43	$1,015
Crude—1,476 Bbl/d	Jan-Mar 2008	69.76	79.01	413
Crude—1,475 Bbl/d	Jan-Mar 2008	64.80	70.71	(261)
Propane—30,000 Gal/d	Apr-Jun 2007	0.96	1.16	(41)
Propane—30,000 Gal/d	Jul-Sep 2007	0.97	1.16	(85)
Propane—30,000 Gal/d	Oct-Dec 2007	0.98	1.18	—

(1)
Forward sales to hedge our production.

(2)
A weighted average price is used for grouped positions.

(3)
Purchase of puts to hedge our Ethane production.

(4)
Forward producer collars to hedge our production.

        The Partnership has also entered into a contract which gives it an option to fix a component of the price of electricity at one of its plant locations. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133") the value of this contract is marked based on an index price through facilities expense. As of March 31, 2007, the value of this contract was marked as a long-term asset of $0.7 million and a short-term liability of $0.3 million.

        The following tables summarize our non-current derivative positions at March 31, 2007:

Fixed Swaps(1)	Contract Period	Fixed Price(2)	Fair Value
			(in thousands)
Crude—85 Bbl/d	Jan 2010	$66.35	$(4)
Crude—2,866 Bbl/d	Jan-Mar 2010	64.54	(744)
Crude—79 Bbl/d	Feb 2010	66.35	(3)
Crude—75 Bbl/d	Mar 2010	66.35	(3)
Crude—1,199 Bbl/d	Apr 2010	66.27	(42)
Crude—1,202 Bbl/d	May 2010	66.27	(40)
Crude—1,153 Bbl/d	Jun 2010	66.28	(32)
Collars(3)	Contract Period	Floor(2)	Cap(2)	Fair Value
				(in thousands)
Crude—1,473 Bbl/d	Apr-Jun 2008	$69.48	$78.66	$375
Crude—1,475 Bbl/d	Apr-Dec 2008	64.80	70.71	(790)
Crude—1,437 Bbl/d	Jul-Sep 2008	68.90	78.32	329
Crude—1,473 Bbl/d	Oct-Dec 2008	68.41	77.85	304
Crude—2,475 Bbl/d	Jan-Dec 2009	63.78	69.72	(2,096)
Crude—450 Bbl/d	Jan-Dec 2009	63.00	70.00	(586)

(1)
Forward sales to hedge our production.

(2)
A weighted average price is used for grouped positions.

(3)
Forward producer collars to hedge our production.

        The impact of our commodity derivative instruments on results of operations and financial position are summarized below (in thousands):

	March 31, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$1,627	$4,211
Non-current asset	1,739	2,759
Current liability	2,832	91
Non-current liability	4,340	1,362

        We entered into the following derivative positions subsequent to March 31, 2007:

Fixed Swaps	Contract Period	Fixed Price(1)
Crude—875 Bbl/d(2)	Jun-Sep 2007	$66.55
Crude—483 Bbl/d(2)	Jun-Dec 2007	69.25
Crude—150 Bbl/d(3)	Jan-Dec 2008	69.76
Natural Gasoline—9,724 Gal/d(3)	Jun-Sep 2007	1.60
Natural Gasoline—3,780 Gal/d(3)	Jun-Dec 2007	1.61
Propane—27,322 Gal/d(3)	Jun-Sep 2007	1.13
Propane—15,461 Gal/d(3)	Jun-Dec 2007	1.14
Normal Butane—6,554 Gal/d(3)	Jun-Sep 2007	1.28
Normal Butane—4,459 Gal/d(3)	Jun-Dec 2007	1.31
Isobutane—5,282 Gal/d(3)	Jun-Sep 2007	1.39
Isobutane—3,997 Gal/d(3)	Jun-Dec 2007	1.37

Collars(4)	Contract Period	Floor(1)	Cap(1)
Crude—595 Bbl/d	Apr 2010	$66.00	$72.00
Crude—597 Bbl/d	May 2010	66.00	72.00
Crude—573 Bbl/d	Jun 2010	66.00	72.00

    (1)
    A weighted average price is used for grouped positions.

    (2)
    Forward purchases to modify existing hedge positions.

    (3)
    Forward sales to hedge our production.

    (4)
    Forward producer collars to hedge our production.

Item 4.    Controls and Procedures (Revised)

Disclosure Controls and Procedures

        As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Partnership's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure as evidenced by the material weakness described below.

        As reported in Item 9A of the Partnership's 2006 Form 10-K/A filed on November 5, 2007, management reported the existence of a continuing material weakness related to proper contract accounting. This material weakness continues to exist as of March 31, 2007. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of December 31, 2006, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not completed a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate.

Changes in Internal Controls Over Financial Reporting

Material Weakness Remediation—Contract Accounting

        Management has adopted remedial measures to address certain aspects of the material weakness in our internal controls that existed on December 31, 2006. The remediation procedures included detailed management review of substantially all contracts in effect at December 31, 2006, for the presence of derivatives or embedded derivatives. In addition, we enhanced the procedures around contract reviews and monitoring of new accounting guidance, including the development of a newly designed contract review and approval process. As part of this process we are continuing our evaluation of previously existing as well as newly signed contracts for a broader range of accounting issues beyond the previously disclosed derivative review to include revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. Management is also completing a reevaluation of all critical accounting memos that have a direct impact on contract accounting. In addition, management will enhance existing contract accounting review checklists to ensure proper accounting analysis of significant revenue recognition and technical accounting areas.

        Except as described above, there were no other changes in the Partnership's internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which count involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which dates predate MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

        Related to the above referenced pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain expenses related to the pipeline incident. These expenses include the MarkWest's internal expenses and costs incurred for damage to, and loss of use of the pipeline, equipment and products; the extra transportation costs incurred for transporting the liquids while the pipeline was out of service; the reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim, and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The expenses and costs have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing. In addition to the above, MarkWest has also asserted that a portion of the cost of pipeline testing, replacement and repair is subject to an equitable sharing arrangement with the pipeline owner, pursuant to the terms of the pipeline lease agreement.

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

        The Partnership had previously disclosed receiving notice from one of its customers of a potential gas measurement and accounting discrepancy. The Partnership and its customer have been involved in ongoing discussions to evaluate and resolve all issues, and in April 2007, the parties reached final settlement of all outstanding or potential issues to both parties' satisfaction, for an amount of immaterial impact to the Partnership.

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

(1)
Incorporated by reference to MarkWest Energy Partners, L.P.'s Current Report on Form 8-K, filed with the Commission on April 11, 2007.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: November 2, 2007	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2007	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)