Form 10-Q/A
period 2007-06-30
MARKWEST ENERGY PARTNERS L P
filed 2007-11-05
CIK 1166036

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

        The number of the registrant's Common and Subordinated Units outstanding at July 30, 2007, were 35,299,909 and 1,200,000 respectively.

Explanatory Note

        We have determined that, in certain cases, we did not comply with accounting principles generally accepted in the United States of America in the preparation of our 2006 and 2007 first and second quarter condensed consolidated financial statements and, accordingly, this Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q originally filed by MarkWest Energy Partners, LP (the "Partnership") on August 8, 2007 for the second quarter ended June 30, 2007 (the "original report") to restate the Partnership's previously issued Quarterly Report.

        The Partnership has determined that previously issued consolidated financial statements for the years ended December 31, 2006, and 2005, including quarters therein, and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in our East Texas segment which were accounted for net as an agent. The Partnership has determined in these arrangements it acted as the principal and therefore the revenue should have been reported gross. The Partnership is filing contemporaneously with this Form 10-Q/A for the quarterly period ended June 30, 2007, Form 10-Q/A for the quarterly period ended March 31, 2007 and its Annual Report on Form 10-K/A for the year ended December 31, 2006, which includes restated financial statements for the years ended December 31, 2006 and 2005, which reflects the effects of the restatement in the respective interim periods.

        As discussed in Note 16, Restatement of Condensed Consolidated Financial Statements, to the condensed consolidated financial statements included in Item 1 of this Form 10-Q/A, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation in the Partnership's East Texas segment consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for net as an agent. This guidance requires the Partnership to record revenue gross when it acts as a principal and net when it acts as an agent.

        This Form 10-Q/A amends and restates only Part I Items 1, 2 and 4 of the original report. The remaining items are not amended. Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original report, and the Partnership has not updated the disclosures contained herein to reflect events that occurred subsequently. Accordingly, this Form 10-Q/A should be read in conjunction with Partnership filings made with the Securities and Exchange Commission subsequent to the filing of the original report, including any amendments of those filings.

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

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(As restated, see Note 16)	(As restated, see Note 16)	(As restated, see Note 16)	(As restated, see Note 16)
Revenue:
Unaffiliated parties	$146,667	$137,009	$265,361	$286,820
Affiliates	19,254	17,879	38,329	35,594
Derivative loss	(7,363)	(6,901)	(14,292)	(6,661)

Total revenue	158,558	147,987	289,398	315,753

Operating expenses:
Purchased product costs	96,108	89,091	176,336	200,836
Facility expenses	20,303	15,160	33,259	29,229
Selling, general and administrative expenses	12,475	8,988	26,317	17,326
Depreciation	9,127	7,384	16,913	14,557
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51

Total operating expenses	142,209	124,676	261,216	270,042

Income from operations	16,349	23,311	28,182	45,711
Other income (expense):
Earnings from unconsolidated affiliates	1,656	1,228	3,423	2,173
Interest income	479	259	2,399	479
Interest expense	(8,991)	(10,714)	(18,346)	(21,690)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(661)	(826)	(1,322)	(1,634)
Miscellaneous (expense) income	(451)	1,515	(1,180)	3,607

Income before Texas margin tax	8,381	14,773	13,156	28,646
Texas margin tax expense	(106)	(679)	(125)	(679)

Net income	$8,275	$14,094	$13,031	$27,967

Interest in net income:
General partner	$1,943	$818	$2,042	$1,646

Limited partners	$6,332	$13,276	$10,989	$26,321

Net income per limited partner unit: (see Note 11)
Basic	$0.18	$0.52	$0.32	$1.02

Diluted	$0.17	$0.51	$0.32	$1.02

Weighted-average units outstanding (June 30, 2006, numbers adjusted to reflect February 28, 2007, unit split, see Note 2):
Basic	36,095	25,758	34,254	25,752

Diluted	36,216	25,876	34,412	25,860

Distributions declared per common unit	$0.51	$0.44	$1.01	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statement of Changes in Partners' Capital

(unaudited, in thousands)

	PARTNERS' CAPITAL
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

2. Basis of Presentation

        The Partnership's unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In management's opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership's December 31, 2006, Annual Report on Form 10-K. Finally, consider that results for the three and six months ended June 30, 2007, are not necessarily indicative of results for the full year 2007, or any other future period.

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

        The Partnership adopted the Financial Accounting Standards Board ("FASB") Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. ("SFAS") 109, Accounting for Income Taxes ("SFAS 109"). Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material effect on the Partnership's financial position or results of operations.

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

4. Equity Investments

        The Partnership applies the equity method of accounting for its 50% non-operating interest in Starfish Pipeline Company, L.L.C. ("Starfish"). Upon the acquisition of Starfish, there were differences between the purchase price allocated to the investments and the underlying equity of the subsidiaries attributable to the Partnership's interest. The Partnership is amortizing these differences based upon the hypothetical purchase price allocation to the assets and liabilities of the subsidiaries as if the Partnership was consolidating Starfish. The difference between the carrying amount of the Partnership's equity method investment and the underlying equity attributable to the Partnership's interest is being amortized over seventeen years. Summarized financial information for Starfish is as follows (in thousands):

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

  Senior Notes

        At June 30, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding: $225.0 million at a fixed rate of 6.875% due in November 2014 (the "2014 Notes") and $272.0 million, net of unamortized discount of $3.0 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $485.9 million and $499.8 million at June 30, 2007, and December 31, 2006, respectively, based on quoted market prices.

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

        At June 30, 2007, and December 31, 2006, the Partnership recorded premium payments relating to certain put option contracts. The premiums allowed the Partnership to secure specific pricing on those contracts. The payment is recorded as an asset and will be amortized through revenue as the puts expire or are exercised. The current and noncurrent risk management deposits have been recorded as "Other assets" and "Other long-term assets", respectively, in the accompanying Condensed Consolidated Balance Sheets.

        The Partnership accounts for the impact of its commodity derivative instruments as a component of revenue. The Partnership also has a contract allowing it to fix a component of the price of electricity at one of its plant locations. Unrealized gains (losses) from the contract are recognized as a component of facility expenses. The impact of the Partnership's commodity derivative instruments on revenues and facility expenses are summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Realized gain (loss)	$7	$(476)	$2,834	$63
Unrealized loss	(7,370)	(6,425)	(17,126)	(6,724)

Derivative loss	$(7,363)	$(6,901)	$(14,292)	$(6,661)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Facility expenses:
Unrealized loss	$(1,029)	$—	$(596)	$—

8. Equity Offering

        On April 9, 2007, the Partnership completed a private placement of approximately 4.1 million unregistered common units. The units were issued at a purchase price of $32.98 per unit. The sale of units resulted in net proceeds of approximately $137.7 million, after legal, accounting and other transaction expenses. The proceeds include the general partner's $2.8 million contribution to maintain its 2% general partner interest. The net proceeds from the offering will be used to fund capital expenditure requirements.

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

        A reconciliation of the Partnership's asset retirement obligation liability is as follows (in thousands):

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

        The general partner has adopted the Long Term Incentive Plan (the "LTIP") for employees and directors of the general partner, as well as employees of its affiliates who perform services for the Partnership. The LTIP currently permits the grant of awards covering an aggregate of 1,000,000 common units, comprised of 400,000 restricted units and 600,000 unit options. The LTIP is administered by the compensation committee of the general partner's board of directors.

        The following is a summary of restricted unit activity under the Partnership's LTIP:

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

11. Earnings per Unit

        Except as discussed in the following paragraph, basic and diluted net income per limited partner unit is calculated by dividing net income, after deducting the amount allocated to the general partner's interest, by the weighted average number of limited partner common and subordinated units outstanding during the period.

        Emerging Issues Task Force Issue Number 03-6, Participating Securities and the Two-Class Method under FASB Statement Number 128 ("EITF 03-6"), addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-6 provides that the general partner's interest in net income is to be calculated based on the amount that would be allocated to the general partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. In any accounting period where the Partnership's aggregate net income exceeds the aggregate distributions for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint. EITF 03-6 does not impact the Partnership's aggregate distributions for any period, but it can have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership's aggregate earnings, as if distributed, is allocated to the incentive distribution rights held by the general partner, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.

        The following table shows the computation of basic and diluted earnings per limited partner unit, the net income available to limited partners and the weighted-average units used to compute diluted net income per limited partner unit for the three and six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per limited partner unit:
Net income	$8,275	$14,094	$13,031	$27,967
Less:
General partner's incentive distribution paid	(5,639)	(2,125)	(10,335)	(3,631)

Sub-total	2,636	11,969	2,696	24,336
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	26	(26)	53	(53)
Participation plan allocation	3,800	1,604	8,465	2,575

Net income before GP interest	6,462	13,547	11,214	26,858
Less:
General Partner's 2% interest	(130)	(271)	(225)	(537)
Additional earnings allocated to general partners	—	—	—	—

Net income available to limited partners under EITF 03-6	$6,332	$13,276	$10,989	$26,321

Denominator:
Denominator for basic earnings per limited partner unit-weighted-average number of limited partner units	36,095	25,758	34,254	25,752
Effect of dilutive securities(1):
Weighted-average of restricted units outstanding	121	118	158	108

Denominator for diluted earnings per limited partner unit-weighted-average number of limited partner units	36,216	25,876	34,412	25,860

Net income per limited partner unit:
Basic	$0.18	$0.52	$0.32	$1.02

Diluted	$0.17	$0.51	$0.32	$1.02

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

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by the Partnership's subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

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

        The tables below present information about operating income for the reported segments for the three and six months ended June 30, 2007 and 2006. The following items below the "Operating Income" line are not allocated to business segments as management does not consider these items allocable to any individual business segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at the Partnership's corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

Three months ended June 30, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$46,980	$61,107	$17,665	$467	$2,960	$17,488	$146,667
Affiliated parties	—	—	—	19,254	—	—	19,254

Total revenue	46,980	61,107	17,665	19,721	2,960	17,488	165,921
Operating expenses:
Purchased product costs	26,601	44,727	11,803	12,491	486	—	96,108
Facility expenses	4,446	4,975	1,706	3,675	1,488	2,984	19,274
Depreciation	2,170	2,159	1,087	880	1,169	1,648	9,113
Amortization of intangible assets	2,067	150	—	—	—	1,951	4,168
Accretion of asset retirement obligations	13	7	4	4	—	—	28

Operating income (loss) before items not allocated to segments	$11,683	$9,089	$3,065	$2,671	$(183)	$10,905	$37,230

Capital expenditures	$12,410	$65,066	$5,186	$778	$—	$1,401	$84,841
Assets attributable to segments	$338,303	$273,011	$73,033	$48,916	$42,949	$435,168	$1,211,380
Investment in Starfish							61,474
Fair value of derivative instruments(1)							3,589
Leasehold Improvements at corporate headquarters							2,000

Total assets							$1,278,443

(1)
The fair value of derivative instruments includes risk management deposits. For further information, see Note 7 to the condensed consolidated financial statements.

Three months ended June 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$44,438	$47,926	$22,270	$430	$3,288	$18,657	$137,009
Affiliated parties	—	—	—	17,879	—	—	17,879

Total Revenue	44,438	47,926	22,270	18,309	3,288	18,657	154,888
Operating expenses:
Purchased product costs	23,003	37,022	17,815	10,347	904	—	89,091
Facility expenses	4,278	1,466	1,601	3,474	1,414	2,927	15,160
Depreciation	1,907	739	1,040	898	1,180	1,620	7,384
Amortization of intangible assets	2,074	—	—	—	—	1,953	4,027
Accretion of asset retirement obligations	11	7	5	3	—	—	26

Operating income (loss) before items not allocated to segments	$13,165	$8,692	$1,809	$3,587	$(210)	$12,157	$39,200

Segment capital expenditures	$3,952	$2,486	$2,459	$(207)	$52	$2,056	$10,798
Capital expenditures not allocated to segments							822

Capital expenditures							$11,620

Assets attributable to segments	$323,109	$70,927	$56,882	$51,307	$48,152	$428,880	$979,257
Investment in Starfish							57,211
Fair value of derivative instruments							1,131
Leasehold Improvements at corporate headquarters							1,442

Total assets							$1,039,041

Six months ended June 30, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$85,306	$108,029	$33,022	$953	$5,704	$32,347	$265,361
Affiliated parties	—	—	—	38,329	—	—	38,329

Total revenue	85,306	108,029	33,022	39,282	5,704	32,347	303,690
Operating expenses:
Purchased product costs	46,467	81,780	22,215	24,704	1,170	—	176,336
Facility expenses	8,713	8,572	3,205	7,044	3,047	2,082	32,663
Depreciation	4,256	3,133	2,093	1,785	2,333	3,287	16,887
Amortization of intangible assets	4,134	299	—	—	—	3,903	8,336
Accretion of asset retirement obligations	25	14	9	7	—	—	55

Operating income (loss) before items not allocated to segments	$21,711	$14,231	$5,500	$5,742	$(846)	$23,075	$69,413

Capital expenditures	$17,939	$108,723	$9,204	$1,043	$27	$1,986	$138,922

Six months ended June 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast	Total
Revenue:
Unaffiliated parties	$87,710	$110,194	$47,730	$849	$6,485	$33,852	$286,820
Affiliated parties	—	—	—	35,594	—	—	35,594

Total Revenue	87,710	110,194	47,730	36,443	6,485	33,852	322,414
Operating expenses:
Purchased product costs	46,955	92,347	39,238	20,457	1,839	—	200,836
Facility expenses	7,952	3,545	2,952	6,815	2,853	5,112	29,229
Depreciation	3,718	1,451	2,059	1,738	2,354	3,237	14,557
Amortization of intangible assets	4,147	—	—	—	—	3,896	8,043
Accretion of asset retirement obligations	22	13	10	6	—	—	51

Operating income (loss) before items not allocated to segments	$24,916	$12,838	$3,471	$7,427	$(561)	$21,607	$69,698

Segment capital expenditures	$11,648	$4,861	$4,354	$751	$123	$2,221	$23,958
Capital expenditures not allocated to segments							822

Capital expenditures							$24,780

        The following is a reconciliation of operating income before items not allocated to segments to net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total segment revenue	$165,921	$154,888	$303,690	$322,414
Derivative loss not allocated to segments	(7,363)	(6,901)	(14,292)	(6,661)

Total revenue	$158,558	$147,987	$289,398	$315,753

Operating income before items not allocated to segments	$37,230	$39,200	$69,413	$69,698
Derivative loss not allocated to segments	(8,392)	(6,901)	(14,888)	(6,661)
Depreciation expense not allocated to segments	(14)	—	(26)	—
Selling, general and administrative expenses not allocated to segments	(12,475)	(8,988)	(26,317)	(17,326)

Income from operations	16,349	23,311	28,182	45,711
Earnings from unconsolidated affiliates	1,656	1,228	3,423	2,173
Interest income	479	259	2,399	479
Interest expense	(8,991)	(10,714)	(18,346)	(21,690)
Amortization of deferred financing costs	(661)	(826)	(1,322)	(1,634)
Miscellaneous (expense) income	(451)	1,515	(1,180)	3,607

Income before Texas margin tax	8,381	14,773	13,156	28,646
Texas margin tax	(106)	(679)	(125)	(679)

Net income	$8,275	$14,094	$13,031	$27,967

16. Restatement of Condensed Consolidated Financial Statements

        Subsequent to the issuance of the Partnership's condensed consolidated financial statements for the quarter ended June 30, 2007, the Partnership determined that certain revenue transactions in the East Texas segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue No. 99-19, Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19"). EITF 99-19 requires the Partnership to record revenue gross when its acts as the Principal in a transaction and net when it acts as an agent. As a result, the Partnership has restated its condensed consolidated financial statements for the three and six months periods ended June 30, 2007 and 2006.

        The following tables present the impact of the restatement on the affected line items of the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Unaffiliated revenues	$124,772	$21,895	$146,667	$124,162	$12,847	$137,009
Revenues	136,663	21,895	158,558	135,140	12,847	147,987
Purchased product costs	74,213	21,895	96,108	76,244	12,847	89,091
Total operating expenses	120,314	21,895	142,209	111,829	12,847	124,676
Income from operations	16,349	—	16,349	23,311	—	23,311
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Unaffiliated revenues	$227,243	$38,118	$265,361	$263,189	$23,631	$286,820
Revenues	251,280	38,118	289,398	292,122	23,631	315,753
Purchased product costs	138,218	38,118	176,336	177,205	23,631	200,836
Total operating expenses	223,098	38,118	261,216	246,411	23,631	270,042
Income from operations	28,182	—	28,182	45,711	—	45,711

        This restatement has the effect of increasing the amounts included in the revenue line item "Unaffiliated Revenues" and increasing, by the same amount, the amounts included in "Purchased product costs." The restatement of revenue and expenses does not affect net income, earnings per unit, the condensed consolidated statements of partners' capital or the condensed consolidated balance sheets.

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

        The following is reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$158,558	$147,987	$289,398	$315,753
Purchased product costs	96,108	89,091	176,336	200,836

Net operating margin	62,450	58,896	113,062	114,917
Facility expenses	20,303	15,160	33,259	29,229
Selling, general and administrative expenses	12,475	8,988	26,317	17,326
Depreciation	9,127	7,384	16,913	14,557
Amortization of intangible assets	4,168	4,027	8,336	8,043
Accretion of asset retirement obligations	28	26	55	51

Income from operations	$16,349	$23,311	$28,182	$45,711

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

        For the six months ended June 30, 2007, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)
Revenue	16%	35%	32%	17%
Net operating margin	36%	39%	9%	16%

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

        Since our initial public offering, we have completed nine acquisitions for an aggregate purchase price of approximately $809.9 million. The following table contains information regarding each of these acquisitions (consideration in millions):

Name	Assets	Location	Consideration	Closing Date
Santa Fe	Gathering system	Oklahoma	$15.0	December 29, 2006
Javelina(1)	Gas processing and fractionation facility	Corpus Christi, Texas	398.8	November 2005
Starfish(2)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005
East Texas	Gathering system and gas processing assets	East Texas	240.7	July 30, 2004
Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004
Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003
Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003
Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003
Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)
Consideration includes $35.5 million in cash.

(2)
Represents a 50% non-controlling interest.

  Our Relationship with MarkWest Hydrocarbon, Inc.

        We were formed by MarkWest Hydrocarbon in 2002 to acquire most of its natural gas gathering and processing assets and NGL transportation, fractionation and storage assets. MarkWest Hydrocarbon remains one of our largest customers. We expect to continue deriving a portion of our revenue from the services we provide under our contracts with MarkWest Hydrocarbon. For the six months ended June 30, 2007, the Company accounted for 13% of our revenue and 12% of our net operating margin, compared to 11% of our revenue and 13% of our net operating margin for the six months ended June 30, 2006. As of June 30, 2007, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 15% limited partner interest in the Partnership, consisting of 3,738,992 common units, 1,200,000 subordinated units, and a 2% general partner interest.

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

  Financial Statement Restatement

        Subsequent to the issuance of the Partnership's condensed consolidated financial statements for the quarter ended June 30, 2007, the general partner of the Partnership and its Audit Committee, determined that previously issued consolidated financial statements for the years ended December 31, 2006 and 2005, including the quarters therein, and the quarters ended March 31 and June 30, 2007 should be restated to correct an error in accounting for certain revenue arrangements in the East Texas business segment. Accordingly, the Audit Committee of the Partnership concluded that the condensed consolidated financial statements for such periods should not be relied upon. The restatement involves transactions in which the Partnership has determined it acted as a principal instead of an agent, thereby giving rise to accounting for revenue from such activities on a gross rather than net basis. The Partnership arrived at this decision after an extensive review of its accounting for revenue arrangements consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

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

  •
  a $0.9 million decrease in the operating income associated with the Northeast Business Unit (Appalachia and Michigan segments), primarily due to increased trucking expenses of $1.0 million associated with the shutdown of the Appalachia Liquid Pipeline System ("ALPS") pipeline in late 2006; and

  •
  a $1.2 million increase in the operating income associated with the Other Southwest segment. This increase was primarily a result of increased volumes at our Appleby facility.

  Cash Distributions

        Our quarterly cash distribution of $0.53 per limited partner unit for the quarter ended June 30, 2007, was declared on July 19, 2007. This distribution is an increase of $0.02 per unit over the 2007 first quarter distribution and an increase of $0.07 per unit over the comparable period in 2006.

  Operating Data

	Three months ended June 30,			Six months ended June 30,
			% Change			% Change
	2007	2006		2007	2006
East Texas:
Gathering systems throughput (Mcf/d)	407,000	375,000	8.5%	404,000	360,000	12.2%
NGL product sales (gallons)	44,486,000	40,461,000	9.9%	86,274,000	75,897,000	13.7%
Oklahoma:
Foss Lake gathering systems throughput (Mcf/d)	103,700	84,500	22.7%	99,400	86,100	15.4%
Woodford gathering system throughput (Mcf/d)(1)	102,800	N/A	N/A	76,900	N/A	N/A
Grimes gathering system throughput (Mcf/d)(2)	11,200	N/A	N/A	11,900	N/A	N/A
Arapaho NGL product sales (gallons)	22,233,000	19,615,000	13.3%	42,758,000	38,032,000	12.4%
Other Southwest:
Appleby gathering system throughput (Mcf/d)	58,000	33,600	72.6%	53,400	33,600	58.9%
Other gathering systems throughput (Mcf/d)	9,600	21,900	(56.2)%	13,000	20,500	(36.6)%
Lateral throughput volumes (Mcf/d)	68,100	93,600	(27.2)%	59,200	71,500	(17.2)%
Appalachia:
Natural gas processed (Mcf/d)	196,000	197,000	(0.5)%	199,000	201,000	(1.0)%
NGLs fractionated (Gal/d)	442,000	450,000	(1.8)%	455,000	450,000	1.1%
NGL product sales (gallons)	10,639,000	10,468,000	1.6%	22,047,000	20,951,000	5.2%
Michigan:
Natural gas throughput (Mcf/d)	6,100	5,800	5.2%	6,100	5,200	17.3%
NGL product sales (gallons)	1,065,000	1,394,000	(23.6)%	2,190,000	2,843,000	(23.0)%
Crude oil transported (Bbl/d)	14,200	14,900	(4.7)%	14,200	14,600	(2.6)%
Gulf Coast:
Refinery off-gas processed (Mcf/d)	102,000	130,000	(21.5)%	115,000	125,000	(8.0)%
Liquids fractionated (Bbl/d)	24,100	26,900	(10.4)%	24,500	25,900	(5.4)%

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

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by geographic region, for the six months ended June 30, 2007:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Gulf Coast
Revenue	28%	36%	11%	13%	2%	10%
Net operating margin	31%	21%	8%	11%	4%	25%

        The tables below present information about operating income for the reported segments for the three and six months ended June 30, 2007 and 2006.

  Three months ended June 30, 2007, compared to three months ended June 30, 2006

East Texas

	Three months ended June 30,
	2007	2006
	(in thousands)
Revenue	$46,980	$44,438
Operating expenses:
Purchased product costs	26,601	23,003
Facility expenses	4,446	4,278
Depreciation	2,170	1,907
Amortization of intangible assets	2,067	2,074
Accretion of asset retirement obligations	13	11

Total operating expenses before selling, general and administrative expenses	35,297	31,273

Operating income before items not allocated to segments	$11,683	$13,165

        Revenue.    Revenue increased $2.5 million, or 6%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This increase was due primarily to a third quarter 2006 contractual change from a purchasing contract to a processing contract at our Carthage facility resulting in decreased revenues of $7.4 million for the three months ended June 30, 2007. This decrease in revenue was partially offset by an increase in our NGL sales of $7.0 million and our gathering and transporting revenue of $0.9 million driven primarily by a 32 MMcf/d increase in gathered volumes.

        Purchased Product Costs.    Purchased product costs increased $3.6 million, or 16%, during the three months ended June 30, 2007, compared to the corresponding period in 2006. This increase was due primarily to a contractual change from a purchasing contract to a processing contract at our Carthage facility in the third quarter of 2006 and increased volumes.

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
Revenues:
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

Reconciliation of Segment Operating Income to Consolidated Net Income

        The following table provides a reconciliation of segment income to our consolidated net income for the three months ended June 30, 2007 and 2006. The ensuing items listed below the "Operating Income" line are not allocated to business segments as management does not consider these items allocable to any individual segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

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

  Six months ended June 30, 2007, compared to six months ended June 30, 2006

East Texas

	Six months ended June 30,
	2007	2006
	(in thousands)
Revenue	$85,306	$87,710
Operating expenses:
Purchased product costs	46,467	46,955
Facility expenses	8,713	7,952
Depreciation	4,256	3,718
Amortization of intangible assets	4,134	4,147
Accretion of asset retirement obligations	25	22

Total operating expenses before selling, general and administrative expenses	63,595	62,794

Operating income before items not allocated to segments	$21,711	$24,916

        Revenue.    Revenue decreased $2.4 million, 3%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was due primarily to a third quarter 2006 contractual change from a purchasing contract to a processing contract at our Carthage facility, resulting in decreased revenues of $ 17.2 million in 2007. This decrease in revenue was offset by increased NGL sales and by a reversal of a $1.9 million accrued liability associated with a measurement discrepancy in the six months ended June 30, 2006.

        Purchased Product Costs.    Purchased product costs decreased $0.5 million, 1%, during the six months ended June 30, 2007, compared to the corresponding period in 2006. This decrease was due primarily to the contractual change discussed above. The change led to lower volumes being purchased in the first six months of 2007 compared to the same period in 2006 offset by higher NGL purchases.

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
Revenues:
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

Reconciliation of Segment Operating Income to Consolidated Net Income

        The following table provides a reconciliation of segment income to our consolidated net income for the six months ended June 30, 2007 and 2006. The ensuing items listed below the "Operating Income" line are not allocated to business segments as management does not consider these items allocable to any individual segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

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

        At June 30, 2007, in conjunction with our wholly owned subsidiary, MarkWest Energy Finance Corporation, we had two series of senior notes outstanding: $225.0 million, at a fixed rate of 6.875% which will mature in November 2014 (the "2014 Notes") and $272.0 million, net of unamortized discount of $3.0 million at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes").

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

        On April 9, 2007, we completed a private placement of 4.1 million common units. The units were issued at a purchase price of $32.98 per unit. The sale of units resulted in net proceeds of $137.7 million, after legal, accounting and other transaction expenses. The proceeds include the general partner's $2.8 million contribution to maintain its 2% general partner interest. We will use the net proceeds from the offering to fund capital expenditure requirements. The common units were registered on July 11, 2007, subsequent to the period covered by this report.

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

Item 4.    Controls and Procedures (Revised)

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

        As reported in Item 9A of the Partnership's 2006 Form 10-K/A filed on November 5, 2007, management reported the existence of a continuing material weakness related to proper contract accounting. This material weakness continues to exist as of June 30, 2007. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of December 31, 2006, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not completed a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate.

Changes in Internal Controls Over Financial Reporting

Material Weakness Remediation—Contract Accounting

        Management has adopted remedial measures to address certain aspects of the material weakness in our internal controls that existed on December 31, 2006. The remediation procedures included detailed management review of substantially all contracts in effect at December 31, 2006, for the presence of derivatives or embedded derivatives. In addition, we enhanced the procedures around contract reviews and monitoring of new accounting guidance, including the development of a newly designed contract review and approval process. As part of this process, we are continuing our evaluation of previously existing as well as newly signed contracts for a broader range of accounting issues beyond the previously disclosed derivative review to include revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. Management is also completing a reevaluation of all critical accounting memos that have a direct impact on contract accounting. In addition, management will enhance existing contract accounting review checklists to ensure proper accounting analysis of significant revenue recognition and technical accounting areas.

ERP System Implementation

        In May 2007, the Partnership began the phased implementation of an Enterprise Resource Planning (ERP) system. Implementing an ERP system involves significant changes in business processes that management believes will provide meaningful benefits, including more standardized and efficient processes throughout the Partnership. As a result of this implementation, some internal controls over financial reporting have been changed to address the new environment associated with the implementation of this system. While the Partnership believes that this new system will strengthen its internal controls over financial reporting, there are inherent risks in implementing any new system and the Partnership will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of the Partnership's internal controls over financial reporting.

        Except as described above, there were no other changes in the Partnership's internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by our subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March, 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to responds to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

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