Form 10-Q
period 2007-09-30
MARKWEST ENERGY PARTNERS L P
filed 2007-11-08
CIK 1166036

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        There were 36,500,445 common units outstanding at November 1, 2007.

        Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" included in Item 2 for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we," "us," "our," "MarkWest Energy" or the "Partnership" are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries. A reference to "MarkWest Hydrocarbon"or the "Company" is intended to mean MarkWest Hydrocarbon, Inc. A reference to the "General Partner" or the "G.P." is intended to mean MarkWest Energy G.P., L.L.C.

Glossary of Terms

Btu	one British thermal unit, an energy measurement
Gal/d	gallons per day
Mcf/d	one thousand cubic feet of natural gas per day
MMBtu	million British thermal units, an energy measurement
MMcf/d	one million cubic feet of natural gas per day
Net Operating Margin (a non-GAAP financial measure)	revenue less purchased product costs
NGL(s)	natural gas liquid(s), such as propane, butanes and natural gasoline

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$53,683	$34,402
Receivables, net of allowances of $156 and $118, respectively	107,459	86,126
Receivables from affiliate	4,994	4,654
Inventories	3,015	3,593
Fair value of derivative instruments	1,249	4,211
Other assets	8,198	3,047

Total current assets	178,598	136,033

Property, plant and equipment	891,334	655,749
Less: Accumulated depreciation	(132,421)	(104,863)

Total property, plant and equipment, net	758,913	550,886

Other assets:
Investment in Starfish Pipeline Company, L.L.C.	59,582	64,240
Intangibles and other assets, net of accumulated amortization of $41,584 and $29,080 respectively	330,890	344,066
Deferred financing costs, net of accumulated amortization of $4,842 and $5,326, respectively	13,840	15,753
Fair value of derivative instruments	—	2,759
Other long-term assets	1,043	1,043

Total other assets	405,355	427,861

Total assets	$1,342,866	$1,114,780

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$108,034	$86,479
Payables to affiliate	4,626	1,950
Accrued liabilities	53,735	43,255
Fair value of derivative instruments	8,326	91

Total current liabilities	174,721	131,775
Long-term debt, net of original issue discount of $2,888 and $3,135, respectively	589,612	526,865
Deferred taxes	914	769
Fair value of derivative instruments	11,183	1,362
Other long-term liabilities	2,016	1,360
Commitments and contingencies (Note 18)
Capital:
General partner	11,469	9,631
Limited partners:
Common unitholders (36,500 and 31,166 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	552,951	442,447
Subordinated unitholders (0 and 1,200 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	—	571

Total capital	564,420	452,649

Total liabilities and capital	$1,342,866	$1,114,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(as restated, see Note 21)		(as restated, see Note 21)
Revenue:
Unaffiliated parties	$154,200	$144,194	$419,561	$431,013
Affiliates	20,718	19,694	59,047	55,288
Derivative (loss) gain	(7,855)	12,670	(22,147)	6,009

Total revenue	167,063	176,558	456,461	492,310

Operating expenses:
Purchased product costs	89,474	95,533	265,810	296,368
Facility expenses	19,346	15,689	52,605	44,918
Selling, general and administrative expenses	9,565	13,078	35,882	30,404
Depreciation	10,893	7,905	27,806	22,462
Amortization of intangible assets	4,168	4,029	12,504	12,072
Accretion of asset retirement obligations	30	24	85	75
Impairments	356	—	356	—

Total operating expenses	133,832	136,258	395,048	406,299

Income from operations	33,231	40,300	61,413	86,011
Other income (expense):
Earnings from unconsolidated affiliates	1,264	1,067	4,687	3,240
Interest income	150	230	2,549	709
Interest expense	(10,072)	(9,523)	(28,418)	(31,213)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(702)	(6,066)	(2,024)	(7,700)
Miscellaneous income (expense)	594	3,970	(586)	7,577

Income before provision for income tax	24,465	29,978	37,621	58,624
Provision for income tax expense	(304)	—	(429)	(679)

Net income	$24,161	$29,978	$37,192	$57,945

Interest in net income:
General partner	$6,979	$(1,250)	$9,021	$293

Limited partners	$17,182	$31,228	$28,171	$57,652

Net income per limited partner unit: (see Note 15)
Basic	$0.47	$0.82	$0.80	$1.97

Diluted	$0.47	$0.82	$0.80	$1.97

Weighted-average units outstanding (September 30, 2006, numbers adjusted to reflect February 28, 2007, unit split, see Note 2):
Basic	36,500	31,890	35,011	27,820

Diluted	36,621	32,006	35,170	27,950

Distributions declared per common unit	$0.53	$0.46	$1.54	$1.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statement of Changes in Partners' Capital

(unaudited, in thousands)

	Limited Partners
	Common		Subordinated
					General Partner
	Units	Amount	Units	Amount		Total
Balance at December 31, 2006	31,166	$442,447	1,200	$571	$9,631	$452,649
Common units issued for vested restricted units, including contribution by MarkWest Energy GP, LLC	41	1,281	—	—	39	1,320
Issuance of units in private offering, net of offering costs	4,093	134,951	—	—	2,754	137,705
Conversion of subordinated units	1,200	(259)	(1,200)	259	—	—
Common unit registration costs	—	(307)	—	—	(6)	(313)
Participation Plan compensation expense allocated from MarkWest Hydrocarbon, Inc.	—	—	—	—	8,151	8,151
Distributions to partners	—	(52,315)	—	(1,848)	(18,121)	(72,284)
Net income	—	27,153	—	1,018	9,021	37,192

Balance at September 30, 2007	36,500	$552,951	—	$—	$11,469	$564,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$37,192	$57,945
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	27,806	22,462
Amortization of intangible assets	12,504	12,072
Amortization of deferred financing costs and original issue discount	2,024	7,700
Impairments	356	—
Accretion of asset retirement obligation	85	75
Restricted unit compensation expense	1,240	1,103
Participation Plan compensation expense	8,151	7,882
Equity in earnings from unconsolidated affiliates	(4,687)	(3,240)
Distributions from equity investment	9,345	—
Unrealized losses (gains) on derivative instruments	23,777	(7,665)
Loss (gain) on sale of property, plant and equipment	203	(198)
Deferred income taxes	145	679
Other	(192)	26
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(21,333)	22,684
Receivables from affiliates	(340)	4,019
Inventories	96	(439)
Other assets	(5,151)	1,685
Accounts payable and accrued liabilities	24,335	(4,802)
Payables to affiliates	2,676	(1,480)

Net cash flows provided by operating activities	118,232	120,508

Cash flows from investing activities:
Acquisition costs	(46)	(6,872)
Investment in Starfish Pipeline Company, L.L.C.	—	(17,183)
Capital expenditures	(226,555)	(42,965)
Proceeds from sale of equity investee	—	90
Proceeds from sale of property, plant and equipment	33	376

Net cash flows used in investing activities	(226,568)	(66,554)

Cash flows from financing activities:
Proceeds from long-term debt	339,000	292,000
Payments of long-term debt	(276,500)	(416,429)
Payments for debt issuance costs, deferred financing costs and registration costs	(343)	(5,615)
Proceeds from private placements, net	137,705	5,000
Proceeds from public offering, net	—	126,072
Contributions by MarkWest Energy GP, LLC	39	125
Distributions to unitholders	(72,284)	(44,613)

Net cash flows provided by (used in) financing activities	127,617	(43,460)

Net increase in cash	19,281	10,494
Cash and cash equivalents at beginning of year	34,402	20,105

Cash and cash equivalents at end of period	$53,683	$30,599

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$19,249	$23,141
Supplemental schedule of non-cash investing and financing activities:
Change in accrual for construction projects in progress	7,243	1,388
Property, plant and equipment asset retirement obligation	144	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization

        MarkWest Energy Partners, L.P. ("MarkWest Energy" or the "Partnership") is engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil. The Partnership has established a significant presence in the Southwest through strategic acquisitions and strong organic growth opportunities stemming from those acquisitions. The Partnership is also one of the largest processors of natural gas in the Appalachian Basin, one of the country's oldest natural gas producing regions. Finally, the Partnership processes natural gas and owns a crude oil transportation pipeline in Michigan.

2. Basis of Presentation

        The Partnership's unaudited condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries. Equity investments in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In Management's opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. In addition to reviewing these condensed consolidated financial statements and accompanying notes, readers should also consult the audited financial statements and accompanying notes included in the Partnership's December 31, 2006 Annual Report on Form 10-K, as amended. Finally, consider that results for the three and nine months ended September 30, 2007, are not necessarily indicative of results for the full year 2007 or any other future period.

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

        The Partnership adopted the Financial Accounting Standards Board ("FASB") Interpretation Number 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") Number 109, Accounting for Income Taxes ("SFAS 109"). Specifically, the pronouncement prescribes a "more likely than not" recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material effect on the Partnership's financial position or results of operations.

        On July 12, 2007, the State of Michigan enacted changes in its taxation scheme. As a result, the Partnership has made the necessary adjustments to its deferred tax assets (and liabilities) in the form of a charge (or benefit) to income, as part of its income tax provisions in the third quarter of 2007.

Michigan's new tax law replaces the single business tax with a two-prong tax. The two prongs comprise a tax at the rate of 0.8% of a taxpayer's modified gross receipts and a tax at the rate of 4.95% of the taxpayer's business income. The new tax takes effect on January 1, 2008 and applies to all business activity occurring after December 31, 2007. The current single business tax will remain in effect through December 31, 2007. Adopted on September 30, 2007, and effective January 1, 2008, Michigan House Bill 5104 creates a deduction from a taxpayer's pre-apportioned business income tax base equal to the total book-tax difference triggered by the enactment of the Michigan business tax that results in a net deferred tax liability. The net impact of this change was a $0.2 million charge to income.

3. Recent Accounting Pronouncements

        In September 2006 the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for the Partnership's financial statements as of January 1, 2008, and interim periods within those fiscal years, with early adoption permitted. The Partnership is currently evaluating the impact of adopting this statement.

        In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits an entity to measure certain financial assets and financial liabilities at fair value. The statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for the Partnership as of January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157. The Partnership is currently evaluating the impact of adopting this statement.

4. Merger

        On September 5, 2007, the Partnership announced that it had entered into an Agreement and Plan of Redemption and Merger (the "Redemption and Merger Agreement") by and among the Partnership, MarkWest Hydrocarbon, Inc. ("MarkWest Hydrocarbon" or the "Company") and MWEP, L.L.C., a wholly owned subsidiary of the Partnership, pursuant to which the Company will be merged into the Partnership. Under the Redemption and Merger Agreement, the Company will, subject to pro ration, redeem for cash those shares of Company common stock electing to receive cash. Immediately after the redemption, the Partnership will acquire the Company through a merger of MWEP, L.L.C. with and into the Company, pursuant to which all remaining shares of the Company's common stock will be converted into Partnership common units. As a result of the merger, the Company will be a wholly owned subsidiary of the Partnership. In connection with the redemption and merger, the incentive distribution rights in the Partnership, the 2% economic interest of MarkWest Energy GP, L.L.C. (the "General Partner") and the Partnership common units owned by the Company will be exchanged for Partnership Class A units. Contemporaneously with the closing of the transactions contemplated by the Redemption and Merger Agreement, the Partnership will separately acquire 100% of the Class B membership interests in the General Partner currently held by current and former management and certain directors of the Company and the General Partner. Pursuant to the Redemption and Merger Agreement, the Company will pay to its stockholders approximately $240.5 million in cash in the redemption and the Partnership will issue to the Company's stockholders approximately 15.5 million Partnership common units in the merger. Each stockholder of the Company may elect the form of consideration they receive in the redemption and merger. Specifically, stockholders of the Company may elect to receive all cash, all common units, the stated consideration consisting of 1.285 common units and $20.00 in cash for each of their shares, or any combination thereof. The Partnership has secured the financing for the cash payment through a signed letter of commitment discussed further in Note 8.

        The merger is subject to customary closing conditions including, among other things, (1) approval by the affirmative vote or consent of at least a unit majority (as such term is defined in the agreement of limited partnership of the Partnership) of the holders of the outstanding common units in the Partnership, (2) approval by the affirmative vote or consent of at least a majority of the holders of outstanding common shares in the Company, (3) receipt of applicable regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (4) effectiveness of a registration statement on Form S-4 with respect to the issuance of the Partnership's common units in connection with the merger, (5) approval for listing the common units of the Partnership to be issued in connection with the merger on the New York Stock Exchange and (6) closing of the related transactions contemplated by the Redemption and Merger Agreement.

        Pursuant to the Redemption and Merger Agreement, the Partnership agreed to amend and restate its existing partnership agreement. Under the amended and restated partnership agreement, the incentive distribution rights and the 2% General Partner interest in the Partnership will be eliminated along with the General Partner's right to call all of the limited partner interests in the Partnership if the General Partner owns more than 80% of the Partnership. In addition, the Partnership common unitholders will have the right under the amended and restated partnership agreement to elect the members of the General Partner board annually by a plurality of the votes cast at a meeting of unitholders of the Partnership.

        The merger between the Partnership and the Company will be accounted for in accordance with SFAS 141, Business Combinations, and related interpretations. The merger is considered a downstream merger whereby the Company is viewed as the surviving consolidated entity for accounting purposes rather than the Partnership, which is the surviving consolidated entity for legal purposes. As such, the merger will be accounted for in the Company's consolidated financial statements as an acquisition of non-controlling interest using the purchase method of accounting. Under this accounting method, the

Partnership's accounts, including goodwill, will be adjusted to proportionately step up the book value of certain assets and liabilities. The total fair value of the non-controlling interest to be acquired will be the number of non-controlling interest units outstanding on the date the merger is closed valued at the then current per unit market price of the Partnership common units. The cash and the Partnership units distributed to officers and directors of the General Partner for their Class B membership interests in the General Partner will be recorded as settlement of share-based payment liability as discussed further in Note 14.

5. Equity Investment

        The Partnership applies the equity method of accounting for its 50% non-operating interest in Starfish Pipeline Company, L.L.C. ("Starfish"). Upon the acquisition of Starfish, there were differences between the purchase price allocated to the investments and the underlying equity of the subsidiary attributable to the Partnership's interest. The Partnership is amortizing these differences based upon the hypothetical purchase price allocation to the assets and liabilities of the subsidiaries as if the Partnership were consolidating Starfish. The difference between the carrying amount of the Partnership's equity method investment and the underlying equity attributable to the Partnership's interest is being amortized over 17 years. Summarized financial information for Starfish is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$8,078	$8,907	$25,148	$21,486
Operating income	2,962	1,979	10,515	5,083
Net income	2,671	2,289	9,801	6,921

6. Property, Plant and Equipment

        Property, plant and equipment consist of (in thousands):

	September 30, 2007	December 31, 2006
Gas gathering facilities	$518,223	$289,586
Gas processing plants	218,237	217,080
Fractionation and storage facilities	23,609	23,470
Natural gas pipelines	42,337	42,361
Crude oil pipelines	19,113	19,113
NGL transportation facilities	5,326	5,326
Land, building and other equipment	17,525	16,871
Construction in progress	46,964	41,942

	891,334	655,749
Less: accumulated depreciation	(132,421)	(104,863)

Total property, plant and equipment	$758,913	$550,886

        The Partnership capitalizes interest on major projects during construction. For the three and nine months ended September 30, 2007, the Partnership capitalized interest, including deferred finance costs, of $0.5 million and $2.8 million, respectively. For the three and nine months ended September 30, 2006, the Partnership capitalized interest, including deferred finance costs, of $0.2 million and $0.4 million, respectively.

        On September 27, 2007, the Partnership signed a gas gathering agreement wherein it agreed to acquire gathering assets located in Pittsburg County in Southeast Oklahoma for $5.0 million no later than November 25, 2007. In conjunction with the gas gathering agreement, the Partnership will invest up to an additional $25.0 million to support the development of certain coal bed methane initiatives with a new gathering system. The gathering assets are located adjacent to, and will become fully integrated with the Partnership's Woodford gathering system.

        On September 28, 2007, the Partnership announced an approximate $100.0 million expansion of the Javelina plant. This expansion involves the installation of a steam methane reformer facility for the recovery of high purity hydrogen. Construction of the facility will begin in the fourth quarter of 2007.

7. Impairment of Long-Lived Assets

        The Partnership's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets when certain events have taken place that indicate that the remaining balance may not be recoverable. The Partnership evaluates the carrying value of its property and equipment on at least a segment level and at lower levels where cash flows for specific assets can be identified.

        The analysis determined that a system located in the Other Southwest segment had future estimated cash inflows estimated to be near zero because the system was shut-in for a year, and as such the carrying amounts of the assets exceeded the estimated undiscounted cash flows. It was determined that an impairment of the system had occurred. Fair value of the long-lived assets was determined based on management's opinion that the idle assets had no economic value. Therefore, an impairment of long-lived assets of $0.4 million was recognized during the three months ended September 30, 2007.

8. Long-Term Debt

        Debt is summarized below (in thousands):

	September 30, 2007	December 31, 2006
Credit facility
7.84% and 8.75% interest at September 30, 2007, and December 31, 2006, respectively, due December 2010	$92,500	$30,000
Senior Notes
6.875% interest, due November 2014	225,000	225,000
8.50% interest, net of original issue discount of $2,888 and $3,135, respectively, due July 2016	272,112	271,865

Total long-term debt	$589,612	$526,865

  Credit Facility

        The Partnership's wholly owned subsidiary, MarkWest Energy Operating Company, L.L.C., has a $250.0 million revolving credit facility (the "Credit Facility"). The Credit Facility is guaranteed by the Partnership, substantially all of the Partnership's subsidiaries, and is collateralized by substantially all of the Partnership's assets and those of its subsidiaries. The borrowings under the Credit Facility bear interest at a variable rate, plus basis points. The basis points vary as defined in the fifth amendment to the Credit Facility. For the nine months ended September 30, 2007, the weighted-average interest rate on the Credit Facility was 7.51%.

        Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants as defined in the fifth amendment to the Credit Facility. These covenants are used to calculate the available borrowing capacity on a quarterly basis. At September 30, 2007, available borrowings under the Credit Facility were $139.9 million.

  Senior Notes

        At September 30, 2007, the Partnership and its wholly owned subsidiary, MarkWest Energy Finance Corporation, had two series of senior notes outstanding; $225.0 million at a fixed rate of 6.875% due in November 2014 and $272.1 million, net of unamortized discount of $2.9 million, at a fixed rate of 8.5% due in July 2016 (the "2016 Notes"), together (the "Senior Notes"). The estimated fair value of the Senior Notes was approximately $478.3 million and $499.8 million at September 30, 2007, and December 31, 2006, respectively, based on quoted market prices.

        Each of the Partnership's existing subsidiaries, other than MarkWest Energy Finance Corporation, has guaranteed the Senior Notes jointly and severally and fully and unconditionally. The notes are senior unsecured obligations equal in right of payment with all of the Partnership's existing and future senior debt. These notes are effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership's obligations in respect of its Credit Facility.

        The indentures governing the Senior Notes limit the activity of the Partnership and its restricted subsidiaries. Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

        The Partnership agreed to file an exchange offer registration statement or, under certain circumstances, a shelf registration statement, pursuant to a registration rights agreement relating to the 2016 Senior Notes. The Partnership failed to complete the exchange offer in the time provided for in the subscription agreements, and as a consequence incurred penalty interest of 0.5% from January 7, 2007 until February 26, 2007, when the exchange offer was completed.

  Debt Commitment Letter

        The Partnership entered into a debt commitment letter, dated September 4, 2007, as amended on October 31, 2007, whereby, subject to the terms and conditions set forth therein, two new senior secured credit facilities in an aggregate amount of $575.0 million, subject to increase as described therein, consisting of a $225.0 million senior secured term loan and a $350.0 million senior secured revolving credit facility which under certain circumstances can be increased up to $450.0 million. Up to $25.0 million of the revolving credit facility will be available as a letter of credit sub-facility. Both the term loan and revolving credit facility will be senior secured obligations of the Partnership and guaranteed by MarkWest Energy Operating Company, L.L.C., the Company and substantially all of the subsidiaries of both the Partnership and the Company. Also in connection with the signing of the Redemption and Merger Agreement, the Partnership committed to make an intercompany loan to the Company in the amount of $225.0 million to fund its obligations under the Redemption and Merger Agreement.

9. Derivative Financial Instruments

  Commodity Instruments

        The Partnership's primary risk management objective is to reduce volatility in its cash flows arising from changes in commodity prices related to future sales of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's sales of physical product. While management largely expects realized derivative gains and losses to be offset by increases or decreases in the value of physical sales, the Partnership will experience volatility in reported earnings due to the recording of unrealized gains and losses on derivative positions that will have no offset. The Partnership uses mark-to-market accounting for its non-trading commodity derivative instruments. Accordingly, the volatility in any given period related to unrealized gains or losses can be significant to the overall financial results of the Partnership; however, management ultimately expects those gains and losses to be offset when they become realized. The Partnership does not have any trading derivative financial instruments.

        Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, the Partnership uses crude oil derivative instruments to manage NGL price risk. As a result of these transactions, the Partnership has mitigated its expected commodity price risk with agreements expiring at various times through the fourth quarter of 2010. The margins earned from condensate sales are directly correlated with crude oil prices. The Partnership has a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors the risk management program and expects to continue to adjust its financial positions as conditions warrant.

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

        Fair value is based on available market information for the particular derivative instrument, and incorporates the commodity, period, volume and pricing. Where published market values are not readily available, the Partnership uses a third-party service. Due to the use of mark-to-market accounting, the fair value of our commodity derivative instruments is equal to the carrying value. The impact of the Partnership's commodity derivative instruments on financial position are summarized below (in thousands):

	September 30, 2007	December 31, 2006
Fair value of derivative instruments:
Current asset	$1,249	$4,211
Noncurrent asset	—	2,759
Current liability	(8,326)	(91)
Noncurrent liability	(11,183)	(1,362)
Risk management premiums:
Current asset	$380	$1,009
Noncurrent asset	717	717

        The Partnership has recorded premium payments relating to certain derivative option contracts. The premiums allowed the Partnership to secure specific pricing on those contracts. The payment is recorded as an asset and is amortized through revenue as the puts expire or are exercised. The current and noncurrent risk management premiums have been recorded as "Other assets" and "Other long-term assets," respectively, in the accompanying Condensed Consolidated Balance Sheets.

        The Partnership accounts for the impact of its commodity derivative instruments as a component of revenue. The Partnership also has a contract allowing it to fix a component of the price of electricity at one of its plant locations. Unrealized gains (losses) from the contract are recognized as a component of facility expenses. The impact of the Partnership's commodity derivative instruments included in "Revenue" and "Facility expenses" in the accompanying Condensed Consolidated Statements of Operations are summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Realized (loss) gain	$(1,555)	$(1,719)	$1,279	$(1,656)
Unrealized (loss) gain	(6,300)	14,389	(23,426)	7,665

Derivative (loss) gain	$(7,855)	$12,670	$(22,147)	$6,009

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Facility expenses:
Unrealized gain (loss)	$245	$—	$(351)	$—

10. Equity Offering

        On April 9, 2007, the Partnership completed a private placement of approximately 4.1 million unregistered common units. The units were issued at a sales price of $32.98 per unit. The registration statement for these common units was declared effective on July 11, 2007. The sale of units resulted in net proceeds of approximately $137.7 million, including the General Partner's contribution of $2.8 million to maintain its 2% interest and after legal, accounting and other transaction expenses. The net proceeds from the offering were used to fund capital expenditure requirements.

11. Conversion of Subordinated Units

        On August 15, 2007, the Partnership converted its remaining 1.2 million subordinated units to common units. The conversion was made due to the achievement of specified financial tests defined in the amended and restated partnership agreement. At September 30, 2007, there were no subordinated units outstanding.

12. Asset Retirement Obligation

        The Partnership's assets subject to asset retirement obligations are primarily certain gas-gathering pipelines and processing facilities, a crude oil pipeline and other related pipeline assets. The Partnership also has land leases that require the land be returned to its original condition upon the termination of the lease. Consistent with the guidance provided by SFAS 143, Accounting for Asset Retirement Obligations, the Partnership reviews current laws and regulations governing obligations for asset retirements and leases, as well as the Partnership's leases and other agreements.

        A reconciliation of the Partnership's asset retirement obligation liability is as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Beginning asset retirement obligation	$1,268	$1,102
Liabilities incurred	92	73
Revisions in estimated cash flows	144	—
Accretion expense	85	75

Ending asset retirement obligation	$1,589	$1,250

        At September 30, 2007 and December 31, 2006, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as "Other long-term liabilities" in the accompanying Condensed Consolidated Balance Sheets.

13. Taxes

        On July 12, 2007, the State of Michigan enacted changes in its taxation scheme. As a result, the Partnership has made the necessary adjustments to its deferred tax assets (and liabilities) in the form of a charge (or benefit) to income, as part of its income tax provisions in the third quarter. Michigan's new tax law replaces the single business tax with a two-prong tax. The two prongs comprise a tax at the rate of 0.8% of a taxpayer's modified gross receipts and a tax at the rate of 4.95% of the taxpayer's business income. The new tax takes effect on January 1, 2008 and applies to all business activity occurring after December 31, 2007. The current single business tax will remain in effect through December 31, 2007. Adopted on September 30, 2007, and effective January 1, 2008, Michigan House Bill 5104 creates a deduction from a taxpayer's pre-apportioned business income tax base equal to the total book-tax difference triggered by the enactment of the Michigan business tax that results in a net deferred tax liability. The net impact of this change was a $0.2 million charge to income in the third quarter of 2007.

        The Texas margin tax law that was signed into law on May 18, 2006, causes the Partnership to be subject to an entity-level tax on the portion of its income that is generated in Texas beginning with tax year ending in 2007. The Texas margin tax is imposed at a maximum effective rate of 1.0%. Imposition of such a tax on the Partnership by Texas reduces the cash available for distribution to unitholders. Consistent with the principles of accounting for income taxes, the Partnership adjusted its deferred tax liability and expense by $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, related to the Partnership's temporary differences that are expected to reverse in future periods when the tax will apply. No adjustment was recorded for the three months ended September 30, 2006 and a deferred tax liability of $0.7 million was recorded for the nine months ended September 30, 2006.

14. Incentive Compensation Plans

        The General Partner has adopted the Long Term Incentive Plan (the "LTIP") for employees and directors of the General Partner, as well as employees of its affiliates who perform services for the Partnership. The LTIP currently permits the grant of awards covering an aggregate of 1.0 million common units, comprised of 0.4 million restricted units and 0.6 million unit options. The LTIP is administered by the compensation committee of the General Partner's Board of Directors. As of September 30, 2007, the Partnership had not issued any unit options.

        The Company has entered into arrangements with certain directors and employees of the Company referred to as the Participation Plan. Under it, the Company is able to sell interests in the Partnership's General Partner under a purchase and sale agreement. The Company has not sold any interests in the General Partner since the first quarter of 2006.

        Total compensation expense for share-based pay arrangements was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
MarkWest Energy Partners
Restricted units	$61	$532	$1,240	$1,103
MarkWest Hydrocarbon
General partner interests under Participation Plan	(314)	5,324	8,151	7,874
Subordinated units under Participation Plan	—	(17)	—	8

Total compensation cost	$(253)	$5,839	$9,391	$8,985

        Compensation expense has been recorded as "Selling, general and administrative expenses" in the accompanying Condensed Consolidated Statements of Operations. The expense not yet recognized as of September 30, 2007, related to unvested restricted units was $1.7 million, with a weighted average remaining vesting period of 1.7 years. The actual compensation cost recognized might differ for the restricted units, as they qualify as liability awards, which are affected by changes in fair value.

        The following is a summary of restricted units granted under the LTIP:

	Number of units	Weighted-average grant-date fair value
Unvested at December 31, 2006	125,200	$24.14
Granted	52,716	31.55
Vested	(40,912)	23.50
Forfeited	(12,682)	25.63

Unvested at September 30, 2007	124,322	27.34

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted-average grant-date fair value of restricted units granted during the period	$177,305	$—	$1,663,379	$1,412,933
Total fair value of restricted units vested during the period and total intrinsic value of restricted units settled during the period	19,296	162,140	1,281,046	612,513

        During the nine months ended September 30, 2007, and 2006, the Partnership received no proceeds (other than the contributions by the General Partner to maintain its 2% ownership interest) for issuing restricted units, and there were no cash settlements. None of the restricted units that vested in 2007 and 2006 were redeemed by the Partnership for cash. For the nine months ended September 30, 2007 and 2006, the Partnership issued 40,912 and 25,986 common units, respectively.

        On September 5, 2007, the Compensation Committee of the General Partner's Boards of Directors approved a share-based payment arrangement that would provide for the grant of up to 795,000 phantom units to senior executives and other key employees. Any grant is contingent upon the closing of the redemption and merger as described in Note 4.

        Pursuant to the terms of the amended and restated Class B Membership Interest Contribution Agreement dated October 26, 2007, all outstanding interests in the General Partner will be exchanged for a combination of common units and cash on the date of the merger as described in Note 4. The exchange will be accounted for as a settlement of a share based payment liability under SFAS 123R and any difference between the carrying value of the Company's liability and the payment will be recorded as additional compensation expense at the time of the merger.

15. Earnings Per Unit

        Except as discussed in the following paragraph, basic and diluted net income per limited partner unit are calculated by dividing net income, after deducting the amount allocated to the General Partner's interest, by the weighted-average number of limited partner common and subordinated units outstanding during the period.

        Emerging Issues Task Force Issue Number 03-6, Participating Securities and the Two-Class Method under FASB Statement Number 128 ("EITF 03-6"), addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. EITF 03-6 provides that the general partner's interest in net income is to be calculated based on the amount that would be allocated to the General Partner if all the net income for the period were distributed, and not on the basis of actual cash distributions for the period. In any accounting period where the Partnership's aggregate net income exceeds the aggregate distributions for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed during a particular period from an economic probability standpoint. EITF 03-6 does not impact the Partnership's aggregate distributions for any period, but it can have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership's aggregate earnings, as if distributed, are allocated to the incentive distribution rights held by the General Partner, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.

        The following table shows the computation of basic and diluted earnings per limited partner unit, the net income available to limited partners and the weighted-average units used to compute diluted net income per limited partner unit (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per limited partner unit:
Net income	$24,161	$29,978	$37,192	$57,945
Less:
General partner's incentive distribution paid	(6,340)	(3,446)	(16,675)	(7,077)

Sub-total	17,821	26,532	20,517	50,868
Plus:
Allocated depreciation expense attributable to the general partners contribution for construction of the Cobb Gas Extraction Plant	26	26	79	79
Participation plan allocation	(314)	5,307	8,151	7,882

Net income before GP interest	17,533	31,865	28,747	58,829
Less:
General partner's 2% interest	(351)	(637)	(576)	(1,177)
Additional earnings allocated to general partners	—	(4,922)	—	(2,709)

Net income available to limited partners under EITF 03-6	$17,182	$26,306	$28,171	$54,943

Denominator:
Denominator for basic earnings per limited partner unit-weighted average number of limited partner units	36,500	31,890	35,011	27,820
Effect of dilutive securities(1):
Weighted-average of restricted units outstanding	121	116	159	130

Denominator for diluted earnings per limited partner unit-weighted average number of limited partner units(1)	36,621	32,006	35,170	27,950

Net income per limited partner unit:
Basic	$0.47	$0.82	$0.80	$1.97

Diluted(1)	$0.47	$0.82	$0.80	$1.97

(1)
The Partnership has no outstanding unit options or other securities that would be excluded from the computation of diluted earnings per unit because their effect would be antidilutive.

16. Related Party Transactions

        Affiliated revenue in the Condensed Consolidated Statements of Operations consists of service fees and NGL product sales. Concurrent with the closing of its initial public offering in 2002, the Partnership entered into several contracts with the Company. The significant agreements are:

  •
  Gas Processing Agreement. The Company delivers all of the natural gas it receives from third-party producers to the Partnership. The Company pays the Partnership a monthly fee based on volumes delivered.

  •
  Pipeline Liquids Transportation Agreement. The Company delivers most of its NGLs to the Partnership for transportation through the pipeline to the Partnership's Siloam fractionator. The Company pays the Partnership a monthly fee based on the number of gallons delivered to the Partnership.

  •
  Fractionation, Storage and Loading Agreement. The Company delivers all of its NGLs to the Partnership for unloading, fractionation, loading and storage at the Partnership's Siloam facility. The Company pays the Partnership a monthly fee based on the number of gallons delivered for fractionation, an annual storage fee and a monthly fee based on the number of gallons of NGLs unloaded.

  •
  Natural Gas Liquids Purchase Agreement. The Company receives and purchases, and the Partnership delivers and sells, all of the NGL products the Partnership produces pursuant to the Partnership's gas processing agreement with a third-party. Under the terms of this agreement, the Company pays the Partnership a purchase price equal to the proceeds it receives from the resale of the NGL products to third parties. This contract also applies to any other NGL products the Partnership acquires. The Partnership retains a percentage of the proceeds from the sale of the NGL products it produces pursuant to its agreement with a third-party, and remits the balance of the proceeds to this third party.

  •
  Services Agreement. The Company provides centralized corporate functions such as accounting, treasury, engineering, information technology, insurance and other services. The Partnership reimburses the Company monthly for the selling, general and administrative expenses. The Partnership reimbursed the Company approximately $4.2 million, $13.3 million, $5.4 million and $14.6 million for the three and nine months ended September 30, 2007, and 2006, respectively. The Partnership also reimburses the Company for the salaries and employee benefits, such as 401(k) and health insurance, of plant operating personnel as well as other direct operating expenses. These expenses totaled $7.2 million, $17.8 million, $4.8 million and $13.2 million for the three and nine months ended September 30, 2007 and 2006, respectively. The Partnership has no employees.

17. Distributions Paid to Unitholders

        On October 24, 2007, the Partnership declared a cash distribution of $0.55 per common unit for the quarter ended September 30, 2007. The distribution will total $27.7 million and include $7.6 million to be distributed to the General Partner, of which $7.0 million relates to the incentive distribution rights. It will be paid on November 14, 2007, to unitholders of record as of November 8, 2007. The ex-dividend date will be November 6, 2007.

18. Commitments and Contingencies

  Legal

        The Partnership is subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business. The Partnership maintains insurance policies in amounts and with coverage and deductibles as it believes is reasonable and prudent. However, the Partnership cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect the Partnership from all material expenses related to future claims for property loss or business interruption to the Partnership and the Company; or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, Management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

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

        Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline is out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be recognized if and when it is received. Trial has been set for three weeks in April 2008. The Defendant insurance companies and

MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

        With regard to the Partnership's Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28th Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The actions have been and are being vigorously defended and; based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on the Partnership's business.

        In August 2007, an action styled Marvin Wageman, et al. v. MarkWest Western Oklahoma Gas Company, L.L.C., (District Court. Pittsburg County, Oklahoma, Case # C-2007-924, filed August 14, 2007), was filed against MarkWest Western Oklahoma Gas Company, L.L.C., alleging a breach of certain special construction provisions attached to a right of way agreement with MarkWest, enabling construction of a gas pipeline across property owned by Plaintiffs. The Partnership has filed an answer denying the plaintiffs' allegations. No scheduling order has been issued to date, and discovery has not commenced. Due to the very preliminary stage in this matter, the likelihood of success cannot be predicted at this time, but based on the current evaluations; it appears at this time that this action should not have a material impact on our interests. The Partnership will vigorously defend against liability.

        In the ordinary course of business, the Partnership is a party to various other legal actions. In the opinion of Management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

19. Segment Reporting

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

Segment	Related Legal Entity	Products and services
East Texas	MarkWest Energy East Texas Gas Company, L.P. MarkWest Pipeline Company, L.P.	Gathering, processing and pipeline
Oklahoma	MarkWest Western Oklahoma Gas Company, L.L.C. MarkWest Pioneer, L.L.C.	Gathering and processing
Other Southwest	MarkWest Power Tex, L.P. MarkWest Pinnacle, L.P. MarkWest PNG Utility, L.P. MarkWest Texas PNG Utility, L.P. MarkWest Blackhawk, L.P. MarkWest New Mexico, L.P.	Gathering and pipeline
Gulf Coast	MarkWest Javelina Company MarkWest Javelina Pipeline Company MarkWest Javelina Pipeline Holding Company, L.P. MarkWest Javelina Holding Company, L.P.	Gathering, processing, pipeline, fractionation and storage
Appalachia	MarkWest Energy Appalachia, L.L.C.	Processing, pipelines, fractionation and storage
Michigan	Basin Pipeline, L.L.C. West Shore Processing Company, L.L.C. Matrex, L.L.C. MarkWest Michigan Pipeline Company, L.L.C.	Gathering, processing and crude oil transportation

        The tables below present information about operating income for the reported segments. The following items below the "Operating income" line are not allocated to business segments as management does not consider these items allocable to any individual segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at the Partnership's corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

  Three months ended September 30, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Javelina	Total
Revenue:
Unaffiliated parties	$53,489	$55,603	$16,150	$491	$3,188	$25,279	$154,200
Affiliated parties	—	—	—	20,718	—	—	20,718

Total revenue	53,489	55,603	16,150	21,209	3,188	25,279	174,918
Operating expenses:
Purchased product costs	29,753	34,680	10,241	13,889	911	—	89,474
Facility expenses	3,583	5,304	1,910	3,926	1,614	3,254	19,591
Depreciation	2,387	3,477	1,156	864	1,169	1,651	10,704
Amortization of intangible assets	2,068	149	—	—	—	1,951	4,168
Accretion of asset retirement obligations	14	7	6	3	—	—	30
Impairments	—	—	356	—	—	—	356

Operating income (loss) before items not allocated to segments	$15,684	$11,986	$2,481	$2,527	$(506)	$18,423	$50,595

Capital expenditures	$8,307	$73,563	$2,797	$512	$76	$2,378	$87,633
Assets attributable to segments	$347,919	$329,250	$51,024	$48,805	$43,277	$458,853	$1,279,128
Investment in Starfish							59,582
Fair value of derivative instruments, including risk management premiums(1)							2,346
Leasehold Improvements at corporate headquarters							1,810

Total assets							$1,342,866

(1)
The fair value of derivative instruments includes risk management premiums. For further information, see Note 9 to the condensed consolidated financial statements.

  Three months ended September 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Javelina	Total
Revenue:
Unaffiliated parties	$45,937	$53,083	$22,057	$454	$3,523	$19,140	$144,194
Affiliated parties	—	—	—	19,694	—	—	19,694

Total Revenue	45,937	53,083	22,057	20,148	3,523	19,140	163,888
Operating expenses:
Purchased product costs	23,180	41,898	17,842	11,924	689	—	95,533
Facility expenses	3,797	1,890	1,235	3,563	1,626	3,578	15,689
Depreciation	1,994	760	1,105	914	1,496	1,632	7,901
Amortization of intangible assets	2,073	—	—	—	—	1,956	4,029
Accretion of asset retirement obligations	11	6	4	3	—	—	24

Operating income (loss) before items not allocated to segments	$14,882	$8,529	$1,871	$3,744	$(288)	$11,974	$40,712

Capital expenditures	$6,504	$4,448	$4,545	$550	$285	$536	$16,868
Capital expenditures not allocated to segments							1,317

Capital expenditures							$18,185

Assets attributable to segments	$332,136	$72,570	$71,455	$51,435	$47,214	$416,349	$991,159
Investment in Starfish							59,596
Fair value of derivative instruments							9,183
Leasehold Improvements at corporate headquarters							2,036

Total assets							$1,061,974

  Nine months ended September 30, 2007 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Javelina	Total
Revenue:
Unaffiliated parties	$138,795	$163,632	$49,172	$1,444	$8,892	$57,626	$419,561
Affiliated parties	—	—	—	59,047	—	—	59,047

Total revenue	138,795	163,632	49,172	60,491	8,892	57,626	478,608
Operating expenses:
Purchased product costs	76,220	116,460	32,456	38,593	2,081	—	265,810
Facility expenses	12,296	13,876	5,115	10,970	4,661	5,336	52,254
Depreciation	6,643	6,610	3,249	2,649	3,502	4,938	27,591
Amortization of intangible assets	6,202	448	—	—	—	5,854	12,504
Accretion of asset retirement obligations	39	21	15	10	—	—	85
Impairments	—	—	356	—	—	—	356

Operating income (loss) before items not allocated to segments	$37,395	$26,217	$7,981	$8,269	$(1,352)	$41,498	$120,008

Capital expenditures	$26,246	$182,286	$12,001	$1,555	$103	$4,364	$226,555

  Nine months ended September 30, 2006 (in thousands):

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Javelina	Total
Revenue:
Unaffiliated parties	$133,646	$163,277	$69,787	$1,303	$10,008	$52,992	$431,013
Affiliated parties	—	—	—	55,288	—	—	55,288

Total Revenue	133,646	163,277	69,787	56,591	10,008	52,992	486,301
Operating expenses:
Purchased product costs	70,134	134,245	57,080	32,381	2,528	—	296,368
Facility expenses	11,749	5,435	4,187	10,378	4,479	8,690	44,918
Depreciation	5,712	2,211	3,164	2,652	3,850	4,869	22,458
Amortization of intangible assets	6,220	—	—	—	—	5,852	12,072
Accretion of asset retirement obligations	33	19	14	9	—	—	75

Operating income (loss) before items not allocated to segments	$39,798	$21,367	$5,342	$11,171	$(849)	$33,581	$110,410

Capital expenditures	18,152	9,309	8,899	1,301	408	2,757	$40,826
Capital expenditures not allocated to segments							2,139

Capital expenditures							$42,965

        The following is a reconciliation from total segment revenue to total revenue and from operating income before items not allocated to segments to net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total segment revenue	$174,918	$163,888	$478,608	$486,301
Derivative (loss) gain not allocated to segments	(7,855)	12,670	(22,147)	6,009

Total revenue	$167,063	$176,558	$456,461	$492,310

Operating income before items not allocated to segments	50,595	40,712	120,008	110,410
Derivative (loss) gain not allocated to segments	(7,610)	12,670	(22,498)	6,009
Depreciation expense not allocated to segments	(189)	(4)	(215)	(4)
Selling, general and administrative expenses not allocated to segments	(9,565)	(13,078)	(35,882)	(30,404)

Income from operations	33,231	40,300	61,413	86,011
Earnings from unconsolidated affiliates	1,264	1,067	4,687	3,240
Interest income	150	230	2,549	709
Interest expense	(10,072)	(9,523)	(28,418)	(31,213)
Amortization of deferred financing costs	(702)	(6,066)	(2,024)	(7,700)
Miscellaneous income(expense)	594	3,970	(586)	7,577

Income before provision for income tax	24,465	29,978	37,621	58,624
Provision for income tax	(304)	—	(429)	(679)

Net income	$24,161	$29,978	$37,192	$57,945

20. Subsequent Events

  2008 Long Term Incentive Plan

        On October 12, 2007, the General Partner's Board of Directors (the "Board"), approved and adopted the 2008 Long Term Incentive Plan (the "2008 LTIP"). The 2008 LTIP has an effective date of January 1, 2008, and a term of ten years. The 2008 LTIP provides for grants of phantom units, restricted units, unrestricted units, and distribution equivalent rights. Any of these awards may be made as performance incentives to reward attainment of annual or long-term performance goals in accordance with the terms thereof. The number of Partnership common units reserved for issuance under the 2008 LTIP will be 2.5 million. There are currently no participants in the 2008 LTIP. Future awards under the 2008 LTIP will be subject to the discretion of the Compensation Committee of the Board. The 2008 LTIP is subject to, and will be submitted for approval to the Partnership's unitholders within twelve months of its adoption by the Board. A meeting of the unitholders to consider and vote upon the approval of the 2008 LTIP will be held at such date, time and place as yet to be designated by the Board.

21. Restatement of Condensed Consolidated Financial Statements

        Subsequent to the issuance of the Partnership's condensed consolidated financial statements for the quarter ended September 30, 2006, the Partnership determined that certain revenue transactions in the East Texas segment were reported net and should be accounted for gross as a principal, pursuant to EITF Issue Number 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent("EITF 99-19"). EITF 99-19 requires the Partnership to record revenue gross when its acts as the principal in a transaction and net when it acts as an agent. As a result, the Partnership has restated its condensed consolidated financial statements for the three and nine months periods ended September 30, 2006.

        The following tables present the impact of the restatement on the affected line items of the Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Unaffiliated revenue	130,293	13,901	144,194	393,482	37,531	431,013
Total revenue	162,657	13,901	176,558	454,779	37,531	492,310
Purchased product costs(1)	81,816	13,717	95,533	258,791	37,577	296,368
Facility expenses(1)	15,505	184	15,689	44,964	(46)	44,918
Total operating costs	122,357	13,901	136,258	368,768	37,531	406,299
Income from operations	40,300	—	40,300	86,011	—	86,011

(1)
In addition, we corrected a misclassification between facilities expense and purchased product costs, which totaled $184 and $46 for the three and nine months ended September 30, 2006, respectively.

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

        This list is not necessarily complete. Other unknown or unpredictable factors could also have material adverse effects on future results. We do not update publicly any forward-looking statement with new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict. Additional information concerning these and other factors is contained in our filings with the Securities and Exchange Commission, including but not limited to, our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

General

  Restatement

        As discussed in Note 21 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we have restated our previously reported results to properly record certain types of revenue transactions on a gross presentation in the East Texas segment consistent with the guidance in Emerging Issues Task Force Issue Number 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. These transactions were previously accounted for net as an agent. This guidance requires us to record revenue gross when it acts as a principal and net when it acts as an agent.

Overview

        We are engaged in the gathering, processing and transmission of natural gas; the transportation, fractionation and storage of natural gas liquids and the gathering and transportation of crude oil. We have established a significant presence in the Southwest through strategic acquisitions and strong organic growth opportunities stemming from those acquisitions. We are also one of the largest processors of natural gas in the Appalachian Basin, one of the country's oldest natural gas producing regions. Finally, we processes natural gas and own a crude oil transportation pipeline in Michigan.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$167,063	$176,558	$456,461	$492,310
Purchased product costs	89,474	95,533	265,810	296,368

Net operating margin	77,589	81,025	190,651	195,942
Facility expenses	19,346	15,689	52,605	44,918
Selling, general and administrative expenses	9,565	13,078	35,882	30,404
Depreciation	10,893	7,905	27,806	22,462
Amortization of intangible assets	4,168	4,029	12,504	12,072
Accretion of asset retirement obligations	30	24	85	75
Impairments	356	—	356	—

Income from operations	$33,231	$40,300	$61,413	$86,011

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

        The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Our contract mix and accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common and other market factors. Any change in this mix will impact our financial results.

        Our primary exposure to keep-whole contracts is limited to our Arapaho processing plant in Oklahoma and our East Texas processing contracts. At the Arapaho plant inlet, the Btu content of the natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable. In addition, approximately 25% of the volumes are linked to gas gathering contracts that include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.

        For the nine months ended September 30, 2007, approximately 12% of the gas volumes processed in East Texas for producers was under keep-whole terms. Our keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system. This excess gas helps offset the amount of replacement natural gas purchases required to keep our producers whole on an MMBtu basis, thereby creating a partial natural hedge. The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices. We have an active commodity risk management program in place to reduce the impact of changing NGL prices.

        For the nine months ended September 30, 2007, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)
Revenue	15%	38%	29%	18%
Net operating margin	33%	42%	7%	18%

(1)
Includes other types of arrangements tied to NGL prices.

(2)
Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)
Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

        Our short natural gas positions under our keep-whole contracts are largely offset by our long positions in our other operating areas. As a result, our net exposure to natural gas is not significant. While the percentages in the table above accurately reflect the percentages by contract type, we manage our business by taking into account the offset described above, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis. When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 63%, 0% and 4%, respectively.

  Our Acquisitions

        A significant part of our business strategy includes acquiring additional businesses and assets that will allow us to increase distributions to our unitholders. We regularly consider and enter into discussions regarding potential acquisitions. These transactions may be effectuated quickly, may occur at any time and may be significant in size relative to our existing assets and operations.

        Since our initial public offering, we have completed nine acquisitions for an aggregate purchase price of approximately $810.0 million. The acquisitions were individually accounted for as either a business combination or an acquisition of assets under GAAP. Summary information regarding each of these acquisitions is presented below (consideration in millions):

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

  Our Relationship with MarkWest Hydrocarbon, Inc.

        MarkWest Hydrocarbon, Inc. ("MarkWest Hydrocarbon" or the "Company") is one of our largest customers and we derive a portion of our revenue from the services we provide under contracts with the Company. For the nine months ended September 30, 2007, the Company accounted for 13% of our revenue and 11% of our net operating margin, compared to 11% of our revenue and 12% of our net operating margin for the nine months ended September 30, 2006. As of September 30, 2007, MarkWest Hydrocarbon and its subsidiaries, in the aggregate, owned a 15% interest in the Partnership, consisting of 4,938,992 common units and a 2% General Partner interest.

        We have an omnibus agreement with the Company which governs potential competition and indemnification obligations among us and the other parties to the agreement; competition from other NGL processors, including major energy companies. At the time of our initial public offering we entered into additional agreements with the Company which are discussed in Note 16 to the condensed consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

        On September 5, 2007, we announced that we entered into an Agreement and Plan of Redemption and Merger with the Company. See Note 4 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the redemption and merger.

Results of Operations

        We reported net income of $37.2 million for the nine months ended September 30, 2007, or $0.80 per diluted limited partner unit, compared to net income of $57.9 million, or $1.97 per diluted limited partner unit, for the corresponding period in 2006. We also reported net income of $24.2 million for the three months ended September 30, 2007, or $0.47 per diluted limited partner unit, compared to net income of $30.0 million, or $0.82 per diluted limited partner unit, for the corresponding period of 2006. Contributing factors to the $5.8 million change in net income for the comparable three-month period were:

  •
  losses from derivative instruments increasing $20.3 million. This change resulted from a $20.5 million increase in non-cash unrealized losses, which are recognized in revenue and facility expense, slightly offset by a $0.2 million increase in realized gains;

  •
  a $6.4 million increase in operating income before items not allocated to segments associated with the Javelina segment. This increase was largely a result of the sale of 0.4 million barrels of pentanes, which increased revenue by approximately $3.0 million. The pentanes were being held in storage and the revenue generated from the sale will not be recurring. The remaining increase is due to improved pricing and volumes;

  •
  a $4.8 million decrease in interest expense including deferred finance costs, primarily due to a write-off of $5.5 million in 2006 from the retirement of a portion of our term loan; and

  •
  a $3.5 million increase in operating income before items not allocated to segments associated with the Oklahoma segment. This increase was largely a result of our new operations in the Woodford area.

  •
  a $3.5 million decrease in selling, general and administrative expenses. A $5.6 million decrease in non-cash equity-based compensation from the Participation Plan was partially offset by $2.3 million from professional fees and consulting services.

  •
  a $3.3 million decrease in insurance recoveries, net of premiums, from our equity investment in Starfish Pipeline Company, L.L.C. ("Starfish").

  Cash Distributions

        Our quarterly cash distribution of $0.55 per limited partner unit for the quarter ended September 30, 2007, was declared on October 24, 2007. This distribution is an increase of $0.02 per unit, or 3.7% over the 2007 second quarter distribution and an increase of $0.065 per unit, or 13.4%, over the comparable period in 2006.

  Operating Data

	Three months ended September 30,			Nine months ended September 30,
			% Change			% Change
	2007	2006		2007	2006
East Texas:
Gathering systems throughput (Mcf/d)	421,000	393,000	7.1%	410,000	371,000	10.5%
NGL product sales (gallons)	46,262,000	42,015,000	10.1%	132,536,000	117,912,000	12.4%
Oklahoma:
Foss Lake gathering system throughput (Mcf/d)	108,000	86,000	25.6%	102,000	86,000	18.6%
Woodford gathering system throughput (Mcf/d)(1)	130,000	N/A	N/A	95,000	N/A	N/A
Grimes gathering system throughput (Mcf/d)(2)	11,000	N/A	N/A	12,000	N/A	N/A
Arapaho NGL product sales (gallons)	22,409,000	19,553,000	14.6%	65,166,000	57,586,000	13.2%
Other Southwest:
Appleby gathering system throughput (Mcf/d)	58,000	34,000	70.6%	55,000	34,000	61.8%
Other gathering systems throughput (Mcf/d)	6,000	18,000	(66.7)%	11,000	20,000	(45.0)%
Lateral throughput volumes (Mcf/d)	101,000	111,000	(9.0)%	73,000	84,000	(13.1)%
Appalachia:
Natural gas processed (Mcf/d)	194,000	198,000	(2.0)%	197,000	200,000	(1.5)%
NGLs fractionated (Gal/d)	423,000	453,000	(6.6)%	444,000	451,000	(1.6)%
NGL product sales (gallons)	11,172,000	11,275,000	(0.9)%	33,219,000	32,226,000	3.1%
Michigan:
Natural gas throughput (Mcf/d)	4,900	7,300	(32.9)%	5,700	6,500	(12.3)%
NGL product sales (gallons)	963,000	1,501,000	(35.8)%	3,153,000	4,344,000	(27.4)%
Crude oil transported (Bbl/d)	13,800	14,600	(5.5)%	14,100	14,600	(3.4)%
Javelina:
Refinery off-gas processed (Mcf/d)	124,500	125,000	(0.4)%	119,000	125,000	(4.8)%
Liquids fractionated (Bbl/d)	30,700	26,100	17.6%	26,600	26,000	2.3%

(1)
We began construction and operation of the Woodford gathering system in late 2006.

(2)
We acquired the Grimes gathering system in December 2006.

Segment Reporting

        Segments.    We have six segments, based on geographic areas of operations. For further information, see Note 19 to the condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q.

  Southwest Business Unit

  •
  East Texas. We own the East Texas system, consisting of natural gas gathering system pipelines, centralized compressor stations, and a natural gas processing facility and an NGL pipeline. The system is located in Panola, Harrison and Rusk counties and services the Carthage field, one of Texas' largest onshore natural gas fields. Producing formations in Panola County consist of the Cotton Valley, Pettit and Travis Peak formations, which together form one of the largest natural gas producing regions in the United States.

  •
  Oklahoma. We own the Foss Lake gathering system and the Arapaho gas processing plant, located in Roger Mills, Custer and Ellis counties. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant. After processing, the residue gas is delivered to a third-party pipeline and natural gas liquids are sold to a single customer. We also own the Woodford gathering system in the Arkoma Basin of Southeastern Oklahoma, the Grimes gathering system, which is located in Roger Mills and Beckham counties and the Ulan gathering system, which is located in Pittsburgh County.

  •
  Other Southwest. We own a number of natural gas gathering systems located in Texas, Louisiana, Mississippi and New Mexico. These systems generally service long-lived natural gas basins that continue to experience drilling activity. We gather a significant portion of the gas produced from fields adjacent to our gathering systems. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer. We also own four lateral pipelines in Texas and New Mexico. The New Mexico pipeline facilities and related assets are subject to regulation by the Federal Energy Regulatory Commission.

  Northeast Business Unit

  •
  Appalachia. We are one of the largest processors of natural gas in the Appalachian Basin, with fully-integrated processing, fractionation, storage and marketing operations. The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. Our Appalachian assets include the Kenova, Boldman, Maytown, Cobb and Kermit natural gas processing plants, an NGL pipeline, an NGL fractionation plant and two caverns for storing propane.

  •
  Michigan. We own a common carrier crude oil gathering pipeline in Michigan. We refer to this system as the Michigan crude pipeline. The crude oil pipeline facilities and related assets are subject to regulation by the Federal Energy Regulatory Commission. We also own a natural gas gathering system and the Fisk processing plant in Manistee County, Michigan.

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

  Equity Investment in Starfish Pipeline Company, L.L.C.

  •
  We account for our investment in Starfish using the equity method (See Note 5 to the condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q). Starfish is part of a joint venture with Enbridge Offshore Pipelines L.L.C., consisting of assets located in the Gulf of Mexico and Southwestern Louisiana. The financial results for Starfish are included in "Earnings from unconsolidated affiliates" in the accompanying Condensed Consolidated Statements of Operations.

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see discussion in the Overview section) generated by our assets for the nine months ended September 30, 2007, by geographic region:

	East Texas	Oklahoma	Other Southwest	Appalachia	Michigan	Javelina
Revenue	29%	34%	10%	13%	2%	12%
Net operating margin	30%	22%	8%	10%	3%	27%

  Three months ended September 30, 2007, compared to three months ended September 30, 2006

East Texas

	Three months ended September 30,
	2007	2006
	(in thousands)
Revenue	$53,489	$45,937
Operating expenses:
Purchased product costs	29,753	23,180
Facility expenses	3,583	3,797
Depreciation	2,387	1,994
Amortization of intangible assets	2,068	2,073
Accretion of asset retirement obligations	14	11

Total operating expenses before selling, general and administrative expenses	37,805	31,055

Operating income before items not allocated to segments	$15,684	$14,882

        Revenue.    Revenue increased $7.6 million, or 16%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. This increase was due primarily due to both higher NGL volumes which contributed $8.9 million of revenue and higher gathering and condensate revenues of $2.8 million attributable to increased volumes and pricing. These increases were partially offset by lower natural gas sales of $3.8 million attributable to a third quarter 2006 change from a gathering contract to a processing contract at our Carthage facility.

        Purchased Product Costs.    Purchased product costs increased $6.6 million, or 28%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. This increase was due mainly to the contractual change discussed above which led to higher NGL volumes being purchased.

Oklahoma

	Three months ended September 30,
	2007	2006
	(in thousands)
Revenue	$55,603	$53,083
Operating expenses:
Purchased product costs	34,680	41,898
Facility expenses	5,304	1,890
Depreciation	3,477	760
Amortization of intangible assets	149	—
Accretion of asset retirement obligations	7	6

Total operating expenses before selling, general and administrative expenses	43,617	44,554

Operating income before items not allocated to segments	$11,986	$8,529

        Revenue.    Revenue increased $2.5 million, or 5%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. This increase was in part due to volumes from our Woodford gathering system, which began operation in December 2006. Additionally, significant increases in liquids and condensate sales from our existing facilities contributed $5.2 million of revenue. These increases in revenue were partially offset by decreases primarily attributable to a change from a purchasing contract to a gathering contract.

        Purchased Product Costs.    Purchased product costs decreased $7.2 million, or 17%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The decrease was mainly attributable to the contractual change described above and was offset by expenses related to our Woodford gathering system, which began operation in December 2006.

        Facility Expenses.    Facility expenses increased $3.4 million during the three months ended September 30, 2007, compared to the corresponding period in 2006. The increase was mostly due to the startup of operations for the Woodford gathering system.

        Depreciation.    Depreciation expenses increased $2.7 million during the three months ended September 30, 2007, compared to the corresponding period in 2006. The change is due to the Woodford gathering system being placed in service in late 2006.

Other Southwest

	Three months ended September 30,
	2007	2006
	(in thousands)
Revenue	$16,150	$22,057
Operating expenses:
Purchased product costs	10,241	17,842
Facility expenses	1,910	1,235
Depreciation	1,156	1,105
Accretion of asset retirement obligations	6	4
Impairments	356	—

Total operating expenses before selling, general and administrative expenses	13,669	20,186

Operating income before items not allocated to segments	$2,481	$1,871

        Revenue.    Revenue decreased $5.9 million, or 27%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The decrease is primarily attributed to lower prices, which were slightly offset by higher volumes.

        Purchased Product Costs.    Purchased product costs decreased $7.6 million, or 43%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The decrease in costs is primarily attributable to lower prices.

        Facility Expenses.    Facility expenses increased $0.7 million, or 55%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The increase was mostly due to increases in payroll expense, property taxes and compression.

        Impairments.    Impairments increased $0.4 million during the three months ended September 30, 2007, compared to the corresponding period in 2006 due to the deemed impairment of a system as further discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Appalachia

	Three months ended September 30,
	2007	2006
	(in thousands)
Revenues:
Unaffiliated	$491	$454
Affiliated	20,718	19,694

Total revenue	21,209	20,148

Operating expenses:
Purchased product costs	13,889	11,924
Facility expenses	3,926	3,563
Depreciation	864	914
Accretion of asset retirement obligations	3	3

Total operating expenses before selling, general and administrative expenses	18,682	16,404

Operating income before items not allocated to segments	$2,527	$3,744

        Revenue.    Total revenue increased $1.1 million, or 5%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The change was mainly a result of a $0.11 per gallon price increase, which contributed an additional $1.2 million.

        Purchased Product Costs.    Purchased product costs increased $2.0 million, or 16%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The change is primarily a result of a $0.10 per gallon price increase at the Maytown facility, which accounted for $1.0 million of the increase. Finally, trucking expenses increased by $1.0 million associated with the shutdown of the ALPS pipeline in late 2006.

Michigan

	Three months ended September 30,
	2007	2006
	(in thousands)
Revenue	$3,188	$3,523
Operating expenses:
Purchased product costs	911	689
Facility expenses	1,614	1,626
Depreciation	1,169	1,496

Total operating expenses before selling, general and administrative expenses	3,694	3,811

Operating loss before items not allocated to segments	$(506)	$(288)

        Revenue.    Revenue decreased $0.3 million, or 10%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The change was mainly due to decreased volumes.

        Purchased Product Costs.    Purchased Product Costs increased $0.2 million, or 32%, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The change is due to increased prices at our West Shore facility, slightly offset by the decreased volumes discussed above.

Javelina

	Three months ended September 30,
	2007	2006
	(in thousands)
Revenue	$25,279	$19,140
Operating expenses:
Facility expenses	3,254	3,578
Depreciation	1,651	1,632
Amortization of intangible assets	1,951	1,956

Total operating expenses before selling, general and administrative expenses	6,856	7,166

Operating income before items not allocated to segments	$18,423	$11,974

        Revenue.    Revenue is generated under percent-of-proceeds arrangements and is generally reported net of purchased product costs. We gather and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.

        Revenue increased $6.1 million, or 32%, during the three months ended September 30, 2007, compared to the corresponding period in 2006, primarily attributable to the sale of 0.4 million barrels of pentanes, which increased revenue by approximately $3.0 million. The pentanes are stored as a result of their seasonality and the revenue generated from the sale will not be recurring. The remaining increase is due to improved pricing and volumes in almost all products.

Reconciliation of Segment Operating Income to Consolidated Net Income

        The following table provides a reconciliation of segment income to our consolidated net income. The ensuing items listed below the "Total segment operating income" line are not allocated to business segments as management does not consider these items allocable to any individual segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

	Three months ended September 30,
	2007	2006
	(in thousands)
Total segment operating income	$50,595	$40,712
Derivative (loss) gain not allocated to segments	(7,610)	12,670
Depreciation not allocated to segments	(189)	(4)
Selling, general and administrative expenses	(9,565)	(13,078)

Income from operations	33,231	40,300
Earnings from unconsolidated affiliates	1,264	1,067
Interest income	150	230
Interest expense	(10,072)	(9,523)
Amortization of deferred finance costs (a component of interest expense)	(702)	(6,066)
Miscellaneous income	594	3,970

Income before provision for income tax	$24,465	$29,978
Provision for income tax	(304)	—

Net income	$24,161	$29,978

        Derivative (Loss) Gain.    Loss from derivative instruments increased $20.3 million, during the three months ended September 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of our derivative instruments resulted in a $20.4 million non-cash increase in unrealized loss, primarily due to a significant increase in the market price for crude oil. Our unrealized losses were partially offset by a $0.1 million increase attributable to realized gains from settlements. Realized losses totaled $1.7 million for the quarter, compared to realized losses of $1.6 million in the corresponding period of 2006.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $3.5 million, or 27%, during the three months ended September 30, 2007, relative to the comparable period in 2006. $6.1 million of the decrease resulted from lower non-cash equity-based compensation expense. Of this amount, $5.6 million is attributable to the Participation Plan, with the balance attributable to restricted units. Participation Plan compensation expense is determined based on the formula-based change in the value of the General Partner. The formula is based on the market price of the Partnership's common units, the current quarterly per-unit distribution rate and the dollar amount of the quarterly distribution to the General Partner. This decrease was partially offset by increased cash expenses of $2.6 million, mainly resulting from merger-related expenses for professional fees and consulting services. We expect to incur additional expenses of approximately $5.0 million before the closing of the merger.

        Earnings from Unconsolidated Affiliates.    Earnings from unconsolidated affiliates are related to our investment in Starfish. During the three months ended September 30, 2007, our earnings from unconsolidated affiliates increased $0.2 million, or 18%, relative to the comparable period in 2006. The increase was mainly due to systems operating at full capacity in 2007 compared to limited capacities in 2006 as a result of hurricane damage.

        Interest Expense.    Interest expense increased $0.5 million, or 6%, during the three months ended September 30, 2007, relative to the comparable period in 2006, mostly due to additional outstanding debt.

        Amortization of Deferred Finance Costs.    The amortization related to deferred finance costs decreased $5.4 million during the three months ended September 30, 2007, relative to the comparable period in 2006. The decrease is attributable to a write-off in the third quarter of 2006 from the retirement of a portion of our term loan. Deferred finance costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

        Miscellaneous (Expense) Income.    Miscellaneous income decreased $3.4 million during the three months ended September 30, 2007, relative to the comparable period in 2006. This decrease was largely due to $5.0 million of income from insurance recoveries related to our investment in Starfish in the third quarter of 2006 compared to $1.4 million of income from insurance recoveries in the third quarter of 2007. This increase was partially offset by a decrease in Starfish insurance premiums of $0.3 million.

  Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

East Texas

	Nine months ended September 30,
	2007	2006
	(in thousands)
Revenue	$138,795	$133,646
Operating expenses:
Purchased product costs	76,220	70,134
Facility expenses	12,296	11,749
Depreciation	6,643	5,712
Amortization of intangible assets	6,202	6,220
Accretion of asset retirement obligations	39	33

Total operating expenses before selling, general and administrative expenses	101,400	93,848

Operating income before items not allocated to segments	$37,395	$39,798

        Revenue.    Revenue increased $5.1 million, or 4%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. This increase was due primarily due to a third quarter 2006 change from a gathering contract to a processing contract at our Carthage facility.

        Purchased Product Costs.    Purchased product costs increased $6.1 million, or 9%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. This increase was mainly due to the contractual change discussed above, which led to higher NGL volumes being purchased.

        Depreciation.    Depreciation expenses increased $0.9 million, or 16%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The change is primarily due to the addition of several new compressors in the first quarter of 2007.

Oklahoma

	Nine months ended September 30,
	2007	2006
	(in thousands)
Revenue	$163,632	$163,277
Operating expenses:
Purchased product costs	116,460	134,245
Facility expenses	13,876	5,435
Depreciation	6,610	2,211
Amortization of intangible assets	448	—
Accretion of asset retirement obligations	21	19

Total operating expenses before selling, general and administrative expenses	137,415	141,910

Operating income before items not allocated to segments	$26,217	$21,367

        Revenue.    Revenue increased $0.4 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. This increase is related primarily to an increase in volumes from our Woodford gathering system, which began operation in December 2006. The increase was largely offset by decreased revenue mainly attributable to some change from purchasing contracts to gathering contracts.

        Purchased Product Costs.    Purchased product costs decreased $17.8 million, or 13%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The decrease was mainly attributable to the contractual change described above and was offset by expenses related to our Woodford gathering system, which began operation in December 2006.

        Facility Expenses.    Facility expenses increased $8.4 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The increase was mostly due to the startup of operations for the Woodford gathering system.

        Depreciation.    Depreciation expenses increased $4.4 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The change is due to the Woodford gathering system being placed in service during 2007.

Other Southwest

	Nine months ended September 30,
	2007	2006
	(in thousands)
Revenue	$49,172	$69,787
Operating expenses:
Purchased product costs	32,456	57,080
Facility expenses	5,115	4,187
Depreciation	3,249	3,164
Accretion of asset retirement obligations	15	14
Impairment	356	—

Total operating expenses before selling, general and administrative expenses	41,191	64,445

Operating income before items not allocated to segments	$7,981	$5,342

        Revenue.    Revenue decreased $20.6 million, or 30%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The decrease is principally attributed to a late second quarter 2006 change in the contract mix at our Appleby facility, from purchasing contracts to gathering contracts. This decrease was partially offset by transportation volumes increasing by 21,000 Mcf/d.

        Purchased Product Costs.    Purchased product costs decreased $24.6 million, or 43%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The decrease in costs is primarily a result of lower purchased volumes due to a change in our contract mix negated slightly by a decrease in prices.

        Facility Expenses.    Facility expenses increased $0.9 million, or 22%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The increase was due to higher property tax rates determined by a revaluation of certain properties along with higher compression and system operating costs at our Appleby facility.

        Impairments.    Impairments increased $0.4 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The increase was due to the deemed impairment of a system as further discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Appalachia

	Nine months ended September 30,
	2007	2006
	(in thousands)
Revenues:
Unaffiliated	$1,444	$1,303
Affiliated	59,047	55,288

Total revenue	60,491	56,591

Operating expenses:
Purchased product costs	38,593	32,381
Facility expenses	10,970	10,378
Depreciation	2,649	2,652
Accretion of asset retirement obligations	10	9

Total operating expenses before selling, general and administrative expenses	52,222	45,420

Operating income before items not allocated to segments	$8,269	$11,171

        Revenue.    Total revenue increased $3.9 million, or 7%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The change was related to a 3,500 Gal/d increase in volumes and a $0.07 per gallon price increase at our Maytown facility, resulting in a $3.2 million increase in our revenue. We also incurred a $0.3 million increase in revenue associated with purging of the ALPS pipeline resulting from its shutdown in late 2006. These increases were partially offset by lower volumes at our Boldman facility caused by a temporary shutdown for maintenance and repair work during the first quarter of 2007.

        Purchased Product Costs.    Purchased product costs increased $6.2 million, or 19%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The rise in costs is primarily a result of volumes and prices increasing at the Maytown facility, which accounted for $2.9 million of the overall increase. Trucking expenses associated with the shutdown of the ALPS pipeline added $3.0 million to the increase.

Michigan

	Nine months ended September 30,
	2007	2006
	(in thousands)
Revenue	$8,892	$10,008
Operating expenses:
Purchased product costs	2,081	2,528
Facility expenses	4,661	4,479
Depreciation	3,502	3,850

Total operating expenses before selling, general and administrative expenses	10,244	10,857

Operating loss before items not allocated to segments	$(1,352)	$(849)

        Revenue.    Revenue decreased $1.1 million, or 11%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The change is primarily due to decreased volumes, slightly offset by an increase in prices at our West Shore facility.

        Purchased Product Costs.    Purchased product costs decreased $0.4 million, or 18%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The decrease in costs is due to lower volumes partially offset by higher prices at our West Shore facility, as described above.

Javelina

	Nine months ended September 30,
	2007	2006
	(in thousands)
Revenue	$57,626	$52,992
Operating expenses:
Facility expenses	5,336	8,690
Depreciation	4,938	4,869
Amortization of intangible assets	5,854	5,852

Total operating expenses before selling, general and administrative expenses	16,128	19,411

Operating income before items not allocated to segments	$41,498	$33,581

        Revenue.    Revenue is generated under percent-of-proceeds arrangements and is generally reported net of purchased product costs. We gather and processes natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.

        Revenue increased $4.6 million, or 9%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. This was primarily attributable to the sale of 0.4 million barrels of pentanes, which increased revenue by approximately $3.0 million. The pentanes are stored as a result of their seasonality and the revenue generated from the sale will not be recurring. The remaining increase is due to improved pricing and volumes in almost all products.

        Facility Expenses.    Facility expenses decreased $3.4 million, or 39%, during the nine months ended September 30, 2007, compared to the corresponding period in 2006. This decrease is for the most part attributable to a utility refund of $3.6 million from a rate case concluded in the first quarter of 2007. Without the refund, facility expenses were slightly higher, mainly due to increased payroll and property tax expenses.

Reconciliation of Segment Operating Income to Consolidated Net Income

        The following table provides a reconciliation of segment income to our consolidated net income. The ensuing items listed below the "Total segment operating income" line are not allocated to business segments as management does not consider these items allocable to any individual segment: gains (losses) from derivative instruments, selling, general and administrative expenses and depreciation of leasehold improvements at our corporate headquarters. Revenue from MarkWest Hydrocarbon is reflected as revenue from affiliates.

	Nine months ended September 30,
	2007	2006
	(in thousands)
Total segment operating income	$120,008	$110,410
Derivative (loss) gain not allocated to segments	(22,498)	6,009
Depreciation not allocated to segments	(215)	(4)
Selling, general and administrative expenses	(35,882)	(30,404)

Income from operations	61,413	86,011
Earnings from unconsolidated affiliates	4,687	3,240
Interest income	2,549	709
Interest expense	(28,418)	(31,213)
Amortization of deferred finance costs	(2,024)	(7,700)
Miscellaneous (expense) income	(586)	7,577

Income before provision for income tax	37,621	58,624
Provision for income tax	(429)	(679)

Net income	$37,192	$57,945

        Derivative (Loss) Gain.    Loss from derivative instruments increased $28.5 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The mark-to-market adjustments of our derivative instruments resulted in a $31.4 million increase in unrealized losses, primarily due to a significant increase in the market price for crude oil. Our unrealized losses were partially offset by an increase in realized gains of $2.9 million from settlements. Realized gains totaled $1.3 million for the nine months, compared to realized losses of $1.7 million in the corresponding period of 2006.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $5.5 million, or 18%, during the nine months ended September 30, 2007, relative to the comparable period in 2006. We incurred increased expense associated with labor and benefits of $1.2 million and increased professional fees and consulting services of $4.4 million mainly due to merger related activities. We expect to incur additional expenses of approximately $5.0 million before the closing of the merger. Finally, we incurred a one-time charge to terminate the old headquarters lease of $0.9 million reported in 2006.

        Earnings from Unconsolidated Affiliates.    Earnings from unconsolidated affiliates are related to our investment in Starfish. During the nine months ended September 30, 2007, our earnings from unconsolidated affiliates increased $1.4 million, or 45%, relative to the comparable period in 2006. The increase was due to systems operating at full capacity in 2007 compared to limited capacities in 2006 resulting from hurricane damage and fewer hurricane related expenses.

        Interest Income.    Interest income increased $1.8 million, during the nine months ended September 30, 2007, relative to the comparable period in 2006, above all due to the proceeds received from a rate case concluded in the first quarter of 2007 in our Gulf Coast Business Unit.

        Interest Expense.    Interest expense decreased $2.8 million, or 9%, during the nine months ended September 30, 2007, relative to the comparable period in 2006, largely due to a reduction of interest expense for the capitalization of interest related to construction in progress of $2.4 million.

        Amortization of Deferred Finance Costs.    The amortization related to deferred finance costs decreased $5.7 million during the nine months ended September 30, 2007, relative to the comparable period in 2006. The decrease is attributable to costs associated with our debt refinancing in the third quarter of 2006. Deferred finance costs are being amortized over the terms of the related obligations, which approximates the effective interest method.

        Miscellaneous (Expense) Income.    Miscellaneous expense decreased $8.2 million during the nine months ended September 30, 2007, relative to the comparable period in 2006. This decrease was largely a result of a change in insurance recoveries related to our investment in Starfish.

  Liquidity and Capital Resources

        Our primary sources of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions) are cash flows generated by our operations and our access to equity and debt markets. The equity and debt markets, public and private (retail and institutional) have been our principal source of capital used to finance a significant amount of our growth.

        We have budgeted approximately $305.0 million for capital expenditures in 2007 which includes $6.0 million for maintenance capital. We plan to use from $180.0 million to $200.0 million of our expansion capital budget to fund the construction of the Woodford gathering system. As of September 30, 2007, we have $75.8 million remaining in our budget, including $2.7 million for maintenance capital. Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition. Maintenance capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

        At September 30, 2007 we had available borrowing under our Credit Facility of $139.9 million. We entered into a debt commitment letter dated September 5, 2007, and subsequently amended on October 31, 2007. For a discussion of our Credit Facility, Senior Notes and debt commitment letter, see Note 8 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

        On April 9, 2007, we completed a private placement of approximately 4.1 million unregistered common units. The units were issued at a sales price of $32.98 per unit. The registration statement for these common units was declared effective on July 11, 2007. The sale of units resulted in net proceeds of approximately $137.7 million, including the General Partner's contribution of $2.8 million to maintain its 2% interest and after legal, accounting and other transaction expenses. The net proceeds from the offering were used to fund capital expenditure requirements.

        Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

  Cash Flow

        The following table summarizes cash inflows (outflows), (in thousands):

	Nine months ended September30,
	2007	2006
Net cash flows provided by operating activities	$118,232	$120,508
Net cash flows used in investing activities	(226,568)	(66,554)
Net cash flows provided by (used in) financing activities	127,617	(43,460)

        Net cash provided by operating activities decreased $2.3 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The change resulted mainly from increased selling, general and administrative expenses (excluding non-cash components) of $5.9 million and decreases in cash flow from accounts receivable due to timing, offset by a $5.5 million refund from a rate case concluded in the first quarter of 2007.

        Net cash used in investing activities increased $160.0 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. The increase was mainly due to capital expenditures mainly from the development of our Woodford gathering system, where we invested approximately $144.5 million.

        Net cash provided by financing activities increased $171.1 million during the nine months ended September 30, 2007, compared to the corresponding period in 2006. This increase was primarily due to the net proceeds of $137.7 million from our April 2007 private placement of common units, which has been used to fund capital expenditures.

Matters Impacting Future Results

        On September 28, 2007, we announced an approximate $100.0 million expansion of the Javelina plant. This expansion involves the installation of a steam methane reformer facility for the recovery of high purity hydrogen. This new facility's production will support a 20 year hydrogen supply agreement entered into. Construction of the facility will begin in the fourth quarter of 2007 and we expect to commence delivering high-purity hydrogen in early 2010. Once operational, the facility, combined with the existing facilities at the Javelina plant will have the capacity to deliver 50 MMcf/d of high-purity hydrogen.

        On September 5, 2007, the Partnership announced that it had entered into an Agreement and Plan of Redemption and Merger (the "Redemption and Merger Agreement") by and among the Company, the Partnership and MWEP, L.L.C., a wholly owned subsidiary of the Partnership, pursuant to which the Company will be merged into the Partnership. We may terminate the Redemption and Merger Agreement, but we would be required to pay a termination fee of $15.0 million in the event that the Company terminates the Redemption and Merger Agreement because we effect a change in recommendation. The Company may terminate the Redemption and Merger Agreement and would pay a termination fee of $7.5 million if the Redemption and Merger Agreement is terminated with respect to a deal entered into during the go shop period, which expired on October 8, 2007, or with an excluded party and $15.0 million if the Redemption and Merger Agreement is terminated with respect to any other superior proposal or any breach by the Company of the non-solicitation provisions. In each case, the amount of fee is subject to reduction/repayments based on the amount that we can take into our gross revenues without exceeding the permissible qualifying income limits for a publicly traded partnership.

        During August and September 2005 Hurricanes Katrina and Rita caused severe and widespread damage to oil and gas assets in the Gulf of Mexico and Gulf Coast regions. Operations of our unconsolidated affiliate, Starfish were nominally impacted by Hurricane Katrina but were significantly impacted by Hurricane Rita. We are continuing to submit insurance claims on an on going basis relating to both business interruption and property damage. As of September 30, 2007, we have recorded a receivable of $3.6 million for insurance recoveries with respect to our property loss and business interruption claims, and we anticipate additional recoveries for expenses and losses incurred.

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

        Our affiliate MarkWest Energy Appalachia, L.L.C. ("MEA") operates the ALPS pipeline to transport NGLs from our Maytown gas processing plant to our Siloam fractionator. A segment of the ALPS pipeline, which runs from the Maytown plant to the Ranger Junction in West Virginia, is owned by Equitable Production Company, but is leased and operated by MEA. As part of its ongoing operation of the ALPS pipeline, MEA implemented an in-line inspection program on this leased segment of the ALPS pipeline. Data from its in-line inspection indicated areas of external corrosion and other defects in a four mile section of pipeline, and as a result MEA idled the Maytown to Ranger segment. The in-line inspection data coupled with other information MEA has gathered is being reviewed and MEA is working with Equitable Production Company to determine what the most appropriate corrective action may be. In the interim, MEA is trucking the NGLs produced from our Maytown plant to our Siloam fractionation facility while MEA is maintaining this segment of the ALPS pipeline in idle status. As a result, operations have not been interrupted. The additional transportation costs associated with the trucking are not expected to have a material adverse effect on our results of operations or financial positions.

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements.

        Except as discussed in Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, there have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2006. A comprehensive discussion of our critical accounting policies and management estimates is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

        We determined that an impairment of a system had occurred during the third quarter of 2007. The fair value of the long-lived assets were determined based on Management's opinion that the idle assets had no economic value. Therefore, an impairment of long-lived assets of $0.4 million was recognized during the three months ended September 30, 2007. See Note 7 to the condensed consolidated financial statements, included in Item 1 of this Quarterly Report on Form 10-Q for a description of the impairment analysis.

Recent Accounting Pronouncements

        For information regarding recent accounting pronouncements, refer to Note 3 of the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

        Because of the strong correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, we have used crude oil derivative instruments to hedge NGL price risk. As a result of these transactions, we have hedged a significant portion of our expected commodity price risk through the fourth quarter of 2010. The margins we earn from condensate sales are directly correlated with crude oil prices. We have a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors our hedging program and expects to continue to adjust our hedge position as conditions warrant.

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

        Considering the effects of derivative instruments and the effects of our commodity price exposures on production, a hypothetical $1 per MMBtu increase in the market prices for natural gas could result in an estimated decrease of $0.9 million to operating cash flows over the next twelve months. Similarly, $5 per barrel decrease in the market prices for crude oil could result in an estimated decrease of $7.9 million to operating cash flows over the next twelve months. We consider the stated hypothetical changes in commodity prices to be reasonable given current and historic market performance. The sensitivity analysis presented does not consider the actions management may take to mitigate our exposure to changes, nor does it consider the effects that such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes. The effect of the stated theoretical change represents potential losses in our condensed consolidated financial position and results of operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Partnership's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure as evidenced by the material weakness described below.

        As reported in Item 9A of the Partnership's 2006 Form 10-K/A filed on November 5, 2007, management reported the existence of a continuing material weakness related to proper contract accounting. This material weakness continues to exist as of September 30, 2007. Specifically, there was an issue related to our prior year material weakness that had not been fully remediated at year-end. As of December 31, 2006, management did not have a process in place for monitoring previously existing contracts for certain technical accounting issues such as accounting for derivatives and revenue recognition and had not completed a comprehensive review of all significant contracts entered into prior to 2006 for the purpose of ensuring that determinations about derivatives and revenue recognition issues were made appropriately and remained appropriate.

Changes in Internal Controls Over Financial Reporting

  Material Weakness Remediation—Contract Accounting

        Management has adopted remedial measures to address certain aspects of the material weakness in the Partnership's internal controls that existed on December 31, 2006. The remediation procedures included detailed management review of substantially all contracts in effect at December 31, 2006, for the presence of derivatives or embedded derivatives. In addition, the Partnership enhanced the procedures around contract reviews and monitoring of new accounting guidance, including the development of a newly designed contract review and approval process. As part of this process, the Partnership is continuing its evaluation of previously existing as well as newly signed contracts for a broader range of accounting issues beyond the previously disclosed derivative review to include revenue recognition issues such as whether to record revenue gross as a principal or net as an agent. Management is also completing a reevaluation of all critical accounting memos that have a direct impact on contract accounting. Management is also enhancing existing contract accounting review checklists to ensure proper accounting analysis of significant revenue recognition and technical accounting areas.

  ERP System Implementation

        In May 2007, the Partnership began the phased implementation of an Enterprise Resource Planning ("ERP") system. Implementing an ERP system involves significant changes in business processes that management believes will provide meaningful benefits, including more standardized and efficient processes throughout the Partnership. As a result of this implementation, some internal controls over financial reporting have been changed to address the new environment associated with the implementation of this system. While the Partnership believes that this new system will strengthen its internal controls over financial reporting, there are inherent risks in implementing any new system and the Partnership will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of the Partnership's internal controls over financial reporting.

        Except as described above, there were no other changes in the Partnership's internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        We are subject to a variety of risks and disputes, and are a party to various legal proceedings in the normal course of our business. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to us and the Company (collectively MarkWest); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

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

        Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies' refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline is out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it will ultimately recover under the policies. The costs associated with this claim have been expensed as incurred and any potential recovery from the All-Risks Property and Business Interruption insurance carriers will be treated as "other income" if and when it is received. Trial has been set for three weeks in April 2008. The Defendant insurance companies and MarkWest have each filed separate summary judgment motions in the action and these motions are pending with the Court. Discovery in the action is also continuing.

        With regard to our Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v.

ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28th Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The actions have been and are being vigorously defended and; based on initial evaluation and consultations; it appears at this time that these actions should not have a material adverse impact on our business.

        In August 2007, an action styled Marvin Wageman, et al. v. MarkWest Western Oklahoma Gas Company, L.L.C., (District Court. Pittsburg County, Oklahoma, Case # C-2007-924, filed August 14, 2007), was filed against MarkWest Western Oklahoma Gas Company, L.L.C., alleging a breach of certain special construction provisions attached to a right of way agreement with MarkWest, enabling construction of a gas pipeline across property owned by the Plaintiffs. We have filed an answer denying the plaintiffs' allegations. No scheduling order has been issued to date, and discovery has not commenced. Due to the very preliminary stage in this matter, the likelihood of success cannot be predicted at this time, but based on the current evaluations; it appears at this time that this action should not have a material impact on our interests. We will vigorously defend against liability.

        In the ordinary course of business, we are party to various other legal actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

Item 1A. Risk Factors

        There have been no significant changes in Risk Factors since the year ended December 31, 2006. A comprehensive discussion of our Risk Factors is included in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Item 6. Exhibits

2.1(2)	Agreement and Plan of Redemption and Merger dated September 5, 2007 by and among MarkWest Hydrocarbon, Inc. MarkWest Energy Partners, L.P. and MWEP, L.L.C.
4.1(1)
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
4.2(1)
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

10.1(2)	Exchange Agreement dated September 5, 2007 by and among MarkWest Energy Partners, L.P., MarkWest Hydrocarbon, Inc., and MarkWest Energy, GP L.L.C.
10.2(2)	Voting Agreement dated September 5, 2007 by and among MarkWest Energy Partners, L.P. and the Fox Family Holders.
10.3*+	Hydrogen Supply Agreement dated September 28, 2007, by and between MarkWest Blackhawk, L.P. and CITGO Refining and Chemicals Company L.P.
10.4(3)
Amended and Restated Class B Membership Interest Contribution Agreement dated October 26, 2007 by and among MarkWest Energy Partners, L.P. and John M. Fox, Donald C. Heppermann, Frank M. Semple, Nancy K. Buese, Randy S. Nickerson, John C. Mollenkopf, C. Corwin Bromley, Andrew L. Schroeder, Jan Kindrick, Cindy Kindrick, Kevin Kubat and Art Denney as the Sellers.
10.5(4)
Amended and Restated Form of Indemnification Agreement dated October 26, 2007 by and between MarkWest Energy Partners, L.P. and each non-employee director and executive officer of the General Partner, including the following named executive officers: Frank Semple, President and Chief Executive Officer; Nancy Buese, Senior Vice President and Chief Financial Officer; Randy Nickerson, Senior Vice President and Chief Commercial Officer; John Mollenkopf, Senior Vice President and Chief Operations Officer; C. Corwin Bromley, Senior Vice President, General Counsel and Secretary and Andrew Schroeder, Vice President and Treasurer.
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

*
Filed herewith as a part of this report.

+
Application has been made to the Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

(1)
Incorporated by reference the Partnership's Current Report on Form 8-K, filed with the Commission on April 11, 2007.

(2)
Incorporated by reference to the Partnership's Current Report on Form 8-K, filed with the Commission on September 6, 2007.

(3)
Incorporated by reference to the Partnership's Current Report on Form 8-K, (Accession Number 0001104659-07-078829), filed with the Commission on November 1, 2007.

(4)
Incorporated by reference to the Partnership's Current Report on Form 8-K, (Accession Number 0001104659-07-078795), filed with the Commission on November 1, 2007.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: November 7, 2007	/s/ FRANK M. SEMPLE Frank M. Semple President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2007	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)