Form 10-K/A
period 2007-12-31
MARKWEST ENERGY PARTNERS L P
filed 2008-05-08
CIK 1166036

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 29, 2007 was approximately $1.1 billion.

As of February 28, 2008, the number of the registrant’s common units were 50,876,295.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to MarkWest Energy Partners, L.P.’s (the “Partnership,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008 (Commission File No. 001-31239 or the “Original Filing”), is being filed to address comments made by the SEC in connection with the commission’s review of the Original Filing.  The Amendment includes in Part IV, Item 15(b), revised Exhibits 10.29 and 10.33, both of which we filed in the Original Filing with a request for confidential treatment.  In response to the commission’s review, we are including certain portions of those agreements that were omitted from the Original Filing.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the original Form 10-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have restated in its entirety each item of the original Form 10-K affected by this Amendment.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(b)                                 Exhibits

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

2.9(16)	Purchase and Sale Agreement, dated as of September 16, 2005, by and between Valero Energy Corp., and Valero Javelina, L.P., as sellers, and MarkWest Energy Partners, L.P. as buyer.

2.10(31)	Agreement and Plan of Redemption and Merger dated September 5, 2007 by and among MarkWest Hydrocarbon, Inc. MarkWest Energy Partners, L.P. and MWEP, L.L.C.

3.1(1)	Certificate of Limited Partnership of MarkWest Energy Partners, L.P.

3.2(5)	Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P., dated as of May 24, 2002.

3.3(1)	Certificate of Formation of MarkWest Energy Operating Company, L.L.C.

3.4(5)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy Operating Company, L.L.C., dated as of May 24, 2002.

3.5(1)	Certificate of Formation of MarkWest Energy GP, L.L.C.

3.6(5)	Amended and Restated Limited Liability Company Agreement of MarkWest Energy GP, L.L.C., dated as of May 24, 2002.

3.7(12)	Amendment No. 1 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.

3.8(23)	Amendment No. 2 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.

3.9(28)	Amendment No. 3 to Amended and Restated Limited Partnership Agreement MarkWest Energy Partners, L.P.

Exhibit Number	Description
4.1(6)	Purchase Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

4.2(6)	Registration Rights Agreement dated as of June 13, 2003, by and among MarkWest Energy Partners, L.P. and Tortoise Capital Advisors, LLC as attorney-in-fact for the Purchasers.

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

Exhibit Number	Description
4.19(36)	Unit Purchase Agreement, dated as of December 18, 2007

4.20(36)	Registration Rights Agreement, dated as of December 18, 2007

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

10.18(14)r	Executive Employment Agreement effective September 5, 2007 between MarkWest Hydrocarbon, Inc. and Frank Semple.

Exhibit Number	Description
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

10.21(26)	Office Lease Agreement, dated April 19, 2006, by and between Park Central Property LLC, the landlord, and MarkWest Energy Partners, L.P., the tenant.

10.22(14)r	Form of Executive Employment Agreement effective September 5, 2007 between MarkWest Hydrocarbon, Inc. and Nancy K. Buese, C. Corwin Bromley, John C. Mollenkopf and Randy S. Nickerson.

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

10.29*+	Gas Processing Agreement dated as of November 1, 2007, by and between MarkWest Javelina Company and CITGO Refining and Chemicals Company, L.P.

10.30(37)+	Amendment to Gas Processing Agreement dated as of December 11, 2007, by and between MarkWest Javelina Company and CITGO Refining and Chemicals Company, L.P.

10.31(35)

Amended Class B Membership Interest Contribution Agreement dated as of October 26, 2007, to Agreement and Plan of Redemption and Merger by and among the Partnership, MarkWest Hydrocarbon, Inc. and MWEP, L.L.C.

10.32(37)	Omnibus Termination Agreement dated as of November 16, 2007, by and between MarkWest Energy Appalachia, L.L.C. and Equitable Production Company and Equitable Gathering LLC

Exhibit Number	Description
10.33*+	Natural Gas Liquids Transportation, Fractionation, and Marketing Agreement dated as of November 16, 2007, by and between MarkWest Energy Appalachia, L.L.C. and Equitable Gathering LLC

10.34(37)	Assignment and Bill of Sale and Assumption Agreement dated as of November 16, 2007, by and between MarkWest Energy Appalachia, L.L.C. and Equitable Production Company and Equitable Gathering LLC

10.35(37)+	Second Amendment to the Gas Processing Agreement dated as of December 26, 2007, by and between MarkWest Energy Appalachia, L.L.C. and MarkWest Hydrocarbon, Inc.

16.1(22)

Changes in registrants certifying accountants. MarkWest Energy Partners, L.P. dismissed KPMG LLP as the Partnership’s independent registered public accounting firm and engaged Deloitte & Touche LLP as its new independent registered public accounting firm.

21.1(37)	List of subsidiaries

23.1(37)	Consent of Deloitte & Touche LLP

23.2(37)	Consent of PricewaterhouseCoopers LLP

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(33)                            Incorporated by reference to the Current Report on Form 8-K filed November 1, 2007.

(34)                            Incorporated by reference to the Quarterly Report on Form 10-Q filed November 8, 2007.

(35)                            Incorporated by reference to the Current Report on Form 8-K filed November 13, 2007.

(36)                            Incorporated by reference to the Current Report on Form 8-K filed December 19, 2007.

(37)                            Incorporated by reference to the Annual Report on Form 10-K filed February 29, 2008.

+                                         Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested and has been filed separately with the Securities and Exchange Commission.

*                                         Filed herewith.

r                                   Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)
	By:	MarkWest Energy GP, L.L.C.,
	Its	General Partner

Date: May 7, 2008	By:	/s/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities with MarkWest Energy GP, L.L.C., the General Partner of MarkWest Energy Partners, L.P., the Registrant, and on the dates indicated.

Date: May 7, 2008	By:	/s/ FRANK M. SEMPLE
Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	By:	/s/ NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	By:
John M. Fox
Chairman of the Board and Director

Date: May 7, 2008	By:	/s/ Keith E. Bailey
Keith E. Bailey
Director

Date: May 7, 2008	/s/ MICHAEL L. BEATTY
Michael L. Beatty
Director

Date: May 7, 2008	By:	/s/ CHARLES K. DEMPSTER
Charles K. Dempster
Director

Date: May 7, 2008	By:	/s/ DONALD C. HEPPERMANN
Donald C. Heppermann
Director

Date: May 7, 2008	By:	/s/ WILLIAM A. KELLSTROM
William A. Kellstrom
Director

Date:
Anne E. Mounsey
Director

Date: May 7, 2008	By:	/s/ WILLIAM P. NICOLETTI
William P. Nicoletti
Director

Date: May 7, 2008	/s/ DONALD D. WOLF
Donald D. Wolf
Director