Form 10-Q
period 2008-03-31
MARKWEST ENERGY PARTNERS L P
filed 2008-05-12
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of the registrant’s Common Units outstanding at May 9, 2008, were 56,626,295.

Throughout this document we make statements that are classified as “forward-looking.”  Please refer to the “Forward-Looking Statements” included in Part I, Item 2 for an explanation of these types of assertions.  Also, in this document, unless the context requires otherwise, references to “we,” “us,” “our,” “MarkWest Energy” or the “Partnership” are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries.

As explained further in Item 1, Notes to the Condensed Consolidated Financial Statements, Note 1. Basis of Presentation, on February 21, 2008, MarkWest Energy Partners, L.P. completed its plan of redemption and merger (the “Merger”) with MarkWest Hydrocarbon, Inc. (the “Corporation”) and MWEP, L.L.C., a wholly-owned subsidiary of the Partnership, pursuant to which the Corporation was merged into the Partnership. The Merger was considered a downstream merger whereby the Corporation was viewed as the surviving consolidated entity for accounting purposes rather than the Partnership, which is the surviving consolidated entity for legal purposes. As such, the Merger was accounted for in the Corporation’s condensed consolidated financial statements as an acquisition of non-controlling interest using the purchase method of accounting.  As a result, the historical and comparative condensed consolidated financial statements of the surviving legal entity are those of the Corporation, the accounting acquirer, rather than those of the Partnership, the legal acquirer.  Under the Merger, the shareholders of the Corporation exchanged each share of Corporation common stock for consideration equal to 1.9051 Partnership common units (the “Exchange Ratio”).  All historical unit and per unit data has been adjusted to reflect the Exchange Ratio to give the effect of the Merger.

Glossary of Terms

Bbls	barrels
Bbl/d	barrels of oil per day
Bcf	one billion cubic feet of natural gas
Btu	one British thermal unit, an energy measurement
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Gal/d	gallons per day
Mcf	one thousand cubic feet of natural gas
Mcf/d	one thousand cubic feet of natural gas per day
MMBtu	million British thermal units, an energy measurement
MMBtu/d	one million British thermal units per day
MMcf	one million cubic feet of natural gas
MMcf/d	one million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	revenues less purchased product costs
NGL	natural gas liquids, such as propane, butanes and natural gasoline
Tcf	one trillion cubic feet of natural gas

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,000	$37,695
Trading securities	1,198	3,674
Available for sale securities	—	6,474
Receivables, net of allowances of $185 and $194, respectively	150,371	130,877
Inventories	7,029	30,328
Fair value of derivative instruments	16,138	9,441
Derivative premiums	3,238	—
Deferred income taxes	17,055	16,667
Other current assets	9,834	51,178
Total current assets	234,863	286,334

Property, plant and equipment, net	1,076,408	830,809

Other assets:
Investment in unconsolidated affiliates	69,710	58,709
Intangibles, net	710,131	326,722
Goodwill	37,724	—
Deferred financing costs, net of accumulated amortization of $1,397 and $8,206, respectively	12,049	13,428
Deferred contract cost, net of accumulated amortization of $1,092 and $1,014, respectively	2,158	2,236
Fair value of derivative instruments	15,046	5,414
Derivative premiums	12,161	717
Other long-term assets	326	326
Total other assets	859,305	407,552

Total assets	$2,170,576	$1,524,695

LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$138,308	$107,107
Accrued liabilities	91,497	79,869
Fair value of derivative instruments	73,891	77,426
Total current liabilities	303,696	264,402

Deferred income taxes	25,653	8,500
Fair value of derivative instruments	99,003	84,051
Long-term debt, net of discounts of $11,880 and $2,805, respectively	796,120	552,695
Other long-term liabilities	4,549	51,073
Non-controlling interest in consolidated subsidiary	—	524,583

Commitments and contingencies (Note 16)

Capital:
Common units, 50,876 and 22,861 units outstanding, respectively.	941,555	38,463
Accumulated other comprehensive income, net of tax	—	928

Total capital	941,555	39,391

Total liabilities and capital	$2,170,576	$1,524,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended March 31,
	2008	2007

Revenue:
Revenue	$285,042	$191,620
Derivative loss	(46,250)	(13,909)
Total revenue	238,792	177,711

Operating expenses:
Purchased product costs	154,935	122,057
Derivative gain related to purchased product costs	(31,997)	(1,627)
Facility expenses	22,666	12,495
Derivative gain related to facility expenses	(43)	(433)
Selling, general and administrative expenses	22,461	20,570
Depreciation	14,525	8,174
Amortization of intangible assets	6,849	4,168
Loss on disposal of property, plant and equipment	3	145
Accretion of asset retirement obligations	32	27
Total operating expenses	189,431	165,576

Income from operations	49,361	12,135

Other income (expense):
Earnings from unconsolidated affiliates	1,551	1,767
Interest income	514	2,396
Interest expense	(11,149)	(9,414)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,043)	(720)
Miscellaneous expense	(33)	(750)
Income before non-controlling interest in net income of consolidated subsidiary and provision for income tax	39,201	5,414
Non-controlling interest in net income of consolidated subsidiary	3,393	(3,960)
Income before provision for income tax	42,594	1,454

Provision for income tax (expense) benefit:
Current	(10,767)	(801)
Deferred	(12,676)	304
Total provision for income tax	(23,443)	(497)

Net income	$19,151	$957

Net income per common unit(1) (Note 14):
Basic	$0.55	$0.04
Diluted	$0.54	$0.04

Weighted average number of outstanding common units (1):
Basic	34,910	22,836
Diluted	35,185	22,943

Cash dividend declared per common unit (1)	$0.19	$0.17

(1)  All unit and per unit data has been adjusted to reflect the 1.9051 Exchange Ratio to give the effect to the redemption and merger between MarkWest Hydrocarbon, Inc. and MarkWest Energy Partners, L.P. on February 21, 2008 (see Note 3). The Partnership declared a distribution of $0.60 per common unit on April 24, 2008 for the period ended March 31, 2008 (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statement of Changes in Partners’ Capital and Comprehensive Income

(unaudited, in thousands)

	Common Units(1)	Partners’ Capital	Accumulated Other Comprehensive Income (loss)	Total
December 31, 2007	22,861	$38,463	$928	$39,391
Option exercises	98	375	—	375
Dividends paid	—	(4,338)	—	(4,338)
Share based compensation related to equity awards	—	1,705	—	1,705
APIC pool for excess tax benefits under SFAS 123R	—	717	—	717
Merger and Redemption:
Redemption of MarkWest Hydrocarbon, Inc. Common Stock	(7,458)	(240,513)	—	(240,513)
Conversion of restricted stock to phantom units in connection with the Merger of MarkWest Hydrocarbon, Inc and MarkWest Energy Partners, L.P.	(45)	—	—	—
Participation Plan liability settlement associated with the Merger of MarkWest Hydrocarbon, Inc. and MarkWest Energy Partners, L.P.	946	30,078	—	30,078
Purchase of minority interest of MarkWest Energy Partners, L.P.	34,474	1,095,917	—	1,095,917

Net income	—	19,151	—	$19,151
Realized loss on marketable securities	—	—	(928)	(928)
Comprehensive income	—	—	—	18,223
March 31, 2008	50,876	$941,555	$—	$941,555

(1)  All unit and per unit data has been adjusted to reflect the 1.9051 Exchange Ratio to give the effect to the redemption and merger between MarkWest Hydrocarbon, Inc. and MarkWest Energy Partners, L.P. on February 21, 2008 (see Note 3).

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$19,151	$957
Adjustments to reconcile net income to net cash provided by operating activities (net of acquisitions):
Depreciation	14,525	8,174
Amortization of intangible assets	6,849	4,168
Amortization of deferred financing costs and discount	1,043	720
Accretion of asset retirement obligation	32	27
Amortization of gas contract	78	78
Phantom unit compensation expense	1,128	959
Participation Plan compensation expense	4,271	7,591
Restricted stock compensation expense	75	199
Non-controlling interest in net income of consolidated subsidiary	(3,393)	3,960
Equity in earnings of unconsolidated affiliates	(1,551)	(1,767)
Distributions from equity investments	2,170	2,688
Unrealized (gain) loss on derivative instruments	(4,893)	16,708
Loss on sale of property, plant and equipment	3	145
Deferred income taxes	12,676	(752)
Gain on sale of available for sale securities	(1,238)	—
Loss on sale of trading securities	104	—
Net sales of trading securities	2,400	—
Other	(28)	—

Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(19,494)	(7,133)
Inventories	23,299	17,966
Other current assets and derivative premiums	38,106	1,405
Accounts payable and accrued liabilities	38,898	150
Other assets and derivative premiums	(11,444)	—
Other long-term liabilities	461	357
Net cash provided by operating activities	123,228	56,600

Cash flows from investing activities:
Additional acquisition costs	—	(46)
Equity investments and derivative premiums	(11,620)	—
Cash paid to settle GP liability	(21,210)	—
Cash paid in merger for MarkWest Hydrocarbon, Inc. Stock	(240,513)	—
Proceeds from sale of available for sale securities	6,226	—
Capital expenditures	(74,986)	(55,002)
Proceeds from sale of property, plant and equipment	8	15
Net cash flows used in investing activities	(342,095)	(55,033)

Cash flows from financing activities:
Proceeds from long-term debt	411,501	135,500
Payments of long-term debt	(159,001)	(85,500)
Payments for debt issuance costs, deferred financing costs and registration costs	(18,431)	(338)
Exercise of stock options	375	4
APIC pool for excess tax benefits under SFAS 123R	717	84
Payment of dividends	(4,338)	(3,598)
Distributions to MarkWest Energy, L.P. unitholders	(19,651)	(13,734)
Net cash flows provided by financing activities	211,172	32,418

Net (decrease) increase in cash	(7,695)	33,985
Cash and cash equivalents at beginning of year	37,695	48,844
Cash and cash equivalents at end of period	$30,000	$82,829

	Three months ended March 31,
	2008	2007

Supplemental disclosures of cash flow information:

Cash paid during the year for interest, net of amounts capitalized	$13,049	$11,930

Cash paid for income taxes	$302	$46

Supplemental schedule of non-cash investing and financing activities:

Accrued property, plant and equipment	$23,772	$7,606

Interest capitalized on construction in progress	$1,059	$1,176

Property, plant and equipment asset retirement obligation	$—	$142

Merger step-up of fair value	$605,182	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.
Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.                                     Organization and Basis of Presentation

MarkWest Energy Partners, L.P. (the “Partnership”) was formed on January 25, 2002, as a Delaware limited partnership. The Partnership is engaged in the gathering, transportation and processing of natural gas, the transportation, fractionation, marketing and storage of natural gas liquids, or NGLs, and the gathering and transportation of crude oil. The Partnership has extensive natural gas gathering, processing and transmission operations in the southwestern and Gulf Coast regions of the United States and is the largest natural gas processor in the Appalachian region.

On February 21, 2008, the Partnership completed the transactions contemplated by its plan of redemption and merger (the “Merger”) with MarkWest Hydrocarbon, Inc. (the “Corporation”) and MWEP, L.L.C., a wholly-owned subsidiary of the Partnership.   As a result of the Merger, MarkWest Hydrocarbon is now a wholly-owned subsidiary of the Partnership (see Note 3).  Unless otherwise indicated or the context otherwise requires, all references in this report to “MarkWest Energy Partners,” the “Partnership,” “us,” “our” or “we” are to MarkWest Energy Partners, L.P. Except as otherwise specified, references to “MarkWest Hydrocarbon” or “the Corporation” are to MarkWest Hydrocarbon, Inc.

The Merger was accounted for in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and related interpretations. The Merger was considered a downstream merger, whereby the Corporation was viewed as the surviving consolidated entity for accounting purposes rather than the Partnership, which is the surviving consolidated entity for legal purposes. As such, the Merger was accounted for in the Corporation’s condensed consolidated financial statements as an acquisition of non-controlling interest using the purchase method of accounting. Under this accounting method, the Partnership’s accounts, including goodwill, were adjusted to proportionately step up the book value of certain assets and liabilities. As a result, the historical and comparative condensed consolidated financial statements of the surviving legal entity are those of the Corporation, the accounting acquirer, rather than those of the Partnership, the legal acquirer.

The Partnership’s unaudited condensed consolidated financial statements include the accounts of all majority-owned or majority-controlled subsidiaries.  Equity investments in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown.  These adjustments are of a normal recurring nature.  In addition to reviewing these condensed consolidated financial statements and accompanying notes, you should also consult the audited financial statements and accompanying notes included in the Partnership’s December 31, 2007 Annual Report on Form 10-K and its Current Report filed on Form 8-K/A on March 14, 2008.  Finally, consider that results for the three months ended March 31, 2008, are not necessarily indicative of results for the full year 2008, or any other future period.

Goodwill

As a result of the Merger, goodwill was recorded on the Partnership’s balance sheet. The carrying value of goodwill was $37.7 million at March 31, 2008. Goodwill will be reviewed for impairment annually at November 30 or more frequently when events and circumstances occur indicating that the recorded goodwill may not be recoverable.  If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

2.                                     Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The Partnership adopted SFAS 157 on January 1, 2008 (see Note 4). On February 12, 2008 the FASB issued FASB Staff Position No. FAS 157-2 that defers the effective date of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a reoccurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Partnership deferred recognition of items including:

•                  Nonfinancial assets and liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

•                  Reporting units measured at fair value in the first and second steps of a goodwill impairment test as described in paragraphs 19 to 21 of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

•                  Indefinite lived intangible assets measured at fair value for impairment assessment under SFAS 142.

•                  Long-lived assets measured as fair value for impairment assessment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets (“SFAS 144”).

•                  Asset retirement obligations initially measured at fair value under SFAS No. 143, Accounting for Asset Retirement Obligations.

•                  Liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

The adoption of SFAS 157 had an effect of a $1.1 million decrease to fair value of derivative instruments liability, a decrease to Revenue - derivative loss of $0.4 million and an increase to derivative gain related to purchase product costs of $0.7 million.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective for the Partnership as of January 1, 2008. The adoption of SFAS 159 did not impact the Partnership’s condensed consolidated financial statements since the Partnership did not elect the fair value option.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces SFAS 141, Business Combinations. The statement provides for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the Partnership as of January 1, 2009 and do not allow early adoption. The Partnership is currently evaluating the impact of adopting SFAS 141R.

In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This statement provides that noncontrolling interests in subsidiaries held by parties other than the parent be identified, labeled and presented in the statement of financial position within equity, but separate from the parent’s equity. SFAS 160 states that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified on the consolidated statement of income. The statement provides for consistency regarding changes in parent ownership including when a subsidiary is deconsolidated. Any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value. The provisions of SFAS 160 are effective for the Partnership as of January 1, 2009 and do not allow early adoption. The Partnership is currently evaluating the impact of adopting SFAS 160.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 will be effective for the Partnership’s fiscal 2009 interim and annual consolidated financial statements.  The adoption of SFAS 161 is not expected to have a material impact on the Partnership’s condensed consolidated financial statements.

3.                                     Redemption and Merger

On February 21, 2008, the Partnership completed the transactions contemplated by its plan of redemption and merger with the Corporation and MWEP, L.L.C., a wholly-owned subsidiary of the Partnership. Under the Merger, the shareholders of the Corporation exchanged each share of Corporation common stock for consideration equal to 1.9051 Partnership common units (“Exchange Ratio”).  This Exchange Ratio was computed based on the stated consideration of 1.285 Partnership common units plus $20 in cash, or equivalent value.  In accordance with the merger agreement, the equivalent value was based on a Partnership common unit price of $32.25, which equals the average market price of Partnership common units for the ten day period ending three days prior to the closing date. Therefore, the $20.00 in cash is equivalent to 0.6201 Partnership common units  which results in a total Exchange Ratio of 1.9051 when combined with the other 1.285 units included in the stated consideration.  Subject to pro ration, the shareholders elected to receive this consideration either entirely in cash in the redemption, entirely in Partnership common units in the Merger, or in any combination of cash and Partnership common units with equivalent value.  The Corporation redeemed for $240.5 million in cash those shares of Corporation common stock electing to receive cash. Immediately after the redemption, the Partnership acquired the Corporation through a merger of MWEP, L.L.C. with and into the Corporation, pursuant to which all remaining shares of the Corporation’s common stock were converted into approximately 15.5 million Partnership common units. As a result of the Merger, the Corporation is a wholly owned subsidiary of the Partnership. In connection with the Merger, the incentive distribution rights in the Partnership, the 2% economic interest in the Partnership held by MarkWest Energy GP, L.L.C. (the “General Partner”) and the Partnership common units owned by the Corporation were exchanged for Partnership Class A Units. Contemporaneously with the closing of the transactions contemplated by the Merger, the Partnership separately acquired 100% of the Class B membership interests in the General Partner that had been held by current and former management and certain directors of the Corporation and the General Partner. Additionally, as a result of the merger and redemption, the Partnership assumed the 2006 Hydrocarbon Stock Incentive Plan and the 1996 Hydrocarbon Stock Incentive Plan (see Note 12).

Using the Exchange Ratio, the number of Corporation shares outstanding as of December 31, 2007 and activity through February 21, 2008 has been adjusted to the equivalent number of Partnership common units in the accompanying Condensed Consolidated Financial Statements. The following table illustrates these conversions (shares and units in thousands):

	Common	Exchange	Common
	Shares	Ratio	Units
Shares of Corporation Common Stock Outstanding at December 31, 2007	11,999.8	1.9051	22,861
Stock Option exercises in first quarter 2008, prior to merger	51.5	1.9051	98
Conversion of Restricted Shares to Partnership Phantom units	(23.8)	1.9051	(45)
Shares eligible for redemption or conversion to Partnership Units	12,027.5		22,914

Common shares tendered for redemption in cash	(3,914.5)	1.9051	(7,458)

Common shares tendered for conversion to Partnership common units	8,113.0	1.9051	15,456

Class A units represent limited partner interests in the Partnership and have identical rights and obligations of the Partnership common units except that Class A units (a) do not have the right to vote on, approve or disapprove, or otherwise consent to or not consent to any matter (including mergers, share exchanges and similar statutory authorizations) except as otherwise required by any non-waivable provision of law and (b) do not share in any cash and cash equivalents on hand, income, gains, losses, deductions and credits that are derived from or attributable to the Partnership’s ownership of, or sale or disposition of, the shares of MarkWest Hydrocarbon common stock.  Pursuant to Accounting Research Bulletin No. 51, Consolidated Financial Statements, the Class A units held by the Corporation and the General Partner are not treated as outstanding common units in the Condensed Consolidated Balance Sheet.

The total fair value of the non-controlling interest acquired was the number of non-controlling interest units outstanding on the date the Merger closed valued at the then current per unit market price of the Partnership common units of $31.79.   The following table shows the calculation of the purchase price of the Partnership ($ in thousands):

	Units	Dollars

Fair value of units held prior to merger	34,473,647	$1,095,917
Add: Direct costs of the Merger		7,964
		$1,103,881

Significant fair value estimates were required for the following assets and liabilities:

•                  Property, plant, and equipment- The fair value estimates for property, plant and equipment were based primarily on the cost approach, which considers both historical cost and replacement cost. Additionally, the Partnership estimated the remaining useful lives of the property, plant and equipment to ensure that the useful lives used for depreciation subsequent to the Merger are reasonable and consistent with the Partnership’s accounting policy.

•                  Intangible assets- The fair value estimates for customer relationships were based on a version of the income approach. The income approach involves estimating future cash flows from existing customer relationships and making provisions for a fair return on other recognized contributory assets. Key assumptions in the valuation include contract renewals, economic incentives to retain customers, historic volumes, current and future capacity in the gathering system, pricing volatility and the discount rate. The estimated useful life of the intangible assets was determined by assessing the estimated useful life of the other assets to which the contracts and relationships relate, likelihood of renewals, projected reserves, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.

•                  Long-term debt- The fair value of the Partnership’s Senior Notes was estimated using a high yield market price at which our debt was trading as of the date the Merger closed.

•                  Deferred finance costs- The deferred finance costs of the Partnership have no fair market value as of the date the Merger closed. Therefore 85.7% of these costs are written-off under the purchase method of accounting.

The remaining purchase price in excess of the fair values of the assets and liabilities acquired was recorded as goodwill. The values of certain assets and liabilities are preliminary, and are subject to adjustment as additional information is obtained. When the purchase price allocation is finalized, material adjustments to goodwill or intangibles may result which could impact depreciation and amortization expense.

The following table shows the preliminary purchase price allocation as of February 21, 2008 (in thousands):

	Original Net Book Value	Fair Value	85.7% Proportional Step-Up of Fair Value	Average Depreciable Life

Property, plant and equipment	$841,718	$1,050,434	$178,869	18
Intangible assets	324,326	779,703	390,258	18
Long-term debt	(581,642)	(570,775)	9,313	8
Deferred financing costs	12,815	—	(10,982)	8
Goodwill			37,724
Total Adjustments			605,182

Deferred income taxes	n/a	n/a	(3,598)
Non-controlling interest			502,297
Total Purchase Price			$1,103,881

n/a—Amounts represent the recognition of deferred tax liabilities related to temporary tax differences that are expected to reverse in future periods related to the proportional step-up of fair value due to the Merger.  No deferred tax liabilities related to goodwill were recognized as goodwill is not deductible for tax purposes.

4.                                     Fair Value

Fair Value Measurement

The Partnership adopted SFAS 157 on January 1, 2008.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 applies to all fair value measurements however the FASB deferred the effective date for certain nonfinancial assets and liabilities until January 1, 2009 (Note 2).  SFAS 157 applies principally to the Partnership’s derivative positions and trading securities at March 31, 2008.  Additional key provisions of the statement include:

•              Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•              Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•              Nullifies the guidance in Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Involved in Energy Trading and Risk Management Activities, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•              Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Firm’s creditworthiness when valuing liabilities; and

•              Expands disclosures about instruments measured at fair value.

Valuation Hierarchy

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•                  Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                  Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                  Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Following is a description of the valuation methodologies the Partnership used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Commodity Derivative Transactions

The Partnership utilizes a combination of fixed-price forward contracts, fixed-for-floating price swaps and options available in the over-the-counter (“OTC”) market, and futures contracts.  The Partnership’s derivative positions are valued using corroborated market data and internally developed models when observable market data is not available.  Commodity transactions based on crude oil and natural gas are considered Level 2 transactions as the pricing methodology include quoted prices for similar assets and liabilities and the Partnership can determine the prices are observable and do not contain Level 3 inputs that are significant to the measurement.  Natural gas liquid positions have significant unobservable market parameters and are normally traded less actively or have trade activity that is one way, and therefore are classified within Level 3 of the valuation hierarchy.

Trading Securities

Trading securities consist exclusively of auction rate securities as of March 31, 2008.  Quoted market prices are not available and these securities’ fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Considering observable market activity is not available for these securities, the securities are classified within Level 3 of the valuation hierarchy.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Partnership believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at March 31, 2008.

The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the condensed consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above, in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value in consolidated balance sheet
Assets:
Derivatives	$—	$46,278	$305	$46,583
Trading Securities	—	—	1,198	1,198
Total assets at fair value	$—	$46,278	$1,503	$47,781

Liabilities:
Derivatives	—	(155,918)	(16,976)	(172,894)
Total liabilities at fair value	$—	$(155,918)	$(16,976)	$(172,894)

Changes in Level 3 fair value measurements

The tables below include a rollforward of the balance sheet amounts for the three months ended March 31, 2008 (including the change in fair value) for financial instruments classified by the Partnership within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However,

Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fair value January 1, 2008	Total gains or losses (realized or unrealized) included in earnings		Purchases issuances and settlements	Transfers in or out of Level 3	Fair value March 31, 2008
Assets:
Derivatives	$111	$194	(a)	$—	$—	$305
Trading securities	3,674	(76	)(b)	(2,400)	—	1,198

Liabilities:
Derivatives	(36,828)	31,042	(a)	(11,190)	—	(16,976)

(a) Gains and losses are recorded in derivative (loss) gain in revenue, purchased product costs or facility expenses.

(b) Gains and losses recorded in miscellaneous expense.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  As of March 31, 2008, there were not any assets or liabilities to be measured at fair value on a nonrecurring basis.

5.                                     Marketable Securities

The following are the components of marketable securities (in thousands):

	Cost Basis	Net Unrealized Gains	Fair Value
March 31, 2008
Equity Securities:
Trading Securities	$1,198	$—	$1,198
Available for Sale Securities	—	—	—
	$1,198	$—	$1,198

	Cost Basis	Net Unrealized Gains (Losses)	Fair Value
December 31, 2007
Equity Securities:
Trading Securities	$3,698	$(24)	$3,674
Available for Sale Securities	4,988	1,486	6,474
	$8,686	$1,462	$10,148

                For the quarter ended March 31, 2008, the Partnership recognized an other than temporary loss of approximately $0.1 million on its trading securities.

                During the quarter ended March 31, 2008, the Partnership sold its available-for-sale securities and recognized a $1.2 million gain on sale, which has been recorded as part of miscellaneous expense in the accompanying Condensed Consolidated Statements of Operations.

6.                                     Current Assets

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Trade, net	$142,974	$121,099
Other	7,397	9,778
Total receivables	$150,371	$130,877

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Margin deposits	$—	$40,260
Prepaid fuel	8,529	1,605
Income tax receivable	—	3,212
Merger finance costs	217	857
Prepaid merger costs	—	3,914
Prepaid other	1,088	1,330
Total other current assets	$9,834	$51,178

7.                                     Intangible Assets and Goodwill

The Partnership’s intangible assets at March 31, 2008 and December 31, 2007, are comprised of customer contracts and relationships, as follows (in thousands):

Description	March 31, 2008	December 31, 2007
Southwest	$383,862	$148,488
Northeast	67,840	—
Gulf Coast	258,429	178,234
Total:	$710,131	$326,722

Amortization expense related to the intangible assets was $6.8 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively.

The purchase price in excess of the fair value of the minority interest in the net assets and liabilities of the Partnership at the time of the Merger between MarkWest Energy Partners and MarkWest Hydrocarbon is recorded as goodwill. In accordance with SFAS 142, goodwill is not amortized but instead tested annually for impairment.  As of March 31, 2008 goodwill was $37.7 million.  The Partnership did not have goodwill recorded prior to the Merger.

8.                                     Equity Investments

On March 1, 2008, the Partnership acquired a 20% interest in Centrahoma Processing, LLC (“Centrahoma”) for $11.6 million, which is accounted for under the equity method, with a right to acquire an additional 20% interest under certain circumstances (see Note 18). Centrahoma  will own certain processing plants in the Arkoma basin. In addition, the Partnership signed agreements to dedicate certain acreage in the Woodford Shale play to Centrahoma through March 1, 2018.  The Partnership’s share of Centrahoma’s income was near zero for the three months ended March 31, 2008.

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

	Three months ended March 31,
	2008	2007
Revenues	$7,721	$8,513
Operating income	2,870	3,912
Net income	3,173	3,678

9.                                     Asset Retirement Obligation

The following is a reconciliation of the changes in the asset retirement obligation from December 31, 2007 to March 31, 2008 (in thousands):

Asset retirement obligation as of December 31, 2007	$1,635
Accretion expense	32
Asset retirement obligation as of March 31, 2008	$1,667

At March 31, 2008, and December 31, 2007, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation has been recorded as part of other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

10.                              Long-Term Debt

Debt is summarized below (in thousands):

	March 31,	December 31,
	2008	2007
Credit Facility
Revolver facility, 7.09% interest at December 31, 2007, retired February 2008	$—	$55,500
Revolver facility, 4.87% interest, due February 2013	83,000	—
Term loan, 5.75% interest, due February 2013	225,000	—

Senior Notes
Senior Notes, 6.875% interest, net of discount of $10,908 and $0, respectively, due November 2014	214,092	225,000
Senior Notes, 8.5% interest, net of discount of $972 and $2,805, respectively, due July 2016	274,028	272,195
Total long-term debt	$796,120	$552,695

Credit Facility

On February 20, 2008, the Partnership entered into a new credit agreement (“Partnership Credit Agreement”). The Partnership Credit Agreement provides for a maximum lending limit of $575.0 million through February 2013. The Partnership Credit Agreement includes a senior secured revolving facility of $350.0 million (that under certain circumstances can be increased to $550.0 million) and a $225.0 million term loan, both of which can be repaid at any time without penalty.  The Partnership retired the term loan in April 2008 (see Note 18).  The credit facility is guaranteed and collateralized by substantially all of the Partnership’s assets and those of its wholly-owned subsidiaries. Initial borrowings under the revolving facility portion of Partnership Credit Agreement were used to finance other payments under the Merger and outstanding amounts due on the old partnership credit facility revolver of $67.0 million. The Partnership

Credit Agreement required the payment of $10.5 million in deferred financing costs. As of March 31, 2008, the Partnership had approximately $217.0 million of available borrowings under the credit facility, including outstanding letters of credit.  The Partnership completed  a public equity offering and a private placement of senior notes in April 2008 and used a portion of the proceeds to retire the term loan and pay-down the revolving portion of the Partnership Credit Agreement.  As of May 9, 2008, the Partnership had available borrowings under the credit facility of $295.0 million, including outstanding letters of credit of $55.0 million (see Note 18).

The borrowings under the Partnership Credit Agreement bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on the London Inter Bank Offering Rate (“LIBOR”); however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5-1%, and b) a rate set by the Partnership Credit Agreement’s administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership’s Consolidated Funded Debt (as defined in the Partnership Credit Agreement) to Adjusted Consolidated EBITDA (as defined in the Partnership Credit Agreement), ranging from 0.50% to 1.25% for Base Rate loans, and 1.50% to 2.25% for LIBOR loans. The basis points will increase by 0.50% during any period (not to exceed 270 days) where the Partnership makes an acquisition for a purchase price in excess of $50.0 million. The Partnership will incur a commitment fee on the unused portion of the credit facility at a rate between 30.0 and 50.0 basis points based upon the ratio of consolidated senior debt (as defined in the Partnership Credit Agreement) to consolidated EBITDA (as defined in the Partnership Credit Agreement). As of March 31, 2008, the interest rate for borrowings under the Partnership Credit Agreement was LIBOR plus 1.50%.  For the three months ended March 31, 2008, the weighted average interest rate on the Partnership Credit Agreement was 5.52%.

Senior Notes

At March 31, 2008, the Partnership and its wholly-owned subsidiary, MarkWest Energy Finance Corporation (“MarkWest Finance”), have two series of senior notes outstanding; $225.0 million principal at a fixed rate of 6.875% due in November 2014 (the “2014 Notes”), recorded at $214.1 million, net of unamortized discount of $10.9 million, and $ 275.0 million, recorded at $274.0, net of unamortized discount of $1.0 million, at a fixed rate of 8.5% due in July 2016 (the “2016 Notes” and together the “Senior Notes”).  The estimated fair value of the Senior Notes was approximately $489.7 million and $499.8 million at March 31, 2008 and December 31, 2007, respectively, based on quoted market prices.

The Partnership has no independent operating assets or operations.  All wholly-owned subsidiaries guarantee the Senior Notes jointly and severally and fully and unconditionally.  The notes are senior unsecured obligations equal in right of payment with all of the Partnership’s existing and future senior debt.  These notes are senior in right of payment to all of the Partnership’s future subordinated debt but effectively junior in right of payment to its secured debt to the extent of the assets securing the debt, including the Partnership’s obligations in respect of the Partnership Credit Agreement.

The indentures governing the Senior Notes limit the activity of the Partnership and its restricted subsidiaries.  Subject to compliance with certain covenants, the Partnership may issue additional notes from time to time under the indentures pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

11.                              Income Taxes

The Partnership is not a taxable entity for federal income tax purposes. As such, the Partnership does not directly pay federal income tax. The Partnership’s taxable income or loss, which may vary substantially from the net income or loss reported in the Condensed Consolidated Statements of Operations, is includable in the federal income tax returns of each partner. The Partnership is, however, a taxable entity under certain state jurisdictions.  Pursuant to the Merger, the Partnership owns 100% of the Corporation, which is a tax paying entity for both federal and state purposes.

The Partnership and the Corporation account for income taxes under the asset and liability method pursuant to SFAS 109, Accounting for Income Taxes (“SFAS 109”).  Under SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and, if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

The Partnership and the Corporation base the effective tax rate for interim periods on the estimated annual effective tax rate. The Corporation pays tax on its share of the Partnership’s income or loss as a result of its ownership of Class A units.  As a result, the Corporation will have a tax provision related to the ownership of the Class A units without having recognized any book income from those units.

The income tax provision totaled $23.4 million for the three months ended March 31, 2008, resulting in an effective tax rate of 55.04%. The 2008 estimated annual effective income tax rate varies from the statutory rate mostly due to treatment of the Class A units as discussed above and the write-off of certain deferred tax assets that as an indirect result of the Merger will no longer be realized.

A reconciliation of the provision for income tax expense and the amount computed by applying the federal statutory rate of 35% to the income before income taxes for the three-month ended March 31, 2008 is as follows (in thousands):

	Corporation	Partnership	Eliminations	Consolidated

Income before taxes	$40,392	$4,901	$(2,699)	$42,594

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	14,138	—	—	14,138
Permanent items	30	—	—	30

State income taxes net of federal benefit	1,029	63	—	1,092
Provision on income from Class A units	917	—	—	917
Write-off of deferred income tax assets	7,471	—	—	7,471
Other	(205)	—	—	(205)
Provision for income taxes	$23,380	$63	$—	$23,443

12.                              Incentive Compensation Plans

As of March 31, 2008, the Partnership had four share-based compensation plans which are administered by the Compensation Committee of the General Partner’s board of directors (“Compensation Committee”).  Compensation expense is recognized under SFAS No. 123R, Share-Based Payment (“SFAS 123R”).

Share-based compensation plan	Plan qualification under SFAS 123R	Further awards authorized for issuance under plan
2008 Long-Term Incentive Plan (“2008 LTIP”)	Equity awards	Yes
2006 Hydrocarbon Stock Incentive Plan (“2006 Hydrocarbon Plan”)	Equity awards	No
Long-Term Incentive Plan (“2002 LTIP”)	Liability awards	No
1996 Hydrocarbon Stock Incentive Plan (“1996 Hydrocarbon Plan”)	Equity awards	No

Compensation Expense

Total compensation expense for share-based pay arrangements was as follows (in thousands):

	Three months ended March 31,
	2008	2007
Phantom units	$1,998	$959
Distribution equivalent rights	97	64
Restricted stock	75	199
General partner interests under Participation Plan	5,196	8,119
Total compensation expense	$7,366	$9,341

A distribution equivalent right is a right, granted in tandem with a specific phantom unit, to receive an amount in cash equal to, and at the same time as, the cash distributions made by the Partnership with respect to a unit during the period such phantom unit is outstanding.

Compensation expense under the share-based compensation plans has been recorded as either Selling, general and administrative expenses or Facility expenses in the accompanying Consolidated Statements of Operations.

As of March 31, 2008, total compensation expense not yet recognized related to the unvested awards under the 2008 LTIP, 2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan was approximately $26.4 million, with a weighted average remaining vesting period of approximately 1.8 years.  Total compensation expense not yet recognized related to unvested awards under the 2002 LTIP was approximately $2.9 million, with a weighted-average remaining vesting period of approximately 1.6 years.   The actual compensation expense recognized for awards under the 2002 LTIP may differ as they qualify as liability awards under SFAS 123R, which are affected by changes in fair value.

2008 LTIP

The 2008 LTIP was approved by unitholders on February 21, 2008.  The 2008 LTIP provides 2.5 million common units for issuance to the Corporations’s employees and affiliates as share-based payment awards.  The 2008 LTIP was created to attract and retain highly qualified officers, directors, and other key individuals and to motivate them to serve the General Partner and to expend maximum effort to improve the business results and earnings of the Partnership and its affiliates.  Awards authorized under the 2008 LTIP include unrestricted units, restricted units, phantom units, distribution equivalent rights, and performance awards to be granted in any combination.

Upon the closing of the Merger, 765,000 phantom units were granted to senior executives and other key employees under the 2008 LTIP. The phantom units vest on a time-based and performance-based schedule over a three year period. Forty percent, or 306,000 phantom units, of the total individual grant is based on continuing employment over the three-year vesting period, and sixty percent, or 459,000 phantom units, of the total individual grant is performance-based. As of March 31, 2008, there were 459,000 phantom units outstanding, with a grant date fair value of $14.6 million, containing performance vesting criteria (“performance units”).  Vesting of these units occurs if the Partnership achieves established performance goals determined by the Compensation Committee.  In accordance with the provisions of SFAS 123R, Management will conduct a quantitative analysis on an ongoing basis to assess the probability of meeting the established performance goals.  Based on a quantitative analysis conducted during the first quarter, approximately $0.4 million of the grant date fair value was included in phantom unit compensation expense for the performance units expected to vest.

2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan

On February 21, 2008, the 25,897 outstanding shares of restricted stock held by 43 employees granted under the 2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan were converted to 49,354 phantom units, pursuant to the terms of the redemption and merger agreement.  The conversion qualified as a modification in accordance with SFAS 123R, requiring the Partnership to compare the grant date fair value of the original awards with the converted awards.  As a result of the comparison, the Partnership determined that the fair value of the awards had increased by $0.5 million.  Approximately $0.4 million of the fair value was expensed in the first quarter; the remaining $0.1 million will be amortized as compensation expense over the remaining vesting period.  The converted phantom unit awards will remain outstanding under the terms of the 2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan until their respective settlement dates.

Summary of Equity Awards

Under SFAS 123R, awards under the 2008 LTIP, 2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan qualify as equity awards. Accordingly, the fair value is measured at the grant date and is based on the market price of the Partnership’s common units.  The associated compensation expense related to service-based awards is recognized over the requisite service period, reduced for an estimate of expected forfeitures.  Compensation expense related to performance units is recognized when probability of vesting is established as discussed above.  The phantom units, with exception of performance based awards, generally vest equally over a three year period.  A phantom unit entitles an employee to receive a common unit upon vesting.  The Partnership generally issues new common units upon the vesting of a phantom unit.  During the quarters ended March 31, 2008 and 2007, the Partnership received no proceeds for issuing phantom units, and there were no cash settlements.

The following is a summary of phantom unit activity under the 2008 LTIP, 2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2007	—	$—
Granted (1)	891,685	31.84
Vested	(3,936)	31.79
Forfeited	—	—
Unvested at March 31, 2008	887,749	31.84

(1) Includes 49,354 restricted shares converted to phantom units pursuant to the terms of the redemption and merger agreement.

	Three months ended March 31,
	2008	2007

Weighted-average grant-date fair value of phantom units or restricted stock granted during the period	$28,390,938	$821,840

Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	125,125	147,605

2002 LTIP

As of March 31, 2008, there were 148,743 phantom units outstanding under the 2002 LTIP; no additional awards will be made under the plan.  The phantom units awarded under the 2002 LTIP are classified as liability awards under SFAS 123R.  Accordingly, the fair value of the outstanding awards is remeasured at the end of each reporting period based on the market price of the Partnership’s common units.  The fair value of the phantom units awarded is amortized into earnings as compensation expense over the vesting period, which is generally three years.  A phantom unit entitles an employee to receive a common unit upon vesting, or at the discretion of the Compensation Committee, cash equivalent to the value of a common unit.  The Partnership generally issues new common units upon the vesting of a phantom unit.  During the quarters ended March 31, 2008 and 2007, the Partnership received no proceeds (other than the contributions by the General Partner to maintain its 2% ownership interest) for issuing phantom units.  None of the phantom units that vested were redeemed by the Partnership for cash.

The following is a summary of phantom unit activity under the 2002 LTIP:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2007	125,250	$27.42
Granted	78,540	34.00
Vested	(55,047)	25.89
Forfeited	—	—
Unvested at March 31, 2008	148,743	31.46

	Three months ended March 31,
	2008	2007
Weighted-average grant-date fair value of phantom units granted during the period	$2,670,360	$1,486,074

Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$1,871,598	$1,261,750

Participation Plan

The interests in the Partnership’s General Partner sold by the Corporation to certain directors and employees were referred to as the Participation Plan.  The Participation Plan was considered a compensatory arrangement and under SFAS 123R, the General Partner interests were classified as liability awards.  As a result, the Corporation was required to calculate the fair value of the General Partner interests at the end of each period.  As of March 31, 2008 and December 31, 2007, the Participation Plan liability was $0.0 and  $47.0 million, respectively, and was recorded in Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

On February 21, 2008, all of the outstanding interests in the General Partner were exchanged for a combination of 0.9 million common units with a fair value of approximately $30.1 million and approximately $21.2 million in cash.  The exchange was accounted for as the settlement of a share based payment liability under SFAS 123R.

Hydrocarbon Stock Options

On or before February 21, 2008, the remaining 51,509 Hydrocarbon stock options outstanding were exercised or deemed exercised with a weighted average exercise price of $7.21.  The Corporation received proceeds of approximately $0.4 million from the exercise of all the remaining options.  The intrinsic value of the options exercised during the period was approximately $2.9 million.  There were no options outstanding as of March 31, 2008.  Of the 51,509 options exercised during the quarter ended March 31, 2008, 50,392 options were exercised and issued for cash, compared to 1,117 exercised and 1,079 issued using a broker-assisted cashless exercise.

During the quarter ended March 31, 2007, 679 options were exercised with a weighted average exercise price of $6.79.  The intrinsic value of the options exercised during the period was $35,425.  The Corporation received proceeds of approximately $0.1 million for the exercise of these options.  Of the 679 options exercised during the quarter ended March 31, 2007, 679 were exercised and issued for cash.

APIC Pool

At the adoption of SFAS 123R, the Partnership elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of share-based compensation awards that were outstanding upon adoption of SFAS 123R.  APIC is reported as Common Units in the accompanying Condensed Consolidated Balance Sheets as a result of the Merger.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. The company recognized $0.7 million and less than $0.1 million, for the three months ended March 31, 2008 and 2007, respectively, related to excess tax benefits realized from the exercise of stock options.

13.                              Derivative Financial Instruments

Commodity Instruments

The Partnership’s primary risk management objective is to reduce downside volatility in its cash flows arising from changes in commodity prices related to future sales or purchases of natural gas, NGLs and crude oil. Swaps and futures contracts may allow the Partnership to reduce downside volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership’s sales or purchases of physical product.  While management largely expects realized derivative gains and losses to be offset by increases or decreases in the value of physical sales and purchases, the Partnership will experience volatility in reported earnings due to the recording of unrealized gains and losses on derivative positions that will have no offset.  The Partnership’s non-trading commodity derivative instruments are recorded at fair value in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.  Accordingly, the volatility in any given period related to unrealized gains or losses can be significant to the overall financial results of the Partnership; however, management ultimately expects those gains and losses to be offset when they become realized.  The Partnership does not have any trading derivative financial instruments.

Because of the strong historical correlation between NGL prices and crude oil prices and limited liquidity in the NGL financial market, the Partnership uses crude oil derivative instruments to manage NGL price risk.  As a result of these transactions, the Partnership has mitigated a significant portion of its expected commodity price risk with agreements expiring at various times through the fourth quarter of 2011.  The margins earned from condensate sales are directly correlated with crude oil prices.  The Partnership has a committee comprised of the senior management team that oversees all of the risk management activity and continually monitors the risk management program and expects to continue to adjust its financial positions as conditions warrant.

To manage its commodity price risk, the Partnership utilizes a combination of fixed-price forward contracts, fixed-for-floating price swaps, options available in the over-the-counter (“OTC”) market, and futures contracts.  The Partnership enters into OTC swaps with financial institutions and other energy company counterparties.  Management conducts a standard credit review on counterparties and has agreements containing collateral requirements where deemed necessary.  The Partnership uses standardized agreements that allow for offset of positive and negative exposures.  Due to the timing of purchases and sales, direct exposure to price volatility may result because there is no longer an offsetting purchase or sale that remains exposed to market pricing.  Through marketing and derivative activities, direct price exposure may occur naturally or the Partnership may choose direct exposure when it is favorable as compared to the frac spread risk.

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

The Partnership values its derivative instruments and estimates fair value as discussed in Note 4.  The impact of the Partnership’s commodity derivative instruments on financial position are summarized below (in thousands):

	March 31, 2008	December 31, 2007

Derivative premiums:
Current asset	$3,238	$—
Noncurrent asset	12,161	717
Fair value of derivative instruments:
Current asset	16,138	9,441
Noncurrent asset	15,046	5,414
Current liability	(73,891)	(77,426)
Noncurrent liability	(99,003)	(84,051)
Net derivative payable	$(126,311)	$(145,905)

The Partnership has recorded premium payments relating to certain derivative option contracts. The premiums allowed the Partnership to secure specific pricing on those contracts.  The payment is recorded as an asset and is amortized as a reduction to revenue as the puts expire or are exercised.

The Partnership accounts for the impact of its commodity derivative instruments as either a component of revenue or purchased product costs.  The Partnership has a contract which creates a floor on the frac spread which can be realized on a specific volume purchased.  Gains and losses from this contract are recorded as a component of purchased product costs.  The Partnership also has a contract allowing it to fix a component of the price of electricity at one of its plant locations.  Gains and losses from the contract are recognized as a component of facility expenses.

The impact of the Partnership’s commodity derivative instruments on the results of operations reported in the accompanying Condensed Consolidated Statements of Operations are summarized below (in thousands):

	Three months ended March 31,
	2008	2007
Derivatives:
Realized (loss) gain - revenue	$(18,959)	$5,261
Unrealized loss - revenue	(27,291)	(19,170)

Realized loss - purchased product costs	(144)	(402)
Unrealized gain - purchased product costs	32,141	2,029

Unrealized gain - facility expenses	43	433

Total derivative loss	$(14,210)	$(11,849)

14.                              Earnings Per Unit

Basic and diluted income per common unit is computed in accordance with SFAS 128, Earnings per Share. Basic income per common unit is computed by dividing net income attributable to common unit holders by the weighted average number of common units outstanding.

All unit and per unit data has been adjusted to reflect the Exchange Ratio to give the effect to the Merger (see Note 3). The following is a reconciliation of the Corporation common stock adjusted to reflect comparable units as a result of the Merger (in thousands):

	Adjusted for merger	As previously reported
Weighted average common units and shares of common stock, respectively, outstanding during the period	22,836	11,987
Effect of dilutive instruments	107	56
Weighted average common units and shares of common stock, respectively outstanding during the period including the effects of dilutive instruments	22,943	12,043

The following table shows the computation of basic and diluted earnings per common unit, for the three months ended March 31, 2008 and 2007, and the weighted-average units used to compute diluted net income per unit (in thousands, except per unit data):

	Three months ended March 31,
	2008	2007

Net income	$19,151	$957

Weighted average common units outstanding during the period	34,910	22,836
Effect of dilutive instruments	275	107

Weighted average common units outstanding during the period including the effects of dilutive instruments	35,185	22,943

Net income per unit and share, respectively
Basic	$0.55	$0.04
Diluted	$0.54	$0.04

15.                              Distribution to Unitholders and Dividends to Shareholders

On April 24, 2008, the Partnership declared a cash distribution of $0.60 per common unit, totaling $34.0 million, for the quarter ended March 31, 2008.  As a result of the Merger on February 21, 2008, the general partner interests and general partner incentive distribution rights were eliminated.  No further distributions will be made to the general partner or to the general partner incentive distribution rights.  The distribution will be paid on May 15, 2008, to unitholders of record as of May 5, 2008.  The ex-dividend date was May 1, 2008.

On January 25, 2008, the Corporation declared a quarterly cash dividend of $0.36 per share of its common stock. Adjusting for the Exchange Ratio of 1.9051, the dividend declared is equivalent to $0.19 per common unit. This represents no change from the third quarter of 2007.  The dividend was paid on February 15, 2008 to stockholders of record as of the close of business on February 8, 2008.  The ex-dividend date was February 6, 2008.

16.                              Commitments and Contingencies

Legal

The Partnership is subject to a variety of risks and disputes, and is a party to various legal proceedings in the normal course of its business. The Partnership maintains insurance policies in amounts and with coverage and deductibles as it believes reasonable and prudent. However, the Partnership cannot assure that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect the Partnership from all material expenses related to future claims for property loss or business interruption to the Partnership, or for third-party claims of personal and property damage, or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, Management is of the opinion that appropriate provisions and accruals for potential losses associated with all legal actions have been made in the condensed consolidated financial statements.

In June 2006, the Office of Pipeline Safety (“OPS”) issued a Notice of Probable Violation and Proposed Civil Penalty (“NOPV”) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by a subsidiary, MarkWest Energy Appalachia, LLC. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1,070,000. An administrative hearing on the matter, previously set for the last week of March 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to respond to a motion to dismiss one of the counts of violations, which involves $825,000 of the $1,070,000 proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest’s leasing and operation of the pipeline. MarkWest believes it has viable defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline was out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages. The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it would ultimately recover under the policies.  The Defendant insurance companies and MarkWest had each filed separate summary judgment motions in the action.  On April 23, 2008, the Court issued an order granting Defendant insurance companies’ motion for summary judgment.  The Partnership is evaluating its options for appeal of this decision, which it believes is in error, both legally and factually.

With regard to the Partnership’s Javelina facility, MarkWest Javelina is a party with numerous other defendants to several lawsuits brought by various plaintiffs who had residences or businesses located near the Corpus Christi industrial area, an area which included the Javelina gas processing plant, and several petroleum, petrochemical and metal processing and refining operations. These suits, Victor Huff v. ASARCO Incorporated, et al. (Cause No. 98-01057-F, 214th Judicial Dist. Ct., County of Nueces, Texas, original petition filed in March 3, 1998); Jason and Dianne Gutierrez, individually and as representative of the estate of Sarina Galan Gutierrez (Cause No. 05-2470-A, 28th Judicial District, severed May 18, 2005, from the Gonzales case cited above); and Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005), set forth claims for wrongful death, personal injury or property damage, harm to business operations and nuisance type claims, allegedly incurred as a result of operations and emissions from the various industrial operations in the area or from products Defendants allegedly manufactured, processed, used, or distributed. The actions have been and are being vigorously defended, and based on initial evaluation and consultations, it appears at this time that these actions should not have a material adverse impact on the Partnership’s financial position or results of operations.

In the ordinary course of business, the Partnership is a party to various other legal actions. In the opinion of Management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

17.                              Segment Information

The Partnership classifies its businesses into three reportable segments:  Southwest, Gulf Coast and Northeast. Operating segments are defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding where to allocate resources and in assessing performance.  The Partnership’s chief operating decision maker is the Chief Executive Officer (“CEO”).  The CEO reviews the Partnership’s discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operation.  Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a geographical basis.  The Southwest business unit is engaged in the gathering, processing and transmission of natural gas in Texas, Oklahoma, New Mexico, Louisiana and Mississippi.  The Gulf Coast segment is engaged in the gathering, processing, and fractionation of refinery off-gas in Corpus Christi, Texas.   The Northeast segment is mainly engaged in the transportation, fractionation, marketing and storage of natural gas liquids in the Appalachian Basin but also includes the Partnership’s operations in Michigan.

As a result of the Merger, segment information for the three months ended March 31, 2007 has been recast.

Items below Income from operations, in our Condensed Consolidated Statement of Operations, certain compensation expense and any unrealized gains (losses) from derivative instruments are not allocated to individual business segments.  The tables below present information about operating income for the reported segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Southwest	Northeast	Gulf Coast	Total
Three months ended March 31, 2008:
Revenue	$158,076	$103,804	$23,162	$285,042

Operating expenses:
Purchased product costs	92,638	62,297	—	154,935
Facility expenses	13,875	4,782	3,827	22,484
Operating income before items not allocated to segments	$51,563	$36,725	$19,335	$107,623

Capital Expenditures	$50,862	$4,993	$19,131	$74,986

As of March 31, 2008
Total segment assets	$1,195,493	$223,794	$550,386	$1,969,673
Assets not allocated to segments:
Fair value of derivatives				31,184
Derivative premiums				15,399
Goodwill				37,724
Investment in unconsolidated affiliates				69,710
Other(1)				46,886
Total assets				$2,170,576

(1) Includes certain cash and cash equivalents, corporate fixed assets, insurance receivable and other assets not allocated to segments.

	Southwest	Northeast	Gulf Coast	Total
Three months ended March 31, 2007:
Revenue	$100,605	$76,156	$14,859	$191,620

Operating expenses:
Purchased product costs	67,331	54,726	—	122,057
Facility expenses	9,363	4,034	(902)	12,495

Operating income before items not allocated to segments	$23,911	$17,396	$15,761	$57,068

Capital Expenditures	$53,204	$292	$1,506	$55,002

As of December 31, 2007:
Total segment assets	$780,640	$186,911	$392,937	$1,360,488
Assets not allocated to segments:
Fair value of derivatives				14,855
Derivative premiums				717
Investment in unconsolidated affiliates				58,709
Other(1)				89,926
Total assets				$1,524,695

(1) Includes certain cash and cash equivalents, corporate fixed assets, insurance receivable and other assets not allocated to segments.

The following is a reconciliation of operating income before items not allocated to segments to net income before provision for income tax expense and non-controlling interest (in thousands):

	Three months ended March 31,
	2008	2007

Total segment revenue	$285,042	$191,620
Derivative loss not allocated to segments	(46,250)	(13,909)
Total revenue	$238,792	$177,711

Operating income before items not allocated to segments	$107,623	$57,068
Derivative loss not allocated to segments	(14,210)	(11,849)
Compensation expense included in facility expenses not allocated to segments	(182)	—
Selling, general and administrative expenses	(22,461)	(20,570)
Depreciation	(14,525)	(8,174)
Amortization of intangible assets	(6,849)	(4,168)

Loss on disposal of property, plant and equipment	(3)	(145)

Accretion of asset retirement and lease obligations	(32)	(27)
Income from operations	49,361	12,135

Earnings from unconsolidated affiliates	1,551	1,767
Interest income	514	2,396
Interest expense	(11,149)	(9,414)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,043)	(720)
Miscellaneous expense	(33)	(750)
Income before non-controlling interest in net income of consolidated subsidiary and provision for income tax	$39,201	$5,414

18.                              Subsequent Events

Public Offering

On April 14, 2008 the Partnership completed a public offering of 5.75 million newly issued common units, which included the exercise of the over allotment option by the underwriters, representing limited partner interests at a purchase price of $31.15 per common unit.  Net proceeds of approximately $171.3 million will be used to partially fund the Partnership’s 2008 capital expenditure requirements; pending that use, the Partnership applied a portion of the net proceeds to pay down borrowings under its revolving credit facility.

Private Placement of Senior Notes

On April 15, 2008 the Partnership and its wholly-owned subsidiary, MarkWest Energy Finance Corporation, completed a private placement of $400 million in aggregate principal amount of 8.75% senior notes due 2018 to qualified institutional buyers under Rule 144A (the “2018 Notes”).  The Partnership received approximately $388.1 million, after deducting initial purchasers’ discounts and the estimated expenses of the offering.   The Partnership intends to use approximately $175.0 million of the net proceeds from the offering to partially fund its 2008 capital expenditure requirements and the remaining net proceeds were used to repay the $225.0 million term loan entered into on February 20, 2008.  Additionally, on May 1, 2008, the Partnership completed the placement of an additional $100.0 million pursuant to the indenture to the 2018 Notes (“Indenture”).  The Partnership received approximately $100.4 million, after including initial purchasers’ premium and the estimated expenses of the offering. The notes issued in this offering and the notes issued on April 15, 2008 will be treated as a single class of debt securities under the Indenture.

The Indenture restricts the Partnership’s ability and the ability of certain of its subsidiaries to: (i) borrow money; (ii) pay distributions or dividends on equity or purchase, redeem or otherwise acquire equity; (iii) make investments; (iv) use assets as collateral in other transactions; (v) enter into sale and leaseback transactions; (vi) sell certain assets or merge with or into other companies; (vii) enter into transactions with affiliates; and (viii) engage in unrelated businesses. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2018 Notes are rated investment grade by both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services and no default (as defined in the Indenture) has occurred and is continuing, many of such covenants will terminate and the Partnership and its subsidiaries will cease be subject to such covenants.

Equity Investment

On May 9, 2008, the Partnership agreed to acquire an additional 20% interest in Centrahoma for $12.0 million.  The purchase increases the Partnership’s ownership to 40%.

Insurance Recovery

In April 2008 the Partnership settled its remaining insurance claims for both business interruption and property damage to Starfish resulting from Hurricanes Rita and Katrina in 2005.  The Partnership expects to receive approximately $1.8 million of proceeds from these claims that has not previously been recorded through March 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) contains statements that are forward-looking and should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors.

Recent Developments

On February 21, 2008, the Partnership completed the transactions contemplated by its plan of redemption and merger with the Corporation and MWEP, L.L.C., a wholly-owned subsidiary of the Partnership. Pursuant to this agreement, the Corporation redeemed for cash approximately 3.9 million shares of its common stock, which we refer to as the “redemption,” followed immediately by a merger, pursuant to which all remaining shares of the Corporation common stock were converted into Partnership common units, which we refer to as the “Merger.” As a result of the Merger, the Corporation is a wholly-owned subsidiary of the Partnership. In connection with the merger and redemption, the incentive distribution rights in the Partnership, the 2% economic interest in the Partnership held by MarkWest Energy GP, L.L.C. (the “General Partner”) and the Partnership common units owned by the Corporation were exchanged for Partnership Class A Units. Contemporaneously with the closing of the transactions contemplated by the Merger, the Partnership separately acquired 100% of the Class B membership interests in the General Partner that had been held by current and former management and certain directors of the Corporation and the General Partner for approximately $21.2 million in cash and 0.9 million Partnership common units. The Corporation paid to its stockholders approximately $240.5 million in cash in the redemption and the Partnership issued to the Corporation’s stockholders approximately 15.5 million Partnership common units in the Merger. As a result of the merger and redemption, the Corporation owns approximately 31% of the Partnership through the Class A units, which are not treated as outstanding units for purposes of GAAP purposes. Please refer to Note 3 of the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further information about the merger and redemption and related subsequent events.

We expect the merger and redemption to offer the following advantages:

•                  eliminates the incentive distribution rights in the Partnership (see Notes to the Consolidated Financial Statements included in Item 8 of our Form 10-K for the year ended December 31, 2007, for information on the incentive distribution rights), which will substantially lower our cost of equity capital;

•                  enhances the Partnership’s ability to compete for new acquisitions;

•                  improves the returns to the Partnership unitholders from the Partnership’s expansion projects following the redemption and merger;

•                  will be accretive to the Partnership’s distributable cash flow per common unit; and

•                  significantly reduces the costly duplication of services required to maintain two public companies.

The elimination of the incentive distribution rights increases cash available to be distributed to common unitholders. Please refer to “Distributions of Available Cash” in Part II, Item 5 of our Form 10-K for the year ended December 31, 2007, for further information. In addition, the Partnership will also be able to distribute available cash from the Corporation after the Corporation pays taxes on its portion of the earnings from its ownership of the Partnership Class A Units. Despite the additional interest expense from borrowings needed to complete the merger and redemption, we expect the cash available to distribute to common unitholders to increase in total and on a per common unit basis.

Overview

We are a growth-oriented master limited partnership engaged in the gathering, transportation and processing of natural gas, the transportation, fractionation, marketing and storage of natural gas liquids, and the gathering and transportation of crude oil. We have extensive natural gas gathering, processing and transmission operations in the southwestern and Gulf Coast regions of the United States and are the largest natural gas processor in the Appalachian region. Our primary strategy is to expand our asset base through organic growth projects and selective acquisitions that are accretive to our cash available for distribution.

To better understand our business and the results of operations discussed below, it is important to have an understanding of three factors:

•                                          management’s use of net operating margin (a non-GAAP measure, see below for reconciliation);

•                                          the nature of the contracts from which we derive our revenue; and

•                                          our acquisition activity and strategy.

Net Operating Margin (a non-GAAP financial measure)

Management evaluates contract performance on the basis of net operating margin (a non-GAAP financial measure), which is defined as revenue, net of derivative gain (loss), less purchased product costs, net of derivative gain (loss). These charges have been excluded for the purpose of enhancing the understanding by both management and investors of the underlying baseline operating performance of our contractual arrangements, which management uses to evaluate our financial performance for purposes of planning and forecasting. Net operating margin does not have any standardized definition and therefore is unlikely to be comparable to similar measures presented by other reporting companies. Net operating margin results should not be evaluated in isolation of, or as a substitute for our financial results prepared in accordance with GAAP. Our usage of net operating margin and the underlying methodology in excluding certain charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, incur such charges in future periods.

The following is a reconciliation to the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended March 31,
	2008	2007

Revenue	$285,042	$191,620
Purchased product costs	154,935	122,057
Net operating margin	130,107	69,563
Facility expenses	22,666	12,495
Total derivative loss	14,210	11,849
Selling, general and administrative expenses	22,461	20,570
Depreciation	14,525	8,174
Amortization of intangible assets	6,849	4,168
Loss on disposal of property, plant and equipment	3	145
Accretion of asset retirement obligations	32	27
Income from operations	$49,361	$12,135

Seasonality

Our business is seasonal and sales volumes are affected by factors such as fluctuating and seasonal demands for products, changes in transportation and travel patterns and variations in weather patterns from year to year. In general, we store a portion of the propane that is produced in the summer to be sold in the winter months. We also store pre-purchases in the summer of a portion of the natural gas that we are required to replace during the winter in accordance with our Appalachian keep-whole processing agreements.  As a result of our seasonality, we expect our Northeast segment’s operating income, before items not allocated to segments, to generally be higher in the first quarter and fourth quarter.

Our Contracts

We generate the majority of our revenues and net operating margin from natural gas gathering, transportation and processing; NGL transportation, fractionation, marketing and storage; and crude oil gathering and transportation. We enter into a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the arrangements described below. We provide services under the following different types of arrangements:

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

The terms of our contracts vary based on gas quality conditions, the competitive environment when the contracts are signed and customer requirements. Our contract mix and, accordingly, our exposure to natural gas and NGL prices, may change as a result of changes in producer preferences, our expansion in regions where some types of contracts are more common, and other market factors. Any change in mix will influence our long-term financial results.

As of March 31, 2008, our primary exposure to keep-whole contracts was limited to our Appalachian assets, Arapaho (Oklahoma) processing plant, East Texas processing plant (Carthage) and a portion of our Woodford gathering system.

•                  As a result of the Merger with MarkWest Hydrocarbon and the acquisition of its NGL marketing business, our exposure to keep-whole contracts has increased. and has a resulted in an increase to our exposure to natural gas volatility in Appalachia.

•                  At the Arapaho plant inlet, natural gas meets the downstream pipeline specification; however, we have the option of extracting NGLs when the processing margin environment is favorable.  Some of our gas gathering contracts include additional fees to cover plant operating costs, fuel costs and shrinkage costs in a low-processing margin environment.  Due to our ability to operate the Arapaho plant in several recovery modes, our overall keep-whole contract exposure is limited to a small portion of the operating costs of the plant.

•                  Approximately 9% of the gas processed in East Texas for producers was processed under keep-whole terms.  Our keep-whole exposure in this area was offset to a great extent because the East Texas agreements provide for the retention of natural gas as a part of the gathering and compression arrangements with all producers on the system.  This excess gas helps offset the amount of replacement natural gas purchases required to keep our producers whole on an MMBtu basis, thereby creating a partial natural hedge.  The net result is a significant reduction in volatility for these changes in natural gas prices. The remaining volatility for these contracts results from changes in NGL prices.  We have an active commodity risk management program in place to reduce the impacts of changing NGL prices and our Appalachia keep-whole exposure.

•                  As we continue to expand our operations in the Woodford gathering system to include additional processing, our keep-whole exposure continues to expand.

The following tables are prepared as if we did not have an active commodity risk management program in place.  For further discussion of how we have reduced the downside volatility to the portion of our net operating margin that is not fee-based, see Part I, Item 3 of this report on Form 10-Q.  For the twelve months ended December 31, 2007, we calculated the following approximate percentages of our revenue and net operating margin, including the Corporation, from the following types of contracts:

	Fee-Based	Percent-of-Proceeds (1)	Percent-of-Index (2)	Keep-Whole (3)	Total
Revenue	9%	28%	23%	40%	100%
Net operating margin	21%	36%	6%	37%	100%

(1)          Includes other types of arrangements tied to NGL prices.

(2)          Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)          Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

While the percentages in the table above accurately reflect the percentages by contract type, we manage our business by taking into account the partial offset of short natural gas positions by long positions primarily in our Southwest segment, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis.  When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 53%, 0% and 26%, respectively.

As discussed earlier, the seasonality of our business in the Northeast segment causes our operating income, before items not allocated to segments, to be higher in the first quarter of 2008.  Since a large portion of the Northeast segment’s business is generated under keep-whole contracts, our contract mix during an individual quarter can fluctuate significantly.  For the three months ended March 31, 2008, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds (1)	Percent-of-Index (2)	Keep-Whole (3)	Total
Revenue	8%	30%	17%	45%	100%
Net operating margin	18%	28%	7%	47%	100%

(1)          Includes other types of arrangements tied to NGL prices.

(2)          Includes settlement margin, condensate sales and other types of arrangements tied to natural gas prices.

(3)          Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

While the percentages in the table above accurately reflect the percentages by contract type, we manage our business by taking into account the partial offset of short natural gas positions by long positions primarily in our Southwest segment, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis.  When considered on this basis, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 46%, 0% and 36%, respectively.

Our Acquisitions

A significant part of our business strategy includes acquiring additional businesses and assets that allow us to increase distributions to our unitholders. We regularly consider and enter into discussions acquisitions. These transactions may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations.

Since our initial public offering in May 2002, we have completed ten acquisitions (excluding the Merger) for an aggregate purchase price of approximately $822 million, net of working capital. The acquisitions were individually accounted for as business combinations or equity investments. Summary information regarding each of these acquisitions is presented below (consideration in millions):

Name	Assets	Location	Consideration	Closing Date

Centrahoma Processing, LLC (1)	Gas processing facility	Oklahoma	$11.6	March 1, 2008

Santa Fe	Grimes gathering system	Oklahoma	15.0	December 29, 2006

Javelina (2)	Gas processing and fractionation facility	Corpus Christi, TX	398.8	November 1, 2005

Starfish (3)	Natural gas pipeline, gathering system and dehydration facility	Gulf of Mexico/Southern Louisiana	41.7	March 31, 2005

East Texas	Gathering system and gas processing assets	East Texas	240.7	July 30, 2004

Hobbs	Natural gas pipeline	New Mexico	2.3	April 1, 2004

Michigan Crude Pipeline	Common carrier crude oil pipeline	Michigan	21.3	December 18, 2003

Western Oklahoma	Gathering system	Western Oklahoma	38.0	December 1, 2003

Lubbock Pipeline	Natural gas pipeline	West Texas	12.2	September 2, 2003

Pinnacle	Natural gas pipelines and gathering systems	East Texas	39.9	March 28, 2003

(1)          Represents a 20% non-controlling interest (see Note 8).

(2)          Consideration includes $35.5 million in cash acquired.

(3)          Represents a 50% non-controlling interest.

We intend to continue pursuing strategic acquisitions of assets and businesses in our existing areas of operation that leverage our current asset base, personnel and customer relationships. We will also seek to selectively acquire assets in regions outside our current areas of operation. We believe the elimination of the incentive distribution rights as a result of the Merger positions us to compete more effectively for acquisitions.

Results of Operations

We reported net income of $19.2 million for the three months ended March 31, 2008 compared to net income of $1.0 million for three months ended March 31, 2007.  Contributing factors to the $18.2 million change in net income were:

•                  Operating income, before items not allocated to segments, increased $50.6 million for the three months ended March 31, 2008 compared to the same period in 2007.  The increase is caused by increased NGL and condensate pricing and increased volumes in almost all systems.

•                  Facility expenses increased $10.2 million for the three months ended March 31, 2008 compared to the same period in 2007.  In the prior year, a utility refund of $3.6 million from a rate case concluded in the first quarter of 2007.  The remaining change of $6.6 million is due to increased operations in the Woodford gathering system and other expanded operations in the Southwest segment.

•                  Depreciation and amortization increased by $9.0 million for the three months ended March 31, 2008 compared to the same period in 2007. Approximately $4.9 million is due to the step-up in values for property, plant and equipment and intangible assets for the period February 22, 2008 through March 31, 2008.

•                  The non-controlling interest in net income of consolidated subsidiary increased $7.4 million for the three months ended March 31, 2008 compared to the same period in 2007 partially as a result of the Merger on February 21, 2008 with the remainder being changes in operational results of the Partnership prior to the merger.

•                  The provision for income tax increased $22.9 million for the three months ended March 31, 2008 compared to the same period in 2007.  Refer to Note 11 in the accompanying Condensed Consolidated Financial Statements for a discussion of the significant changes in the provision.

Cash Distributions

Our quarterly cash distribution of $0.60 per limited partner unit for the quarter ended March 31, 2008 was declared on April 24, 2008.

Operating Data

	Three months ended March 31,		%
	2008	2007	Change

Southwest
East Texas
Gathering systems throughput (Mcf/d)	422,100	401,400	5.2%
NGL product sales (gallons)	44,483,400	41,788,000	6.5%

Oklahoma
Foss Lake gathering system throughput (Mcf/d)	103,800	95,200	9.0%
Woodford gathering system throughput (Mcf/d)	205,500	51,200	301.4%
Grimes gathering system throughput (Mcf/d)	13,200	12,700	3.9%
Arapaho NGL product sales (gallons)	22,020,300	20,524,000	7.3%

Other Southwest
Appleby gathering system throughput (Mcf/d)	61,000	51,100	19.4%
Other gathering systems throughput (Mcf/d)	9,300	12,500	(25.6)%

Northeast
Appalachia (1)
Natural gas processed for a fee (Mcf/d)	210,800	203,400	3.6%

Keep whole sales (gallons)	49,047,900	51,075,000	(4.0)%
Percent of proceeds sales (gallons)	11,103,600	11,409,000	(2.7)%
Total NGL product sales (gallons) (2)	60,151,500	62,484,000	(3.7)%

Michigan
Natural gas processed for a fee (Mcf/d)	2,800	6,000	(53.3)%
NGL product sales (gallons)	455,300	1,125,000	(59.5)%
Crude oil transported for a fee (Bbl/d)	13,600	14,200	(4.2)%

Gulf Coast
Natural gas processed for a fee (Mcf/d)	128,100	119,300	7.4%
NGLs fractionated for a fee (Bbl/d)	25,300	25,000	1.2%

(1) Includes throughput from the Kenova, Cobb, and Boldman processing plants.

(2) Represents sales at the Siloam fractionator.

Segment Reporting

Segments. As described below, we have three segments based on geographic areas of operations.  For further information, see Note 17 to the Condensed Consolidated Financial Statements, included in Item 1 of this report on Form 10-Q.

Southwest

•                                           East Texas. Our East Texas system consists of natural gas gathering pipelines, centralized compressor stations, a natural gas processing facility and an NGL pipeline. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit and Travis Peak formations, which collectively form one of the largest natural gas producing regions in the United States. For natural gas that is processed in this segment, we purchase the NGLs from the producers primarily under percent-of-proceeds arrangements or transport volumes for a fee. As part of our 2008 organic growth budget, we began a $28 million expansion of our existing gathering system in East Texas to support volume growth from our producer customers in that area. This expansion is expected to be completed in late 2008. Concurrently, we are investing approximately $20 million to expand the processing capacity at our Carthage facility from 200 MMcf/d to 280 MMcf/d. This processing capacity is expected to become operational in the first quarter of 2009.

•                                           Oklahoma. We own the Foss Lake natural gas gathering system and the Arapaho natural gas processing plant that are located in Roger Mills, Custer and Ellis Counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant. We also own a natural gas gathering system in the Woodford Shale play in the Arkoma basin of southeastern Oklahoma, and we own the Grimes gathering system, which is located in Roger Mills and Beckham Counties in western Oklahoma. Approximately 80% of our volumes associated with these assets are derived from gathering contracts and approximately 20% are derived from purchase agreements. Approximately $195 million of our 2008 organic growth budget is dedicated to the Oklahoma region. Our expansion projects in this region include the continued development of the Woodford Shale gathering system, the construction of the Arkoma Connector Pipeline to accommodate the rapidly expanding Woodford Shale gas volumes and the development of a gathering system to support the Hartshorne coal bed methane initiative. We are also constructing a new processing plant adjacent to our existing Foss Lake processing facilities to accommodate the significant increase in the volume of gas gathered and processed in the Foss Lake system and to support the continued exploration and development of the prolific Anadarko basin.

•                                           Other Southwest. We own a number of natural gas gathering systems in Texas, Louisiana, Mississippi and New Mexico, including the Appleby gathering system in Nacogdoches County, Texas. We gather a significant portion of the gas produced from fields adjacent to our gathering systems. In many areas, we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer. In addition, we own four lateral pipelines in Texas and New Mexico. The New Mexico pipeline facilities and related assets are subject to regulation by the Federal Energy Regulatory Commission (“FERC”).We expect to spend approximately $10 million on organic growth projects in these areas of operation in 2008.

Northeast

•                                           Appalachia. We are the largest processor of natural gas in the Appalachian basin, with fully integrated processing, fractionation, storage and marketing operations. The Appalachian basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. Our Appalachian assets include the Kenova, Boldman, Cobb and Kermit natural gas processing plants, an NGL pipeline, the Siloam NGL fractionation plant and two caverns for storing propane. As part of our organic growth budget for 2008, we estimate we will spend approximately $60 million to significantly expand our gas processing and fractionation capacity in Appalachia. These expansions include replacing our existing Boldman and Cobb processing plants with cryogenic processing facilities and modifying the Kenova processing plant for greater propane recovery to increase production. To support the processing plant expansions, we will increase the capacity at our Siloam fractionation facility by 50 percent, or approximately 300,000 gallons per day. The Kenova upgrade is expected to be completed in early 2008, the Siloam facility expansion in the third quarter of 2008, and the Boldman and Cobb expansions in early 2009.

•                                           Michigan. We own and operate a crude oil pipeline in Michigan, which we refer to as the Michigan Crude Pipeline. The Michigan Crude Pipeline is subject to regulation by the Federal Energy Regulatory Commission, or FERC. We also own a natural gas gathering system and the Fisk processing plant in Manistee County, Michigan.

Gulf Coast

•                                           Javelina. We own and operate the Javelina Processing Facility, which is a natural gas processing facility in Corpus Christi, Texas, that treats and processes off-gas from six local refineries. The facility processes approximately 125 to 130 MMcf/d of inlet gas out of its 142 MMcf/d capacity. We have begun construction of a $100 million SMR facility at our Javelina plant to meet the needs of our refinery customers for high-purity hydrogen, and expect to commence delivering high-purity hydrogen in early 2010. In 2008, we expect to spend approximately $50 million on the SMR project.

The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by geographic region, for the three months ended March 31, 2008:

	Southwest	Northeast	Gulf Coast	Total
Revenue	55%	37%	8%	100%
Net operating margin	50%	32%	18%	100%

Equity investments in unconsolidated affiliates

Starfish. We own a 50% non-operating membership interest in Starfish Pipeline Company, LLC, (“Starfish”), whose assets are located in the Gulf of Mexico and southwestern Louisiana. The Starfish interest is part of a joint venture with Enbridge Offshore Pipelines L.L.C., which is accounted for using the equity method; the financial results for Starfish are included in “Earnings from unconsolidated affiliates” in the accompanying Condensed Consolidated Statements of Operations and are not included in the Gulf Coast Business Unit results.

Centrahoma.  On March 1, 2008, we acquired a 20% interest in Centrahoma Processing, LLC (“Centrahoma”) with a right to acquire an additional 20% interest under certain circumstances.  We exercised our right to acquire the additional 20% on May 9, 2008. Centrahoma is accounted for under the equity method.

Three months ended March 31, 2008, compared to three months ended March 31, 2007

Items below Income from operations, in our Condensed Consolidated Statement of Operations, certain compensation expense and any unrealized gains (losses) from derivative instruments are not allocated to individual business segments.  Management does not consider these items allocable to or controllable by any individual business segment.  The tables below present information about operating income for the reported segments for the three months ended March 31, 2008 and 2007.

Southwest

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue	$158,076	$100,605

Operating expenses:
Purchased product costs	92,638	67,331
Facility expenses	13,875	9,363
Total operating expenses before items not allocated to segments	106,513	76,694

Operating income before items not allocated to segments	$51,563	$23,911

Revenue.  Revenue increased $57.5 million, or 57%, during the quarter ended March 31, 2008, relative to the same period in 2007. The increase is due to an increase of $28.6 million in East Texas due to selling more NGL gallons at higher prices and increased condensate sales. Additionally, continued expansion in the Woodford gathering system increased revenue approximately $13.6 million. In Western Oklahoma revenue increased approximately $8.7 million because of increased NGL sales volume and prices.  Other Southwest areas increased approximately $6.7 million due to increased volumes of 12,650 MMbtu/day.

Purchased Product Costs.  Purchased product costs increased $25.3 million, or 38%, during the quarter ended March 31, 2008, relative to the same period in 2007. The increase is related mainly to increased purchased product costs in East Texas from percent-of-proceeds arrangements.  Additional increases are related to the expanded operations of Eastern Oklahoma.

Facility Expenses.  Facility expenses increased $4.5 million, or 48%, during the quarter ended March 31, 2008, relative to the same period in 2007. The increase was primarily due to the increased operations for the Woodford gathering system and expanded operations in most areas of the Southwest segment.

Northeast

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue	$103,804	$76,156

Operating expenses:
Purchased product costs	62,297	54,726
Facility expenses	4,782	4,034
Total operating expenses before items not allocated to segments	67,079	58,760

Operating income before items not allocated to segments	$36,725	$17,396

Revenue. Revenue increased $27.6 million, or 36%, during the quarter ended March 31, 2008, relative to the same period in 2007.  The increase is mainly due to higher prices offset partially by lower volumes.

Purchased Product Costs. Purchased product costs increased $7.6 million, or 14%, during the quarter ended March 31, 2008, relative to the same period in 2007.   The increase is mainly due to higher prices offset partially by lower volumes and decreased trucking expenses by $0.8 million. Trucking expenses associated with the Appalachia Liquids Pipeline System decreased due to a change in contractual terms with a producer.

Facility Expenses.  Facility expenses increased $0.7 million, or 19%, during the quarter ended March 31, 2008, relative to the same period in 2007.   The increase was primarily due to increased plant fuel gas cost, repairs and maintenance and increased labor and benefits expense.

Gulf Coast

	Three months ended March 31,
	2008	2007
	(in thousands)
Revenue	$23,162	$14,859

Operating expenses:
Facility expenses	3,827	(902)
Total operating expenses before items not allocated to segments	3,827	(902)

Operating income before items not allocated to segments	$19,335	$15,761

Revenue.  Revenue is generated under percent-of-proceeds arrangements and is generally reported net of purchased product costs. We gather and process natural gas on behalf of producers, sell the resulting residue gas, condensate and NGLs at market prices and remit to producers an agreed-upon percentage of the proceeds based on an index price.

Revenue increased $8.3 million, or 56%, during the quarter ended March 31, 2008, relative to the same period in 2007. The increase is due to higher pricing and inlet volumes offset slightly by a slightly lower percent-of-proceeds (“POP”) received.  Effective March 1, 2008, a significant contract changed from a fixed POP to variable POP, resulting in a lower POP received.  In addition, the sale of pentanes generated $0.5 million in the quarter, compared to no sales of pentane in the first quarter of 2007.

Facility Expenses.  Facilities expenses increased $4.7 million or 524% for the three months ended March 31, 2008 compared to the same period in 2007.  The increase is for the most part attributable to a utility refund of $3.6 million from a rate case concluded in the first quarter of 2007.   Without the refund, operating expenses were $1.1 million higher for the three months ended March 31, 2008 due to increased energy expenses related to a new contract in March 2008 where the Partnership shares the cost of electricity.  In 2007 these expenses were reimbursed by the customer.

Reconciliation of Segment Operating Income to Consolidated Net Income Before Provision for Income Tax and
Non-Controlling Interest

	Three months ended March 31,
	2008	2007
	(in thousands)
Total segment revenue	$285,042	$191,620
Derivative loss not allocated to segments	(46,250)	(13,909)
Total revenue	$238,792	$177,711

Operating income before items not allocated to segments	$107,623	$57,068
Derivative loss not allocated to segments	(14,210)	(11,849)
Compensation expense included in facility expenses not allocated to segments	(182)	—
Selling, general and administrative expenses	(22,461)	(20,570)
Depreciation	(14,525)	(8,174)
Amortization of intangible assets	(6,849)	(4,168)
Loss on disposal of property, plant and equipment	(3)	(145)
Accretion of asset retirement and lease obligations	(32)	(27)
Income from operations	49,361	12,135

Earnings from unconsolidated affiliates	1,551	1,767
Interest income	514	2,396
Interest expense	(11,149)	(9,414)
Amortization of deferred financing costs and original issue discount (a component of interest expense)	(1,043)	(720)
Miscellaneous expense	(33)	(750)
Income before non-controlling interest in net income of consolidated subsidiary and provision for income tax	$39,201	$5,414

Derivative Loss. Loss from derivative instruments increased $2.4 million, during the three months ended March 31, 2008, compared to the corresponding period in 2007.  Mark-to-market adjustments resulted in a $21.6 million increase in unrealized gains.  Settlements of our derivative instruments resulted in a $24.0 million increase in realized losses, when comparing 2008 to 2007 results.  The increased realized losses are primarily attributable to the significant increase in the market price of crude oil during the first quarter of 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.9 million, or 9%, during the three months ended March 31, 2008, relative to the comparable period in 2007.  The increase is due to increased professional services fees and office-related expenses of $2.7 million of which $1.1 million is Merger related and an increase of $1.3 million related to a higher wage and benefit base in 2008.  In addition, taxes, other than income tax, and insurance costs increased.  Increases were offset by a decrease of $2.9 million attributable to the settlement of the Participation Plan as a result of the Merger.

Depreciation and Amortization of Intangible Assets.  Depreciation and amortization increased by $9.0 million of which approximately $4.9 million is due to the step-up in values for property, plant and equipment and intangible assets as a result of the Merger.  The remainder is due to additional projects completed throughout 2007 and the first quarter of 2008.

Earnings from Unconsolidated Affiliates.  Earnings from unconsolidated affiliates are primarily related to our investment in Starfish, a joint venture with Enbridge Offshore Pipelines L.L.C.  We account for our 50% interest using the equity method, and the financial results for Starfish are included as earnings from unconsolidated affiliates.  During the three months ended March 31, 2008, our earnings from unconsolidated affiliates decreased $ 0.2 million, or 12%, relative to the comparable period in 2007.

Interest Income.  Interest income decreased $1.9 million, during the three months ended March 31, 2008, relative to the comparable period in 2007, due to proceeds received in the first quarter of 2007 from a rate case in our Gulf Coast segment.

Interest Expense. Interest expense increased $1.7 million, or 18%, during the three months ended March 31, 2008, relative to the comparable period in 2007, primarily due to increased borrowings in the first quarter of 2008 to fund the Merger.

Non-controlling Interest in Net Income of Consolidated Subsidiary.  The non-controlling interest in net income of consolidated subsidiary increased $7.4 million during the three months ended March 31, 2008, relative to the comparable period in 2007, partially as a result of the Merger on February 21, 2008 with the remainder being changes in operational results of the Partnership prior to the Merger.

Provision for Income Tax.  The provision for income tax increased $23.0 million during the three months ended March 31, 2008, relative to the comparable period in 2007.  Refer to Note 11 in the accompanying Condensed Consolidated Financial Statements for a discussion of the significant changes in the provision.

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

Our primary strategy is to expand our asset base through organic growth projects and selective acquisitions that are accretive to our cash available for distribution. In 2007, we spent approximately $309 million on internal development and expansion opportunities. In 2008, we have completed one third-party acquisition and the Merger with MarkWest Hydrocarbon. For 2008, we estimate we will spend between $375 million and $425 million to fund identified organic growth and expansion projects that have been approved by our board of directors.  As of March 31, 2008, we have spent $86.6 million of our budget, including $11.6 million for our initial investment in Centrahoma, and $1.4 million for maintenance capital.  Expansion capital includes expenditures made to expand or increase the efficiency of the existing operating capacity of our assets, or facilitate an increase in volumes within our operations, whether through construction or acquisition.  Maintenance capital includes expenditures to replace partially or fully depreciated assets in order to extend their useful lives.

On February 20, 2008, we entered into the Partnership Credit Agreement consisting of a $350.0 million revolving credit facility and a $225.0 million term loan, each of which has a five-year term. In connection with the Merger, we initially borrowed the entire $225.0 million under the term loan. In addition, we borrowed $84.0 million under the revolving credit facility in connection with the refinancing of our prior credit facility.  The Partnership Credit Agreement limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments.  The Partnership Credit Agreement prevents members of the participating bank group from requiring margin calls.  We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit.

On April 15, 2008 we completed a private placement of 5.75 million newly issued common units, including over-allotments, representing limited partner interests at a purchase price of $31.15 per common unit.  The net proceeds were approximately $171.3 million.

On April 15, 2008 we completed a private placement of $400 million in aggregate principal amount of 8.75% senior notes due 2018 to qualified institutional buyers under Rule 144A (the “2018 Notes”).  We received net proceeds of approximately $388.1 million, after deducting initial purchasers’ discounts and the estimated expenses of the offering.   On May 1, 2008, we completed a follow-on offering of $100.0 million under the indenture of the 2018 Notes. We received net proceeds of $100.4 million, after including initial purchasers’ premium and the estimated expenses of the offering. The notes issued on April 15, 2008, and the notes issued on May 1, 2008, will be treated as a single class of debt securities under the indenture.  The indenture covering the 2018 Notes limits our activity and our restricted subsidiaries as discussed further in Note 11 to the accompanying Condensed Consolidated Financial Statements.

The net proceeds of the debt and equity offerings were used to pay down the $225.0 million term loan and $83.0 million outstanding under the revolving credit facility.  The remaining net proceeds will be used to fund our capital expenditure requirements.  Payment of the $225.0 million term loan permanently reduced the borrowing capacity of the Partnership Credit Agreement to the $350.0 million revolving credit facility.  Under the provisions of the Partnership Credit Agreement we are subject to a number of restrictions and covenants as defined by the agreement.  These covenants are used to calculate the available borrowing capacity on a quarterly basis.  As of May 9, 2008, we had no borrowings outstanding under the revolving credit facility and had approximately $295 million available for borrowing, with $55 million of letters of credit outstanding.  As of May 9, 2008, we had more than $325 million invested in money market funds.

At March 31, 2008, in conjunction with MarkWest Energy Finance Corporation, we had two series of senior notes outstanding, $225.0 million aggregate principal, at a fixed rate of 6.875%, which will mature in November 2014 (the “2014 Notes”) and $275.0 million aggregate principal at a fixed rate of 8.5%, due in July 2016 (the “2016 Notes”, and together the “Senior Notes”).  The carrying values of the 2014 Notes and the 2016 Notes were adjusted upon the closing of the Merger to reflect a step up in fair value (see Note 3 to the accompanying Condensed Consolidated Financial Statements).  The estimated fair value of the Senior Notes was approximately $505.5 million and $499.8 million at March 31, 2008 and December 31, 2007, respectively, based on quoted market prices.

The indentures governing the Senior Notes limit our activities and those of our restricted subsidiaries. Limitations under our indentures are discussed in our Annual Report on Form 10-K for the period ending December 31, 2007.  Subject to compliance with certain covenants, we may issue additional notes from time to time under the indenture pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance.  That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

Cash Flow

The following table summarizes cash inflows (outflows) for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31,
	2008	2007
Net cash flows provided by operating activities	$123,228	$56,600
Net cash flows used in investing activities	(342,095)	(55,033)
Net cash flows provided by financing activities	211,172	32,418

Net cash provided by operating activities increased $66.6 million during the three months ended March 31, 2008, compared to the corresponding period in 2007.  The change resulted from an increase in operating cash flows provided by operations, return of margin deposits held as of December 31, 2007 offset by premiums paid for derivative instruments and the fact that the prior year included $5.6 million from the resolution of a rate case.

Net cash used in investing activities increased $287.1 million during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  This increase was primarily due to cash paid as consideration in the Merger of $261.5 million, including $21.2 million paid to settle the Participation Plan liability. Additional increases were due to increased capital expenditures primarily from our organic growth projects, where we invested approximately $85.2 million of expansion capital, including equity investments.

Net cash provided by financing activities increased $178.8 million during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  The increase was primarily due to an increase of $202.5 million of net borrowings on long-term debt primarily incurred in connection with the Merger.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of March 31, 2008, the Partnership’s remaining purchase obligations for 2008 were approximately $98 million.

Matters Impacting Future Results

The Partnership completed the Merger with the Corporation and entered into the Partnership Credit Agreement  on February 21, 2008, as discussed further in Note 10 of the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The Merger is considered a downstream merger whereby the Corporation is viewed as the surviving consolidated entity for accounting purposes rather than the Partnership, which is the surviving consolidated entity for legal purposes. As such, the Merger was accounted for in the Corporation’s consolidated financial statements as an acquisition of non-controlling interest using the purchase method of accounting. Under this accounting method, the Partnership’s accounts, including goodwill, were adjusted to proportionately step up the book value of certain assets and liabilities.

Our future results could be impacted if we make adjustments to the proportionate step up of the book value of certain assets and liabilities.

The cash and the Partnership units distributed to officers and directors of the General Partner for their Class B membership interests in the General Partner were recorded as settlement of the share based payment liability as discussed further in Note 12 of the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In the future, our results will not include compensation for the general partner interests under the Participation Plan. For the quarter ended March 31, 2008, and March 31, 2007, our results included compensation expense of $4.1 million, and $7.8 million, respectively, related to the Participation Plan.

The 2008 LTIP reserves 2.5 million common units for issuance in the future. As discussed further in Note 12 of the accompanying Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, on February 21, 2008, 765,000 phantom units were granted to senior executives and other key employees under the 2008 LTIP. The amount of compensation expense for the grant made on February 21, 2008 will range from $9.7 million to $24.3 million. Forty percent (40%) of the total individual grant is based on continuing employment over the three-year vesting period and this represents the minimum in the range. Sixty percent (60%) of the total individual grant is performance-based and is conditional upon the achievement of designated annual financial performance goals established by the Board of Directors. The maximum of the range assumes such conditions will be achieved. The timing of this expense cannot be estimated.

On March 1, 2008, we acquired a 20% interest in Centrahoma Processing, LLC (“Centrahoma”) for $11.6 million, which is accounted for under the equity method.  On May 9, 2008, the Partnership agreed to acquire an additional 20% interest in Centrahoma for $12.0 million.  The purchase increases the Partnership’s ownership to 40%.  Centrahoma will own certain processing plants in the Arkoma basin. In addition, we signed agreements to dedicate certain acreage in the Woodford Shale play to Centrahoma  through March 1, 2018.  Our share of Centrahoma’s income was near zero for the three months ended March 31, 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Consistent with the Critical Accounting Policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2007 Annual Report on Form 10-K, significant estimates using management judgment are made for the following areas:

•                  Intangible Assets

•                  Impairment of Long-Lived Assets

•                  Investment in Starfish

•                  Derivative Instruments

•                  Revenue Recognition

•                  Incentive Compensation Plans

There have not been any material changes during the three months ended March 31, 2008, to the methodology applied by management for critical accounting policies previously disclosed except for the following: fair value measurement, purchase price allocation and the investment in Centrahoma as discussed below.

Fair Value Measurement

We adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008, with portions deferred by the FASB as discussed in Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy, and expands the disclosures about fair value measurements.

Our accounting policy requires us to determine the categorization of assets or liabilities based upon the lowest level of input that is significant to the fair value measurement.  The Partnership’s derivative positions are valued using corroborated market data and internally developed models when observable market data is not available.  Commodity transactions based on crude oil and natural gas are considered Level 2 transactions as the pricing methodology include quoted prices for similar assets and liabilities and the Partnership can determine the prices are observable and do not contain Level 3 inputs that are significant to the measurement.  Natural gas liquid positions have significant unobservable market parameters and are normally traded less actively or have trade activity that is one way and therefore, are classified within Level 3 of the valuation hierarchy.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  For further discussion on SFAS 157 and the impact on our financial statements, see Note 4 to the accompanying Notes to the Condensed Consolidated Financial Statements.

Purchase Price Allocation

As discussed in Note 3 to the accompanying Condensed Consolidated Financial Statements, the Merger was accounted for as an acquisition of non-controlling interest using the purchase method of accounting.  Under the purchase method of accounting, the total purchase price was allocated to the minority interest in the net assets of the Partnership based on the estimated fair values of its assets and liabilities as of the Merger date.

Significant fair value estimates were required for the following assets and liabilities:

•                  Property, plant, and equipment- The fair value estimates for property, plant and equipment were based primarily on the cost approach which considers both historical cost and replacement cost. Additionally, the

Partnership estimated the remaining useful lives of the property, plant and equipment to ensure that the useful lives used for depreciation subsequent to the Merger are reasonable and consistent with the Partnership’s accounting policy.

•                  Intangible assets- The fair value estimates for customer relationships were based on a version of the income approach. The income approach involves estimating future cash flows from existing customer relationships and making provisions for a fair return on other recognized contributory assets. Key assumptions in the valuation include contract renewals, economic incentives to retain customers, historic volumes, current and future capacity in the gathering system, pricing volatility and the discount rate. The estimated useful life of the intangible assets was determined by assessing the estimated useful life of the other assets to which the contracts and relationships relate, likelihood of renewals, projected reserves, competitive factors, regulatory or legal provisions, and maintenance and renewal costs.

•                  Long-term debt- The fair value of the Partnership’s Senior Notes was estimated using a high yield market price at which our debt was trading as of the acquisition date.

•                  Deferred finance costs- The deferred finance costs of the Partnership have no fair market value as of the acquisition date. Therefore 85.7% of these costs are written-off under the purchase method of accounting.

The remaining purchase price in excess of the fair values of the assets and liabilities acquired was recorded as goodwill. The values of certain assets and liabilities are preliminary, and are subject to adjustment as additional information is obtained. When the purchase price allocation is finalized, material adjustments to goodwill or intangibles may result which could impact depreciation and amortization expense.

Management considers the underlying assumptions and estimates utilized in the fair market value analyses and determination of useful lives for tangible and intangible assets to be reasonable based on the current economic and market conditions. However, these estimates are inherently subject to economic and competitive uncertainties that are beyond the Partnership’s control.  The occurrence of certain events such as unfavorable regulatory actions, significant adverse changes in the legal factors or in the business climate, unexpected competition, loss of key personnel, significant commodity price decreases, significant loss of producers or a significant decrease in the expected output from producers could require the Partnership to evaluate the recoverability of the tangible and intangible assets, including goodwill. This evaluation could result in impairment charges in the future which could significantly impact reported earnings in the periods such charges occur.

Investment in Centrahoma Processing, LLC

On March 1, 2008, the Partnership acquired a 20% interest in Centrahoma with a right to acquire an additional 20% interest under certain circumstances.   Our interest in Centrahoma is accounted for under the equity method.

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

Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities.  The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception.

To the extent derivative instruments designated as cash flow hedges are effective, changes in fair value are recognized in other comprehensive income until the underlying hedged item is recognized in earnings.  Effectiveness is evaluated by the derivative instrument’s ability to offset changes in fair value or cash flows of the underlying hedged item.  Any change in the fair value resulting from ineffectiveness is recognized immediately in earnings.  Changes in the fair value of derivative instruments designated as fair value hedges, as well as the changes in the fair value of the underlying hedged item, are recognized currently in earnings.  Any differences between the changes in the fair values of the hedged item and the derivative instrument represent gains or losses from ineffectiveness.  For the three months ended March 31, 2008, and 2007, the Partnership did not designate any cash flow or fair value hedges.

In the course of normal operations, the Partnership routinely enters into contracts such as forward physical contracts for the sale of natural gas, propane, and other NGLs, that under SFAS 133, qualify for and are designated as a normal sales contract. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using accrual accounting.

All derivative instruments other than those designated as cash flow hedges, fair value hedges or normal purchase or sale are marked to market through revenue or purchased product costs, the same account as the item hedged.  Changes in risk management activities are reported in cash flow from operating activities on the accompanying Condensed Consolidated Statement of Cash Flows.

The change in market value of contracts, realized and unrealized, are recorded as a component of revenue, purchase product costs or facility expenses.  Revenue gains and losses is utilized  losses to hedge the cash flow for the sale of a product.  Purchased product costs is utilized to hedge costs, typically in a keep whole arrangement.  Facility expenses is utilized to hedge electricity costs.

Recent Accounting Pronouncements

Refer to Note 2 of the accompanying Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

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

We utilize a combination of futures contracts, fixed-price forward contracts, fixed-for-floating price swaps and options on the over-the-counter (“OTC”) market. These types of contracts allow us to manage volatility in our margins because corresponding losses or gains on the financial instruments are generally offset by gains or losses in our physical positions.

We may enter into physical and/or financial positions to manage the risks related to commodity price exposure for our marketing activities.  Due to the timing of purchases and sales, direct exposure to price volatility may result because there is no longer an offsetting purchase or sale that remains exposed to market pricing.  Through marketing and derivative activities, direct price exposure may occur naturally or we may choose direct exposure when it is favorable as compared to the frac spread risk.

We enter into OTC swaps with financial institutions and other energy company counterparties.  We conduct a standard credit review on counterparties and have agreements containing collateral requirements where deemed necessary.  We use standardized swap agreements that allow for offset of positive and negative exposures.  We may be subject to margin deposit requirements under OTC agreements (with non-bank counterparties) that we plan to meet with letters of credit.  Such funding requirements could exceed our letter of credit availability on our credit line.  If we were unable to meet these margin calls with letters of credit, we would be forced to sell product to meet the margin calls, or to terminate the corresponding futures contracts.  If we are forced to sell product to meet margin calls, we may have to sell product at prices that are not advantageous.

The use of derivative instruments may expose us to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) sales volumes are less than expected, requiring market purchases to meet commitments, or (iii) our OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform.  To the extent that we enter into derivative instruments, we may be prevented from realizing the benefits of favorable price changes in the physical market.  We are similarly insulated, however, against unfavorable changes in such prices.  We currently have hedged approximately 75% of our long positions and 65% of our frac spread positions through March 31, 2009.

The following tables provide information on our specific derivative positions related to long liquids positions at March 31, 2008, including the weighted average prices (“WAVG”):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2008	3,186	$67.10	$77.57	$(20,558)
2009	3,425	67.50	77.83	(27,210)
2010 (Apr - Dec)	2,010	66.52	74.71	(11,193)
2011	1,706	80.00	104.50	(1,125)

WTI Crude Puts	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	Fair Value (in thousands)
2008	3,459	$80.00	$1,040
2009	2,413	80.00	3,571
2010	1,191	80.00	2,825
2011	1,818	80.00	5,171

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2008	150	$69.76	$(1,216)
2010 (Jan - Sep)	1,568	$65.61	$(11,712)

We have a contract which gives us an option to fix a component of the utilities cost to an index price on electricity at one of our plant locations. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the value of the derivative component of this contract is marked to market through facilities expense.  As of March 31, 2008 the estimated fair value of this contract was less than $0.1 million compared to a fair value near zero at March 31, 2007.

The following tables provide information on our specific derivative positions related to keep-whole positions at March 31, 2008, including the weighted average prices (“WAVG”):

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2008	1,821	$64.95	$(16,814)
2009	3,534	68.36	(34,560)
2010	2,428	70.25	(20,095)
2011	3,027	87.66	(6,146)
2012 (Jan)	2,142	91.50	(121)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2008	24,225	$8.35	$14,766
2009	18,934	8.11	10,162
2010	10,806	8.41	2,672
2011	14,662	8.88	903

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2008	34,260	$1.07	$(3,738)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2008	10,488	$1.26	$(1,306)

Iso Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2008	3,272	$1.29	$(493)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2008	7,914	$1.58	$(1,264)

We have a contract with one of the largest producers in the Appalachia region which creates a floor on the frac spread that can be realized on a specified volume purchased.  Under SFAS 133, the value of this contract is marked based on an index price through purchased product costs.  As of March 31, 2008 the estimated fair value of this contract was approximately $(10.0) million compared to $(0.7) million at March 31, 2007.

We have not entered into any additional derivative positions subsequent to March 31, 2008.

Management periodically estimates the effects of its hedge program and further changes in crude oil prices on the cash flow from operations, for the nine months ending December 31, 2008, as computed on an annualized basis.  Management’s analysis considers a hypothetical change in oil prices, derivative instruments outstanding as of May 1, 2008, no change in natural gas prices, and production estimated through December 31, 2008.

•                  As crude oil prices move from $110 per barrel to $90 per barrel, our operating cash flow decreases approximately $2.1 million for every $1 per barrel decrease in crude oil prices;

•                  As crude oil prices move from $90 per barrel to $80 per barrel, our operating cash flow decreases approximately $2.0 million for every $1 per barrel decrease in crude oil prices;

•                  As crude oil prices move from $80 per barrel to $65 per barrel, our operating cash flow decreases approximately $1.5 million for every $1 per barrel decrease in crude oil prices; and

•                  As crude oil prices move from $65 per barrel to $60 per barrel, our operating cash flow decreases approximately $1.0 million for every $1 per barrel decrease in crude oil prices.

Management’s analysis also considers a hypothetical change in natural gas prices, derivative instruments outstanding as of May 1, 2008, no change in crude oil prices, and production estimated through December 31, 2008, as computed on an annual basis.

•                  As natural gas prices increase by $1 per MMBtu in any price range, our operating cash flow decreases approximately $2.7 million.

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

Interest Rate

Our primary interest rate risk exposure results from the revolving portion of the Partnership Credit Agreement that has a borrowing capacity of $350.0 million entered into on February 20, 2008. As of May 9, 2008 the Partnership had no outstanding borrowings on the Partnership Credit Agreement. The debt related to this agreement bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of borrowing. We may make use of interest rate swap agreements in the future, to adjust the ratio of fixed and floating rates in our debt portfolio.

Long-term Debt	Interest Rate	Lending Limit	Due Date	Outstanding at March 31, 2008

Partnership Credit Agreement	Variable	$350.0 million	February 20, 2013	$308.0 million
2014 Senior Notes	Fixed	$225.0 million	November, 2014	$225.0 million
2016 Senior Notes	Fixed	$275.0 million	July, 2016	$275.0 million

Based on our overall interest rate exposure at March 31, 2008, a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under our credit facility would change earnings by approximately $3.1 million over a 12-month period.  As of May 9, 2008, the Partnership had no outstanding borrowings on the Partnership Credit Agreement, therefore a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under the Partnership Credit Agreement would result in no change earnings over a 12-month period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Partnership’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

ERP System Implementation

In May 2007, the Partnership began the phased implementation of an Enterprise Resource Planning (“ERP”) system. Implementing an ERP system involves significant changes in business processes that management believes will provide meaningful benefits, including more standardized and efficient processes throughout the Partnership. As a result of this implementation, some internal controls over financial reporting have been changed to address the new environment associated with the implementation of this system. While the Partnership believes that this new system will strengthen its internal controls over financial reporting, there are inherent risks in implementing any new system and the Partnership will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of the Partnership’s internal controls over financial reporting.

Except as described above, there were no other changes in the Partnership’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to a variety of risks and disputes, and are a party to various legal proceedings in the normal course of our business. We maintain insurance policies in amounts and with coverage and deductibles as we believe are reasonable and prudent. However, we cannot assure either that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect us from all material expenses related to future claims for property loss or business interruption to the Partnership (“MarkWest”); or for third-party claims of personal and property damage; or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provision and accruals for potential losses associated with all legal actions have been made in the financial statements.

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

Related to the above referenced 2004 pipeline explosion and fire incident, MarkWest Hydrocarbon and the Partnership have filed an action captioned MarkWest Hydrocarbon, Inc., et al. v. Liberty Mutual Ins. Co., et al. (District Court, Arapahoe County, Colorado, Case No. 05CV3953 filed August 12, 2005), as removed to the U.S. District Court for the District of Colorado, (Civil Action No. 1:05-CV-1948, on October 7, 2005) against their All-Risks Property and Business Interruption insurance carriers as a result of the insurance companies’ refusal to honor their insurance coverage obligation to pay the Partnership for certain costs related to the pipeline incident. The costs include internal costs incurred for damage to, and loss of use of the pipeline, equipment and products; extra transportation costs incurred for transporting the liquids while the pipeline was out of service; reduced volumes of liquids that could be processed; and the costs of complying with the OPS Corrective Action Order (hydrostatic testing, repair/replacement and other pipeline integrity assurance measures). Following initial discovery, MarkWest was granted leave of the Court to amend its complaint to add a bad faith claim and a claim for punitive damages The Partnership has not provided for a receivable for any of the claims in this action because of the uncertainty as to whether and how much it would ultimately recover under the policies.  The Defendant insurance companies and MarkWest had each filed separate summary judgment motions in the action.  On April 23, 2008, the Court issued an order granting Defendant insurance companies’ motion for summary judgment.  The Partnership is evaluating its options for appeal of this decision, which it believes is in error, both legally and factually.

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

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2008.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On February 21, 2008 the Partnership held a Special Meeting of unitholders to consider the approval and adoption of proposals related to the Agreement and Plan of Redemption and Merger between MarkWest Energy Partners, L.P. and MarkWest Hydrocarbon, Inc.

The Inspector of Election established that as of January 14, 2008, the record date established by the Board of Directors for this meeting, 39,357,592 common units of the Partnership were issued and outstanding, and 34,188,911 common units of the Partnership were entitled to vote at the Special Meeting of unitholders.  A majority of the outstanding common units entitled to vote constitutes a quorum.  As of the date of the Special Meeting, February 21, 2008, the Partnership had not less than 22,104,877 common units, or approximately 64.8% of the outstanding common units entitled to vote, represented at the meeting in person and by proxy, therefore establishing the presence of a quorum.

Listed below are the six proposals voted on at the Special Meeting, followed by the voting results.

Proposal No. 1

To consider and vote upon the approval and adoption of the Agreement and Plan of Redemption and Merger (the “redemption and merger agreement”) by and among the Partnership, MWEP, L.L.C. (the “Merger Sub”) and MarkWest Hydrocarbon, Inc. (the “Corporation”), dated as of September 5, 2007, as such agreement may be amended from time to time, pursuant to which the redemption will occur and then the Merger Sub will merge with and into the Corporation with the Corporation surviving as a direct, wholly-owned subsidiary of the Partnership;

Voting Results:

Proposal	Voted For	Voted Against	Abstained

No. 1	21,779,567	228,380	96,929
% of Voted	98.52%	1.03%	0.43%

Proposal No. 2

To consider and vote upon the approval of the issuance of the Partnership common units to the Corporation stockholders as provided in the redemption and merger agreement.

Voting Results:

Proposal	Voted For	Voted Against	Abstained

No. 2	21,765,325	234,024	105,528
% of Voted	98.46%	1.05%	0.47%

Proposal No. 3

To consider and vote upon the approval of the issuance of Class A units in the Partnership in exchange for the incentive distribution rights and the 2% economic interest of the general partner interest in the Partnership owned by MarkWest GP, L.L.C. and the Partnership common units owned by the Corporation;

Voting Results:

Proposal	Voted For	Voted Against	Abstained

No. 3	21,715,550	259,175	130,152
% of Voted	98.23%	1.17%	0.58%

Proposal No. 4

To consider and vote upon the approval and adoption of the Third Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P.;

Voting Results:

Proposal	Voted For	Voted Against	Abstained

No. 4	21,748,593	118,495	237,789
% of Voted	98.381%	0.53%	1.07%

Proposal No. 5

To consider and vote upon the approval of the adoption of the 2008 Long-Term Incentive Plan of the Partnership.

Voting Results:

Proposal	Voted For	Voted Against	Abstained

No. 5	21,480,364	311,401	313,112
% of Voted	97.17%	1.40%	1.41%

Proposal No. 6

To consider and vote upon any proposal that may be presented to adjourn the Partnership special meeting to a later date to solicit additional proxies in the event that there are insufficient votes in favor of any of the foregoing proposals.

Voting Results:

Proposal	Voted For	Voted Against	Abstained

No. 6	21,568,844	284,570	251,462
% of Voted	97.57%	1.28%	1.13%

In accordance with the above, a quorum was established and the votes of holders of more than a majority of the outstanding common units of the Partnership entitled to vote at the Special Meeting held February 21, 2008, were cast in favor of each of the six Proposals.  Accordingly, each of the Proposals was approved.

Item 6. Exhibits

3.1(1)	Third Amended and Restated Agreement of Limited Partnership of MarkWest Energy Partners, L.P. dated as of February 21, 2008.
4.1(1)	Registration Rights Agreement dated as of February 21, 2008 by and among MarkWest Energy Partners, L.P., John M. Fox and MWHC Holding, Inc.
4.2(1)	Registration Rights Agreement dated as of February 21, 2008 by and among MarkWest Energy Partners, L.P. and the holders named therein.
10.1(1)

Credit Agreement dated as of February 20, 2008 among MarkWest Energy Partners, L.P., Royal Bank of Canada as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, as Co-Syndication Agents, Fortis Capital Corp., SunTrust Bank and U.S. Bank National Association, as Documentation Agents, RBC Capital Markets, as Sole Lead Arrangers and Sole Book Running Manager, and the lenders party thereto.

10.2(2)	MarkWest Energy Partners, L.P. 2008 Long-Term Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith

(1)          Incorporated by reference to MarkWest Energy Partners, L.P.’s Current Report on Form 8-K, filed with the Commission on February 21, 2008.

(2)          Incorporated by reference to MarkWest Energy Partners, L.P.’s Form S-4/A Registration Statement, filed with the Commission on December 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

/s/ Frank M. Semple
Date: May 12, 2008		Frank M. Semple
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy K. Buese
Date: May 12, 2008		Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)