Form 10-Q/A
period 2009-03-31
MARKWEST ENERGY PARTNERS L P
filed 2009-10-16
CIK 1166036

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

The number of the registrant’s common units outstanding as of May 4, 2009, was 56,893,885.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to MarkWest Energy Partners, L.P.’s (the “Partnership,” “we” or “us”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2009 (Commission File No. 001-31239), is being filed solely for the purpose of revising portions of Exhibits 10.2 and 10.3 in order to disclose certain information for which confidential treatment had been requested and to include certain exhibits and schedules that were previously omitted.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment.

This Amendment does not update any other disclosure to reflect events occurring after the filing of the original Form 10-Q.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have restated in its entirety each item of the original Form 10-Q affected by this Amendment.

Item 6.  Exhibits

10.1(1)

First Amendment to Credit Agreement entered into as of January 28, 2009, among MarkWest Energy Partners, L.P., the guarantors party thereto, Royal Bank of Canada, as Administrative Agent and Collateral Agent and as L/C Issuer, the Agents party thereto, and the lenders party thereto.

10.2*+	Contribution Agreement dated as of January 22, 2009 by and among MarkWest Liberty Gas Gathering, L.L.C., M&R MWE Liberty, LLC, and MarkWest Liberty Midstream & Resources, L.L.C.

10.3*+	Amended and Restated Limited Liability Company Agreement of MarkWest Liberty Midstream & Resources, L.L.C. dated as of February 27, 2009.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to the Quarterly Report on Form 10-Q filed May 11, 2009.

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

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C., Its General Partner

Date: October 16, 2009	/s/ FRANK M. SEMPLE
Frank M. Semple Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 16, 2009	/s/ NANCY K. BUESE
Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)