Form 10-Q
period 2009-09-30
MARKWEST ENERGY PARTNERS L P
filed 2009-11-09
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        The number of the registrant's common units outstanding as of November 2, 2009, was 66,265,782.

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

Glossary of Terms

        The abbreviations, acronyms and industry technology used in this quarterly report are defined as follows.

Bbl/d	Barrels of oil per day
Btu	One British thermal unit, an energy measurement
Dth/d	Dekatherms per day
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
FERC	Federal Energy Regulatory Commission
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
LIBOR	London Interbank Offered Rate
Mcf/d	One thousand cubic feet of natural gas per day
Merger

On February 21, 2008, the Partnership completed the transactions contemplated by its plan of redemption and merger with MarkWest Hydrocarbon, Inc. and MWEP, L.L.C., a wholly-owned subsidiary of the Partnership. Refer to Note 3 of the Partnership's December 31, 2008 Annual Report on Form 10-K as modified by the Current Report on Form 8-K as filed with the SEC on May 18, 2009.

MMBtu	One million British thermal units, an energy measurement
MMBtu/d	One million British thermal units per day
MMcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Revenue, excluding any derivative gain (loss), less purchased product costs, excluding any derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
N/A	Not applicable
OTC	Over-the-Counter
SEC	Securities and Exchange Commission
1996 Hydrocarbon Plan	1996 Hydrocarbon Stock Incentive Plan
2002 LTIP	Long-Term Incentive Plan
2006 Hydrocarbon Plan	2006 Hydrocarbon Stock Incentive Plan
2008 LTIP	2008 Long-Term Incentive Plan

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$65,306	$3,321
Receivables and other current assets	163,203	145,153
Fair value of derivative instruments	17,796	126,949

Total current assets	246,305	275,423

Property, plant and equipment	2,003,400	1,650,692
Less: accumulated depreciation	(148,244)	(81,167)

Total property, plant and equipment, net	1,855,156	1,569,525

Other long-term assets:
Intangibles, net of accumulated amortization of $73,542 and $42,972, respectively	664,605	695,917
Fair value of derivative instruments	30,634	55,389
Other long-term assets	99,563	76,800

Total other long-term assets	794,802	828,106

Total assets	$2,896,263	$2,673,054

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Fair value of derivative instruments	$35,134	$37,633
Other current liabilities	175,522	186,553

Total current liabilities	210,656	224,186

Deferred income taxes	11,623	47,465
Fair value of derivative instruments	33,663	14,801
Long-term debt, net of discounts of $41,548 and $11,735, respectively	1,160,498	1,172,965
Other long-term liabilities	82,378	5,878
Commitments and contingencies (Note 18)
Partners' Capital:
MarkWest Energy Partners, L.P. partners' capital (66,266 and 56,640 common units outstanding, respectively)	1,163,494	1,204,458
Non-controlling interest in consolidated subsidiaries	233,951	3,301

Total partners' capital	1,397,445	1,207,759

Total liabilities and partners' capital	$2,896,263	$2,673,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Revenue	$207,933	$303,560	$576,300	$866,760
Derivative gain (loss)	9,758	262,811	(65,173)	(96,030)

Total revenue	217,691	566,371	511,127	770,730

Operating expenses:
Purchased product costs	91,086	171,539	274,052	479,747
Derivative loss (gain) related to purchased product costs	7,816	67,574	39,954	(11,520)
Facility expenses	30,165	28,213	93,945	75,641
Derivative loss related to facility expenses	1,347	1,748	122	1,395
Selling, general and administrative expenses	15,477	15,331	46,265	54,406
Depreciation	25,264	17,510	69,621	48,533
Amortization of intangible assets	10,193	10,732	30,638	28,050
Other operating expenses	689	38	1,579	106
Impairment of long-lived assets	—	—	5,855	5,009

Total operating expenses	182,037	312,685	562,031	681,367

Income (loss) from operations	35,654	253,686	(50,904)	89,363
Other income (expense):
Earnings (loss) from unconsolidated affiliates	169	(196)	1,260	1,932
Interest expense	(23,440)	(18,928)	(63,964)	(47,527)
Amortization of deferred financing costs and discount (a component of interest expense)	(3,091)	(1,080)	(6,528)	(7,287)
Derivative gain related to interest expense	2,265	—	2,265	—
Other income, net	925	1,322	2,747	4,640

Income (loss) before provision for income tax	12,482	234,804	(115,124)	41,121
Provision for income tax (benefit) expense:
Current	(46)	7,544	6,530	22,876
Deferred	624	40,592	(34,693)	(6,414)

Total provision for income tax	578	48,136	(28,163)	16,462

Net income (loss)	11,904	186,668	(86,961)	24,659
Net (income) loss attributable to non-controlling interest	(3,624)	(122)	(1,914)	3,271

Net income (loss) attributable to the Partnership	$8,280	$186,546	$(88,875)	$27,930

Net income (loss) attributable to the Partnership's common unitholders (Note 16):
Basic	$0.13	$3.24	$(1.52)	$0.55

Diluted	$0.13	$3.24	$(1.52)	$0.55

Weighted average number of outstanding common units:
Basic	63,026	56,635	59,168	49,123

Diluted	63,026	56,635	59,168	49,127

Cash distribution declared per common unit(1)	$0.64	$0.63	$1.92	$1.42

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

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statement of Changes in Partners' Capital

(unaudited, in thousands)

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Non-controlling Interest	Total
December 31, 2008	56,640	$1,204,458	$3,301	$1,207,759
Common units issued for vested phantom units	266	648	—	648
Distributions paid	—	(112,525)	(80)	(112,605)
Share-based compensation related to equity awards	—	3,395	—	3,395
Issuance of units in public offerings, net of offering costs	9,360	178,632	—	178,632
Contributions to MarkWest Liberty Midstream joint venture, net	—	(5,464)	150,000	144,536
Proceeds from sale of equity interest in joint venture, net	—	(1,847)	62,500	60,653
Transfer to non-controlling interest from sale of equity interest in joint venture, net of tax	—	(14,928)	16,316	1,388
Net (loss) income	—	(88,875)	1,914	(86,961)

September 30, 2009	66,266	$1,163,494	$233,951	$1,397,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2009	2008
Net cash provided by operating activities	$147,865	$216,132
Cash flows from investing activities:
Change in restricted cash	(10,025)	—
Acquisitions	—	(41,300)
Equity investments	(6,435)	(27,038)
Cash paid to acquire General Partnership's minority interest	—	(21,484)
Cash paid in Merger for MarkWest Hydrocarbon, Inc. stock	—	(248,395)
Proceeds from sale of available for sale securities	—	6,226
Capital expenditures	(388,502)	(316,881)
Proceeds from disposal of property, plant and equipment	275	78

Net cash flows used in investing activities	(404,687)	(648,794)

Cash flows from financing activities:
Proceeds from long-term debt	685,000	958,234
Payments of long-term debt	(700,900)	(515,001)
Payments for debt issuance costs, deferred financing costs and registration costs	(8,381)	(21,213)
Proceeds from SMR transaction	73,129	—
Proceeds from public offerings, net	178,632	171,395
Contributions to MarkWest Liberty Midstream joint venture, net	144,536	—
Proceeds from sale of equity interest in joint venture, net	60,653	—
Share-based payment activity	(1,257)	1,031
Payment of distributions and dividends	(112,605)	(74,915)
Distributions to MarkWest Energy unitholders prior to the Merger	—	(19,651)

Net cash flows provided by financing activities	318,807	499,880

Net increase in cash	61,985	67,218
Cash and cash equivalents at beginning of year	3,321	37,695

Cash and cash equivalents at end of period	$65,306	$104,913

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$51,514	$29,558
Cash paid for income taxes	4,529	17,814
Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$24,322	$67,826
Interest capitalized on construction in progress	9,262	5,035
Property, plant and equipment asset retirement obligation	821	9
Merger step-up of fair value	—	605,100
Issuance of common units for vesting of share-based payment awards	9,088	2,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

        MarkWest Energy Partners, L.P. was formed on January 25, 2002, as a Delaware limited partnership. The Partnership is engaged in the gathering, transportation and processing of natural gas; the transportation, fractionation, marketing and storage of NGLs; and the gathering and transportation of crude oil. The Partnership has extensive natural gas gathering, processing and transmission operations in the southwest, Gulf Coast, and northeast regions of the United States, including the Marcellus Shale, and is the largest natural gas processor in the Appalachian region.

        These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in the context of the consolidated financial statements accompanying notes included in the Partnership's December 31, 2008 Annual Report on Form 10-K as modified by the Current Report on Form 8-K as filed with the SEC on May 18, 2009 for the retrospective application of changes to GAAP related to the presentation of non-controlling interest and the calculation of earnings per share. The presentation of the condensed consolidated statements has been updated to conform to the new requirements of GAAP. In management's opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. Finally, consider that results for the three and nine months ended September 30, 2009 are not necessarily indicative of results for the full year 2009, or any other future period.

        The Partnership's condensed consolidated financial statements include all majority-owned or majority-controlled subsidiaries. In addition, MarkWest Liberty Midstream & Resources, L.L.C. ("MarkWest Liberty Midstream") and MarkWest Pioneer, L.L.C. ("MarkWest Pioneer"), variable interest entities for which the Partnership has been determined to be the primary beneficiary, are included in the condensed consolidated financial statements (see Note 4 for further discussion of MarkWest Liberty Midstream and MarkWest Pioneer). All significant intercompany investments, accounts, and transactions have been eliminated. Investments in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method.

2. Significant Accounting Policies

        There have not been any material changes during the nine months ended September 30, 2009 to the significant accounting policies previously disclosed in the Partnership's 2008 Annual Report on Form 10-K as modified by the Current Report on Form 8-K as filed with the SEC on May 18, 2009 except for the following items related to the accounting for regulated operations, interest rate swaps, and embedded derivatives related to long-term debt.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Significant Accounting Policies (Continued)

  Allowance for Funds Used During Construction

        Allowance for funds used during construction ("AFUDC"), which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of regulated facilities, consists of an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, plant and equipment, with offsetting credits to the Condensed Consolidated Statements of Operations included in Other income, net for the equity component and Interest expense for the interest component. After construction is completed, the Partnership is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Condensed Consolidated Statements of Operations was $5.0 million for the nine months ended September 30, 2009 (an equity component of $2.8 million and an interest expense component of $2.2 million).

  Interest Rate Swaps

        The fair value of the Partnership's interest rate swaps is included as an asset or liability under the caption Fair value of derivative instruments in the Condensed Consolidated Balance Sheets. Changes in the fair value of interest rate swaps are recorded through Derivative gain related to interest expense in the Condensed Consolidated Statements of Operations.

  Embedded Derivatives Related to Long-Term Debt

        The fair value of derivatives related to long-term debt is included as a component of Long-term debt in the Condensed Consolidated Balance Sheet. Changes in the fair value of embedded derivatives related to long-term debt are recorded through Other income, net in the Condensed Consolidated Statements of Operations (see Note 12).

3. Recent Accounting Pronouncements

        In May 2009, the FASB established guidance for the account and reporting of subsequent events, which are events occurring after the balance sheet date but before the financial statements are issued or available to be issued. The new principles describe the circumstances that would require the Partnership to recognize the impact of subsequent events in its financial statements, provides disclosure requirements for subsequent events, and defines the period through which subsequent events must be evaluated. The guidance became effective for the Partnership as of the period ended June 30, 2009, and did not have a material impact on the Partnership's financial statements upon adoption.

        In June 2009, the FASB amended the guidance related to Variable Interest Entities ("VIEs"). The amended guidance changes the criteria for determining if a VIE exists and whether or not a VIE should be consolidated. When this guidance is adopted, the Partnership must reconsider its previous VIE conclusions and what types of financial statement disclosures are appropriate. The amended guidance is effective for the Partnership on January 1, 2010, and the Partnership is currently evaluating the impact on its financial statements.

        In June 2009, the FASB issued guidance that identifies the FASB Accounting Standards Codification (the "FASB Codification") as the source of authoritative GAAP. All of the FASB Codification's content has the same level of authority. The FASB Codification became effective for the

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Recent Accounting Pronouncements (Continued)

Partnership for the interim period beginning July 1, 2009. The adoption of the FASB Codification did not have a material impact on the Partnership's financial statements.

        In September 2009, the FASB amended the accounting guidance for revenue recognition for multiple-deliverable arrangements. The amended guidance establishes a hierarchy for determining the selling price of each individual deliverable and eliminates the residual value method of allocating the selling price. The amended guidance is effective prospectively for all revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Partnership is currently evaluating the impact of the amended guidance on its financial statements.

4. Variable Interest Entities

  MarkWest Liberty Midstream

        On February 27, 2009, the Partnership entered into a joint venture with M&R MWE Liberty LLC ("M&R"), an affiliate of NGP Midstream & Resources, L.P. and its affiliated funds, which is a private equity firm focused on investments in selected areas of the energy infrastructure and natural resources sectors. The joint venture entity, MarkWest Liberty Midstream, operates in the natural gas midstream business in and around the Marcellus Shale in western Pennsylvania and northern West Virginia. The Partnership contributed its existing Marcellus Shale natural gas gathering and processing assets to MarkWest Liberty Midstream in exchange for a 60% ownership interest. The agreed-to value of the contributed assets was approximately $107.5 million. At closing, M&R contributed cash of $50.0 million in exchange for a 40% ownership interest. A wholly-owned subsidiary of the Partnership serves as the operator of MarkWest Liberty Midstream and provides the field operating and general and administrative services. A portion of the fee for providing these services is fixed.

        The Partnership has determined that MarkWest Liberty Midstream is a variable interest entity primarily due to the insufficiency of equity, as defined in the generally accepted accounting principles for consolidation, at its inception as evidenced by the capital requirements outlined below. The Partnership is considered the primary beneficiary due mainly to its 60% share of profits and losses relative to the equal participation by both members in certain management decisions. The Partnership assumes additional variability based on its compensation as the operator of MarkWest Liberty Midstream. The Partnership's maximum exposure to loss as a result of its involvement with MarkWest Liberty Midstream includes its equity investment, the additional capital contribution commitments and any operating expense in excess of its compensation as the operator of MarkWest Liberty Midstream. MarkWest Liberty Midstream will be funded entirely by the Partnership and M&R and has no debt.

        M&R has contributed an additional $100.0 million through the end of the third quarter of 2009 and will contribute at least an additional $50.0 million during the remainder of 2009 to fund the capital expenditures of MarkWest Liberty Midstream. If MarkWest Liberty Midstream capital expenditures during 2009 exceed M&R's quarterly contributions, the Partnership is required to fund the excess. The Partnership contributed approximately $8.0 million to MarkWest Liberty Midstream during the nine months ended September 30, 2009. As M&R contributed the majority of capital associated with 2009 capital expenditures, the capital contributed to MarkWest Liberty Midstream is disproportionate to each party's respective ownership interest. Under the terms of the joint venture agreement, M&R received a special $1.7 million non-cash allocation of net income from MarkWest Liberty Midstream for

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Variable Interest Entities (Continued)

the three and nine months ended September 30, 2009 because its capital contributed exceeded its 40% ownership interest. The Partnership will make additional capital contributions to fund MarkWest Liberty Midstream's capital expenditures between January 1, 2010 and December 31, 2011 in order for the Partnership's share of contributed capital to be proportionate to its ownership interest. MarkWest Liberty Midstream's capital plan for 2010 and 2011 has not been finalized and the exact timing of these contributions is currently uncertain. If the Partnership has not contributed capital in proportion to its ownership interest by the end of 2011, M&R may require the Partnership to contribute the amount of the shortfall at December 31, 2011, or may allow the Partnership to continue to fund 100% of MarkWest Liberty Midstream's capital expenditures until its total contributed capital is proportionate to its 60% ownership interest. After the date at which each party's contributed capital is proportionate to its respective ownership interest, M&R will have the option to fund future capital expenditures in relation to its ownership interest or have its ownership interest diluted to the extent that it elects not to fund its proportionate share.

        Effective November 1, 2009, the Partnership and M&R executed the Second Amended and Restated Limited Liability Company Agreement of MarkWest Liberty Midstream ("Amended Liberty Agreement"). Refer to Note 22 for further discussion of the Amended Liberty Agreement.

  MarkWest Pioneer

        MarkWest Pioneer is the owner and operator of the Arkoma Connector Pipeline, a 50-mile interstate pipeline that was placed in service in July 2009 and provides approximately 638,000 Dth/d of Woodford Shale takeaway capacity and interconnects with the Midcontinent Express Pipeline and the Gulf Crossing Pipeline. A wholly-owned subsidiary of the Partnership serves as the operator of MarkWest Pioneer and provides the field operating and general and administrative services for fixed fees.

        On May 1, 2009, the Partnership entered into a joint venture with Arkoma Pipeline Partners, LLC ("ArcLight"), an affiliate of ArcLight Capital Partners, LLC which is an investment firm focused on opportunities throughout the energy industry. ArcLight acquired a 50% equity interest in MarkWest Pioneer for a total purchase price of $62.5 million. The Partnership retained a 50% equity interest and is obligated to fund all capital expenditures necessary to complete construction of the Arkoma Connector Pipeline in excess of $125.0 million (the "Excess Capital Expenditures").

        The Partnership has determined that MarkWest Pioneer is a variable interest entity under generally accepted accounting principles for consolidation. This determination is based primarily on disproportionate economic interests as compared to voting interests. The Partnership has economic interests that do not match its 50% voting interest due to its obligation to fund the Excess Capital Expenditures.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Variable Interest Entities (Continued)

        The Partnership reflected the following amounts in its Condensed Consolidated Balance Sheet for MarkWest Liberty Midstream and MarkWest Pioneer (in thousands):

	As of September 30, 2009
	MarkWest Liberty Midstream	MarkWest Pioneer
ASSETS
Cash and cash equivalents	$7,914	$80
Receivables and other current assets(1)	20,189	1,247
Property, plant and equipment, net of accumulated depreciation of $5,409 and $1,472, respectively	257,202	153,721
Other long-term assets	10,656	—

Total assets	$295,961	$155,048

LIABILITIES
Other current liabilities	$21,126	$2,298
Other long-term liabilities	77	275

Total liabilities	$21,203	$2,573

(1)
Includes $10.0 million of cash which is restricted for the approved use of MarkWest Liberty Midstream and is not available to the Partnership for any other purpose.

        The assets of MarkWest Liberty Midstream and MarkWest Pioneer are the property of the respective ventures and are not available to the Partnership for any other purpose, including collateral for its secured debt (see Note 12 and Note 20). The liabilities of MarkWest Liberty Midstream and MarkWest Pioneer do not represent additional claims against the Partnership's general assets. The Partnership's Liberty segment includes the results of operations of MarkWest Liberty Midstream (see Note 19). The Partnership's Southwest segment includes the results of operations of MarkWest Pioneer (see Note 19). The cash flow information for MarkWest Liberty Midstream and MarkWest Pioneer comprise substantially all of the cash flow information of non-guarantors (see Note 20).

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Variable Interest Entities (Continued)

        The following table shows the net income (loss) attributable to the Partnership and transfers to the non-controlling interests for the three and nine months ended September 30, 2009 (in thousands).

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income (loss) attributable to the Partnership	$8,280	$(88,875)
Transfers to the non-controlling interests:
Decrease in Partners' Capital for transaction costs related to sale of equity interest in MarkWest Liberty Midstream and MarkWest Pioneer	—	(7,311)
Decrease to Partners' Capital for transfer to non-controlling interest from sale of equity interest in MarkWest Pioneer(1)	(9,039)	(14,928)

Net loss attributable to the Partnership and transfers to the non-controlling interests	$(759)	$(111,114)

(1)
Decrease to Partners' Capital for transfer to non-controlling interest is determined based on the total amount of Excess Capital Expenditures funded by the Partnership. As of September 30, 2009, the decrease reflects an estimate shown net of tax benefit, and is subject to further adjustment.

5. Sale of Steam Methane Reformer

        On September 1, 2009, the Partnership completed the sale of the Steam Methane Reformer ("SMR") currently being constructed at its Javelina gas processing and fractionation facility in Corpus Christi, Texas. Under the terms of the agreement, the Partnership received proceeds of $73.1 million and the purchaser will complete the construction of the SMR. The Partnership and the purchaser also executed a related hydrogen supply agreement under which the Partnership will receive all of the hydrogen produced by the SMR for the next 20 years in exchange for processing fees and the reimbursement of certain other expenses. The processing fee payments will begin when the SMR commences operations, which is expected to occur in March 2010. In accordance with generally accepted accounting principles, the Partnership is deemed to have continuing involvement with the SMR as a result of certain provisions in the related agreements. Therefore, the transaction is treated as a financing arrangement, not an asset sale. The Partnership will continue to report an asset, and the related depreciation, for the capitalized costs of constructing the SMR prior to the transaction closing date and will record the proceeds from the transaction as a liability ("SMR Liability"). The Partnership will impute interest on the SMR Liability at 9.35% annually, its incremental borrowing rate at the time of the transaction. Until the SMR is placed into service and the Partnership begins payment of the processing fee under the hydrogen supply agreement, the accrued interest on the SMR Liability will be capitalized. Each processing fee payment will have multiple elements: reduction of principal of the SMR Liability, interest expense associated with the SMR Liability, and facility expense related to the

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Sale of Steam Methane Reformer (Continued)

operation of the SMR. As of September 30, 2009, the following amounts related to the SMR are included in the accompanying Condensed Consolidated Balance Sheets (in thousands).

ASSETS
Property, plant and equipment, net of accumulated depreciation of $0	$82,159
LIABILITIES
Other current liabilities	$786
Other long-term liabilities	72,912

6. Derivative Financial Instruments

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

(unaudited)

6. Derivative Financial Instruments (Continued)

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

        The Partnership's Credit Agreement limits its ability to enter into transactions with parties that require margin calls under certain derivative instruments and prevents members of the participating bank group from requiring margin calls. As of September 30, 2009 approximately 6% of the Partnership's derivative positions, measured volumetrically, are with non-bank group counterparties and are subject to margin deposit requirements under OTC agreements that it meets with letters of credit, if necessary. In the unlikely event that the Partnership were unable to meet these margin calls with letters of credit, it would be forced to terminate the corresponding contracts.

Interest Rate Contracts

        In order to maintain a cost effective capital structure, the Partnership borrows funds using a combination of fixed and variable rate debt. The Partnership uses interest rate swap contracts to manage the interest rate risk associated with the fair value of its fixed rate borrowings and to effectively convert a portion of the underlying cash flows related to its long-term fixed rate debt securities into variable rate cash flows in order to achieve its desired mix of fixed and variable rate debt. As a result, the Partnership's future cash flows from these agreements will vary with the market rate of interest.

Other Contracts—Embedded Derivatives Related to Long-Term Debt

        On May 26, 2009, the Partnership completed the private placement of senior notes with two contingent written put options as described in Note 12. The written put options are considered embedded derivatives and are not considered clearly and closely related to the indenture. In accordance with generally accepted accounting principles, when a hybrid contract contains more than one embedded derivative requiring separate accounting, the embedded derivatives must be aggregated and accounted for as one compound embedded derivative. The initial fair value of the compound embedded derivative in the indenture (the "Compound Derivative") was recorded as a component of Long-term debt in the Condensed Consolidated Balance Sheets with a corresponding increase in the recorded balance of the original issue discount related to the senior notes issued in May 2009.

        The Partnership values its derivative instruments and estimates fair value as discussed in Note 7. The Partnership has not designated any of its instruments as cash flow or fair value hedges. The Partnership did not designate any contracts as normal purchase or sales contracts.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Derivative Financial Instruments (Continued)

        The impact of the Partnership's derivative instruments on its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations are summarized below (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative contracts not designated as hedging instruments and their balance sheet location	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008
Commodity Contracts
Fair value of derivative instruments—current	$16,397	$126,949	$(35,134)	$(37,633)
Fair value of derivative instruments—long-term	29,768	55,389	(33,663)	(14,801)
Interest rate contracts
Fair value of derivative instruments—current	1,399	—	—	—
Fair value of derivative instruments—long-term	866	—	—	—
Other Contracts
Long-term debt	—	—	(246)	—

Total	$48,430	$182,338	$(69,043)	$(52,434)

	Three months ended September 30,		Nine months ended September 30,
Derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in income
	2009	2008	2009	2008
Revenue: Derivative gain (loss)
Realized gain (loss)	$9,254	$(22,197)	$85,667	$(64,961)
Unrealized gain (loss)	504	285,008	(150,840)	(31,069)

Total Revenue: derivative gain (loss)	9,758	262,811	(65,173)	(96,030)

Derivative (loss) gain related to purchased product costs
Realized (loss) gain	(15,271)	7,419	(42,530)	15,858
Unrealized gain (loss)	7,455	(74,993)	2,576	(4,338)

Total derivative (loss) gain related to purchased product costs	(7,816)	(67,574)	(39,954)	11,520

Derivative loss related to facility expenses
Unrealized loss	(1,347)	(1,748)	(122)	(1,395)
Derivative gain related to interest expense
Unrealized gain	2,265	—	2,265	—
Other income, net
Unrealized gain	189	—	280	—

Total gain (loss)	$3,049	$193,489	$(102,704)	$(85,905)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Derivative Financial Instruments (Continued)

        The change in fair value of commodity and interest rate contracts, realized and unrealized, are recorded in separate line items Derivative gain or loss related to either revenue, purchased product costs, facility expenses, or interest expense in the accompanying Condensed Consolidated Statements of Operations. Revenue gains and losses relate to contracts utilized to economically hedge the cash flow for the sale of a product. Purchased product costs gains and losses relate to contracts utilized to economically hedge costs, typically in a keep-whole arrangement. Facility expenses gains and losses relate to a contract utilized to economically hedge electricity costs for a facility. Interest expense gains relate to interest rate swaps. The unrealized gain or loss related to changes in the fair value of the Compound Derivative is recorded in Other income, net in the accompanying Condensed Consolidated Statements of Operations.

        At September 30, 2009, the fair value of the Partnership's commodity derivative contracts is inclusive of premium payments of $9.2 million, net of amortization. The Partnership amortizes the premium payments over the effective term of the underlying derivative commodity option contracts through realized gain (loss). For the three months ended September 30, 2009 and 2008, the Realized gain (loss)—revenue includes amortization of premium payments of $1.5 million and $0.7 million, respectively. For the nine months ended September 30, 2009 and 2008, the Realized gain (loss)—revenue includes amortization of premium payments of $4.2 million and $1.1 million, respectively.

Credit Risk Contingent Feature

        The Partnership has a contractual arrangement with one non-bank group counterparty that contains a credit risk contingent feature. The Partnership has OTC swap and put positions with this counterparty. This arrangement contains provisions that if the Partnership's credit rating for its long-term senior unsecured debt, as announced by Moody's Investors Service, Inc. and Standard and Poor's Corporation were to decline below B3 or B-, respectively, the Partnership would be required to post additional collateral in the amount of 15% of all outstanding transactions if the contract value of all outstanding transactions was in a net liability position. The Partnership has a standard master netting arrangement with this counterparty. The aggregate fair value of all derivative contracts with a credit risk related contingent feature that are in a liability position at September 30, 2009 is $3.1 million; however, for all outstanding transactions with this counterparty, the Partnership has a net asset position of $6.7 million. If the credit risk contingent feature was triggered as of September 30, 2009, the Partnership would not be required to post additional collateral as collateral is not required when the net position is an asset. If the Partnership's net position became a liability and collateral was required to be posted, it would be accomplished through a letter of credit due to a restriction in the credit agreement which does not allow cash collateral.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Derivative Financial Instruments (Continued)

Outstanding Derivative Contracts

        The following tables provide information on the volume of the Partnership's derivative activity for positions related to long liquids and keep-whole price risk and interest rate risk at September 30, 2009, including the weighted average prices ("WAVG"):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2009	3,425	$67.50	$77.83	$(5)
2010 (Apr - Dec)	1,297	66.48	74.49	(1,385)
2011	822	60.00	80.13	(1,675)
2012	822	60.00	85.87	(1,648)

WTI Crude Puts	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	Fair Value (in thousands)
2009	2,150	$80.00	$2,026
2010	1,191	80.00	5,893
2011	1,818	80.00	9,804

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2009	1,585	$119.54	$6,890
2010	3,513	69.21	(6,025)
2011	535	68.20	(1,692)
2012	529	70.30	(1,598)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2009	10,667	$8.54	$(3,863)

Interest Rate Swaps	Principal Notional Amount (in thousands)	WAVG LIBOR Spread	Fair Value (in thousands)
2014 (Settlement Dates May 1st & Nov 1st)	$275,000	3.83%	$2,265

        The following tables provide information on the volume of the Partnership's taxable subsidiary's commodity derivative activity for positions related to keep-whole price risk at September 30, 2009, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	648	$70.00	$91.85	$(31)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Derivative Financial Instruments (Continued)

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2009	4,735	$69.53	$(619)
2010	2,906	71.27	(2,872)
2011	3,150	87.27	11,024
2012 (Jan)	2,142	91.50	819

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2009	18,212	$7.66	$(5,175)
2010	10,577	9.44	(10,864)
2011	15,429	8.79	(9,440)
2012	4,225	7.08	109

        The Partnership has a commodity contract with a producer in the Appalachia region which creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The primary term of the commodity contract, a component of a broader regional arrangement, expires on December 31, 2009 but the producer has an option to extend certain contracts through the first quarter of 2015. In October 2009, the producer exercised its right to extend the processing agreement and the commodity contract. The fair value of the commodity contract is marked based on an index price through Derivative loss (gain) related to purchased product costs. As of September 30, 2009, the estimated fair value of this contract was $(11.6) million.

        The Partnership has a commodity contract which gives it an option to fix a component of the utilities cost to an index price on electricity at one of its plant locations. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of September 30, 2009, the estimated fair value of this contract was $(0.8) million.

        During the first quarter of 2009, the Partnership settled a portion of its derivative positions covering 2009, 2010, and 2011 for $15.2 million of net realized gains. The settlement was completed prior to the contractual settlement to improve liquidity and to mitigate credit risk with certain counterparties, and as such does not represent trading activity. The settlement was recorded as $26.5 million of realized gains in Realized gain (loss)—revenue and $11.3 million loss is included in Derivative loss (gain) related to purchased product costs in the accompanying Condensed Consolidated Statements of Operations.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Fair Value

        The following table presents the Partnership's financial instruments carried at fair value as of September 30, 2009 and December 31, 2008, in accordance with the hierarchy defined in generally accepted accounting principles for fair value measurements (in thousands):

	Assets		Liabilities
As of September 30, 2009	Trading Securities	Derivatives	Derivatives
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—
Significant other observable inputs (Level 2)	—	24,042	(47,348)
Significant unobservable inputs (Level 3)	—	24,388	(21,695)

Total carrying value in Condensed Consolidated Balance Sheet	$—	$48,430	$(69,043)

	Assets		Liabilities
As of December 31, 2008	Trading Securities	Derivatives	Derivatives
Quoted prices in active markets for identical assets (Level 1)	$—	$—	$—
Significant other observable inputs (Level 2)	—	106,826	(49,378)
Significant unobservable inputs (Level 3)	512	75,512	(3,056)

Total carrying value in Condensed Consolidated Balance Sheet	$512	$182,338	$(52,434)

Changes in Level 3 Fair Value Measurements

        The determination to classify a financial instrument with Level 3 of the valuation hierarchy is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 inputs, observable inputs (that is, inputs that are actively quoted and can be validated to external sources); accordingly, the gains and losses for Level 3 financial instruments include changes in fair value due in part to observable inputs that are part of the valuation methodology. Level 3 financial instruments include interest rate swaps, crude oil options, all NGL transactions and the Compound Derivative as they have significant unobservable market parameters. Depending on the Level 3 financial instrument significant unobservable inputs include volatilities associated with option contracts, commodity prices interpolated and extrapolated due to inactive markets, and for the Compound Derivative assumptions about the probability of specific events occurring in the future.

        The tables below include a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2009 and 2008 (including the change in fair value) for financial instruments classified by the Partnership within Level 3 of the valuation hierarchy (in thousands). For the period ended September 30, 2008 the Partnership considered options to be Level 2. After further

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Fair Value (Continued)

consideration, options are considered Level 3 due to significant unobservable inputs. Therefore, the rollforwards presented below for the three and nine months ended September 30, 2009 include options.

	Three Months Ended
	September 30, 2009		September 30, 2008
	Trading Securities	Derivatives (net)	Trading Securities	Derivatives (net)
Fair Value at Beginning of Period	$—	$10,034	$1,198	$(187,353)
Total gain or loss (realized and unrealized) included in earnings(a)(b)	—	(3,913)	—	105,864
Purchases, sales, issuances and settlements (net)	—	(3,428)	—	17,543
Transfers in or out of Level 3 (net)	—	—	—	—

Fair Value at End of Period	$—	$2,693	$1,198	$(63,946)

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 and 2008, respectively(a)	$—	$(5,237)	$—	$109,455

	Nine Months Ended
	September 30, 2009		September 30, 2008
	Trading Securities	Derivatives (net)	Trading Securities	Derivatives (net)
Fair Value at Beginning of Period	$512	$72,456	$3,674	$(84,367)
Total gain or loss (realized and unrealized) included in earnings(a)(b)	40	(36,915)	(76)	(46,219)
Purchases, sales, issuances and settlements (net)	(552)	(32,848)	(2,400)	66,640
Transfers in or out of Level 3 (net)	—	—	—	—

Fair Value at End of Period	$—	$2,693	$1,198	$(63,946)

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 and 2008, respectively(a)	$—	$(42,471)	$(76)	$(4,367)

(a)
See Note 6 for the financial statement presentation of gains and losses on derivatives.

(b)
Gains and losses on trading securities are realized and recorded in Other income, net.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Fair Value (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of June 30, 2009, certain long-lived assets of Wirth Gathering Partnership ("Wirth"), a consolidated subsidiary, were required to be measured at fair value in conjunction with the Partnership's impairment evaluation for long-lived assets. Property, plant and equipment and intangible assets with a net book value of $5.2 million and $0.7 million, respectively, were written down to an estimated fair value of zero, resulting in an impairment charge of $5.9 million. The Partnership estimated the fair value of these assets based on an income approach using significant unobservable inputs (Level 3). See Note 10 for further discussion of the impairment. As of September 30, 2009, there were no assets or liabilities to be measured at fair value on a nonrecurring basis.

8. Inventories

        Inventories are included in Receivables and other current assets in the Condensed Consolidated Balance Sheet. Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Natural gas and natural gas liquids	$22,660	$29,171
Spare parts	7,766	2,385

Total inventories	$30,426	$31,556

9. Goodwill

        The Partnership's $9.4 million goodwill balance as of September 30, 2009 and December 31, 2008 consisted of $3.9 million allocated to the Northeast segment and $5.5 million allocated to the Southwest segment. The goodwill balance is included in Other long-term assets in the Condensed Consolidated Balance Sheet. Goodwill is not amortized but instead tested for impairment annually on November 30, or more frequently when events and circumstances occur indicating that the recorded goodwill may not be recoverable. As of September 30, 2009, the Partnership did not test goodwill for impairment as there were no indicators that the goodwill balance may not be recoverable.

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Impairment of Long-Lived Assets (Continued)

        An analysis completed during the second quarter of 2009 indicated that the future estimated operating cash flows could be at or below zero for Wirth, which operates a small natural gas gathering system included in the Partnership's Southwest segment. The Partnership owns a 50% interest in Wirth and consolidates its assets, liabilities, and results of operations in the accompanying Condensed Consolidated Financial Statements. Wirth's expected future cash flows were adversely impacted by a significant reduction to the primary producer's drilling plan disclosed in the second quarter of 2009, as well as increased operating expenses resulting from an agreement reached in May 2009 with the non-controlling partner. The Partnership used the income approach for determining the assets' fair value and recognized an impairment of long-lived assets of approximately $5.9 million for the nine months ended September 30, 2009. After considering the impact of the non-controlling interest, the impairment increased the net loss attributable to the Partnership for the nine months ended September 30, 2009 by approximately $2.9 million, before provision for income tax.

11. Investments in Unconsolidated Affiliates

        The Partnership's investment in its unconsolidated affiliates, Starfish Pipeline Company, L.L.C. ("Starfish") and Centrahoma Processing L.L.C. ("Centrahoma"), is included in Other long-term assets in the accompanying Condensed Consolidated Balance Sheet. The Partnership's share of income from its investments in unconsolidated affiliates is included in Earnings (loss) from unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations.

        Summarized financial information for 100% of Starfish and the Partnership's share of Starfish's net income (loss) is as follows (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$8,566	$5,247	$22,636	$19,624
Operating income (loss)	4,102	(399)	12,389	3,800
Net income (loss)	806	(355)	3,780	4,188
Partnership's share of net income (loss)	$403	$(248)	$1,848	$1,878

        In addition, the Partnership settled certain insurance claims related to damage and business interruption caused by Hurricane Ike in 2008. Total insurance proceeds of $0.7 million are included in Other income, net in the Condensed Consolidated Statements of Operations.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Investments in Unconsolidated Affiliates (Continued)

        Summarized financial information for 100% of Centrahoma and the Partnership's share of Centrahoma's net income (loss) is as follows (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$2,369	$2,410	$6,568	$4,455
Operating income	556	138	2,324	134
Net (loss) income	(585)	138	(1,471)	134
Partnership's share of net (loss) income	$(234)	$52	$(588)	$54

        The table below shows the carrying value of the Partnership's investments in unconsolidated affiliates (in thousands):

	September 30, 2009	December 31, 2008
Investment in Starfish	$24,291	$17,181
Investment in Centrahoma	29,496	28,911

Total investment in unconsolidated affiliates	$53,787	$46,092

12. Long-Term Debt

        Long-term debt is summarized below (in thousands):

	September 30, 2009	December 31, 2008
Credit Facility
Revolver facility, 5.0% and 2.51% interest at September 30, 2009 and December 31, 2008, respectively, due February 2012	$51,800	$184,700
Senior Notes (collectively the "Senior Notes")
Senior Notes, 6.875% interest, net of discount of $8,501 and $9,676, respectively, issued October 2004 and due November 2014	216,499	215,324
Senior Notes, 6.875% interest, net of discount of $31,172 and $0, respectively, issued May 2009 and due November 2014(1)	119,074	—
Senior Notes, 8.5% interest, net of discount of $792 and $882, respectively, issued July 2006 and due July 2016	274,208	274,118
Senior Notes, 8.75% interest, net of discount of $1,083 and $1,177, respectively, issued April 2008 and due April 2018	498,917	498,823

Total long-term debt	$1,160,498	$1,172,965

(1)
Includes fair value of approximately $0.2 million of written put options as discussed below.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Long-Term Debt (Continued)

  Credit Facility

        On January 28, 2009, the Partnership entered into the first amendment to its Partnership Credit Agreement which became effective March 2, 2009. The amendment expands the Partnership's borrowing capacity under the revolving facility by $85.6 million from $350.0 million to $435.6 million. Pursuant to the amendment, the term of the original credit agreement has been reduced by one year and is now due on February 20, 2012. The accordion feature established under the original credit agreement was reset to $200.0 million of uncommitted funds. The borrowings under the revolving credit facility of the Partnership Credit Agreement continue to bear interest at a variable interest rate, plus basis points. The variable interest rate typically is based on LIBOR; however, in certain borrowing circumstances the rate would be based on the higher of a) the Federal Funds Rate plus 0.5%, and b) a rate set by the Partnership Credit Agreement's administrative agent, based on the U.S. prime rate. The basis points correspond to the ratio of the Partnership's Consolidated Funded Debt (as defined in the Partnership Credit Agreement) to Adjusted Consolidated EBITDA (as defined in the Partnership Credit Agreement). Under the original agreement, the basis points ranged from 50 to 125 for Base Rate loans, and 150 to 225 for LIBOR loans. Under the terms of the amendment, the basis points range from 150 to 225 for Base Rate loans and 250 to 325 for LIBOR loans. The amendment also established a floor of 2% for the LIBOR rate used to determine the interest rate on the LIBOR loans. The Partnership incurred and capitalized approximately $4.3 million of debt modification fees and other professional services as a result of the amendment. The amendment also resulted in the write-off of approximately $0.3 million of previously capitalized deferred finance costs during the first quarter of 2009, which is included in Amortization of deferred financing costs and discount in the accompanying Condensed Consolidated Statements of Operations.

        Under the provisions of the Partnership Credit Agreement, the Partnership is subject to a number of restrictions and covenants as defined by the agreement. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The credit facility is guaranteed and collateralized by substantially all of the Partnership's assets and those of its wholly-owned subsidiaries. As of September 30, 2009, the Partnership had $51.8 million of borrowings outstanding and $31.5 million of letters of credit outstanding under the revolving credit facility, leaving approximately $352.3 million available for borrowing.

        The recorded value of the amounts outstanding under the revolving credit facility as of September 30, 2009 approximates fair value due to the short-term nature of the borrowings and the variable interest rate that reflects current market conditions.

  Senior Notes

        As of September 30, 2009, MarkWest Energy Partners, L.P. in conjunction with its wholly-owned subsidiary MarkWest Energy Finance Corporation (the "Issuers") had four series of Senior Notes outstanding. On May 26, 2009, the Issuers completed a private placement of $150.0 million in aggregate principal amount of 6.875% senior unsecured notes due 2014 to qualified institutional buyers under Rule 144A. The Partnership received proceeds of approximately $113.8 million, after deducting the initial purchasers' discounts and other expenses of the private placement. The proceeds were primarily used to repay borrowings under the Partnership's revolving credit facility. Interest on these senior notes is payable on each May 1 and November 1 and will accrue from May 26, 2009.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Long-Term Debt (Continued)

        On July 2, 2009, the Partnership filed an exchange offer registration statement, pursuant to the registration rights agreement for the senior notes issued in May 2009. The exchange offering was initiated in the fourth quarter of 2009 and is currently in process.

        The indenture for the senior notes issued in May 2009 contains the following two contingent written put options exercisable by the debt holders (see Note 6 for more information on the separate accounting for the written put options and Note 7 for more information on the determination of the fair value):

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

        The estimated fair value of all outstanding Senior Notes was approximately $1,121.5 million and $627.1 million at September 30, 2009 and December 31, 2008, respectively, based on quoted market prices.

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Income Taxes

        A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate of 35% to the income (loss) before provision for income tax for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine months ended September 30, 2009
	Corporation	Partnership	Eliminations	Consolidated
Loss before provision for income tax	$(72,819)	$(32,505)	$(9,800)	$(115,124)

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$(25,486)	$—	$—	$(25,486)
Permanent items	(6)	—	—	(6)
State income taxes net of federal benefit	(1,794)	(216)	—	(2,010)
Provision on income from Class A units	(1,072)	—	—	(1,072)
Excess book deduction related to equity compensation	408	3	—	411

Provision for income tax	$(27,950)	$(213)	$—	$(28,163)

Effective tax rate				24.5%

	Nine months ended September 30, 2008
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$1,876	$48,020	$(8,775)	$41,121

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$657	$—	$—	$657
Permanent items	8	—	—	8
State income taxes net of federal benefit	47	302	—	349
Provision on income from Class A units	8,188	—	—	8,188
Write-off of deferred income tax assets	7,471	—	—	7,471
Other	(211)	—	—	(211)

Provision for income tax	$16,160	$302	$—	$16,462

Effective tax rate				40.0%

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Incentive Compensation Plans

Compensation Expense

        Total compensation expense recorded for share-based pay arrangements is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Phantom units	$1,583	$3,087	$5,755	$9,261
Distribution equivalent rights	328	230	996	468
Restricted stock	—	—	—	75
General partner interests under Participation Plan	—	—	—	5,470

Total compensation expense	$1,911	$3,317	$6,751	$15,274

        The interests in the Partnership's General Partner sold by the Corporation to certain directors and employees were sold under an arrangement referred to as the Participation Plan which was considered a compensatory arrangement. In conjunction with the Merger, all of the outstanding interests in the General Partner were acquired for a combination of 0.9 million common units with a fair value of approximately $30.1 million and approximately $21.5 million in cash.

        As of September 30, 2009, total compensation expense not yet recognized related to the unvested awards under the 2008 LTIP and 2006 Hydrocarbon Plan was approximately $16.2 million, with a weighted average remaining vesting period of approximately 1.3 years. Total compensation expense not yet recognized related to unvested awards under the 2002 LTIP was approximately $0.5 million, with a weighted-average remaining vesting period of approximately 0.7 years. The actual compensation expense recognized for awards under the 2002 LTIP may differ as they qualify as liability awards. The compensation expense recognized for liability awards is affected by changes in the fair value of the awards.

2008 LTIP, 2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan

        The following is a summary of phantom unit activity under the 2008 LTIP, 2006 Hydrocarbon Plan and 1996 Hydrocarbon Plan:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2008	909,306	$31.80
Granted(1)	437,535	8.47
Vested(2)	(296,818)	31.93
Forfeited(3)	(30,233)	20.45

Unvested at September 30, 2009(4)	1,019,790	22.08

(1)
Includes 154,500 phantom units granted to senior executives and other key employees which contain performance vesting criteria ("performance units").

(2)
Includes 139,050 performance units.

(3)
Includes 13,950 performance units.

(4)
Includes 465,000 performance units. Compensation expense recorded for the performance units expected to vest was approximately $0.3 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Incentive Compensation Plans (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Total grant-date fair value of phantom units granted during the period	$47	$198	$3,705	$29,351
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$414	$424	$9,478	$549

2002 LTIP

        The following is a summary of phantom unit activity under the 2002 LTIP:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2008	145,927	$31.45
Vested	(67,818)	29.86
Forfeited	(5,482)	33.56

Unvested at September 30, 2009	72,627	32.78

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Total grant-date fair value of phantom units granted during the period	$—	$—	$—	$2,670
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$49	$72	$867	$1,943

15. Equity Offerings

        On August 18, 2009, the Partnership completed a public offering of approximately 6.03 million newly issued common units, which included the exercise of the overallotment option by the underwriters, representing limited partner interests at a purchase price of $20.95 per common unit. Net proceeds of approximately $121.0 million were used to partially fund the Partnership's 2009 capital expenditure requirements, and the remainder was used to pay down borrowings under its revolving credit facility of the Partnership Credit Agreement.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Equity Offerings (Continued)

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

16. Earnings Per Unit

        The Partnership's outstanding phantom units are considered to be participating securities, and therefore basic and diluted earnings per common unit are calculated pursuant to the two-class method described in the generally accepted accounting principles for earnings per share. In accordance with the two-class method, basic earnings per common unit is calculated by dividing net income attributable to the Partnership, after deducting amounts that are allocable to the outstanding phantom units, by the weighted-average number of common units outstanding during the period. The amount allocable to the phantom units is generally calculated as if all of the net income attributable to the Partnership were distributed, and not on the basis of actual cash distributions for the period. However, during periods in which a net loss attributable to the Partnership is reported or periods in which the total distributions exceed the reported net income attributable to the Partnership, the amount allocable to the phantom units is based on actual distributions to the phantom unit holders. Diluted earnings per unit is calculated by dividing net income attributable to the Partnership, after deducting amounts allocable to the outstanding phantom units, by the weighted-average number of potential common units outstanding during the period. Potential common units are excluded from the calculation of diluted earnings per unit during periods in which the Partnership incurs a net loss as the impact would be anti-dilutive.

        The following table shows the computation of basic and diluted net income (loss) attributable to the Partnership per common unit, for the three and nine months ended September 30, 2009 and 2008,

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Earnings Per Unit (Continued)

and the weighted-average units used to compute diluted net income (loss) attributable to the Partnership per common unit (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to the Partnership	$8,280	$186,546	$(88,875)	$27,930
Less: Income allocable to phantom units	374	3,174	1,146	918

Income (loss) available for common unitholders	$7,906	$183,372	$(90,021)	$27,012

Weighted average common units outstanding—basic	63,026	56,635	59,168	49,123
Effect of dilutive instruments	—	—	—	4

Weighted average common units outstanding—diluted	63,026	56,635	59,168	49,127

Net income (loss) attributable to the Partnership's common unitholders
Basic	$0.13	$3.24	$(1.52)	$0.55
Diluted	$0.13	$3.24	$(1.52)	$0.55

17. Distributions to Unitholders

Quarter Ended	Distribution Per Common Unit	Declaration Date	Ex-dividend Date	Record Date	Payment Date
September 30, 2009	$0.64	October 22, 2009	October 29, 2009	November 2, 2009	November 13, 2009
June 30, 2009	$0.64	July 23, 2009	July 30, 2009	August 3, 2009	August 14, 2009
March 31, 2009	$0.64	April 23, 2009	April 30, 2009	May 4, 2009	May 15, 2009
December 31, 2008	$0.64	January 27, 2009	February 4, 2009	February 6, 2009	February 13, 2009

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

18. Commitments and Contingencies (Continued)

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company. The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable Production Company and leased and operated by a subsidiary, MarkWest Energy Appalachia, L.L.C. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1.1 million. An administrative hearing on the matter, previously set for the last week of March 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to respond to MarkWest's and Equitable's motions to dismiss count one of the NOPV, which involves $0.8 million of the $1.1 million proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. The administrative hearing request was withdrawn by MarkWest and Equitable in October 2009, and the case will proceed to initial resolution on the briefs, exhibits and other documents filed or submitted by the parties in the matter. MarkWest believes it has viable and mitigating defenses to the remaining counts and will vigorously defend all applicable assertions of violations at the hearing.

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

SMR Transaction

        On September 1, 2009, the Partnership entered into a hydrogen supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for all of the hydrogen processed by the SMR (see Note 5 for further discussion of this agreement and the related SMR transaction). The hydrogen received under this agreement will be sold to a refinery customer pursuant to a corresponding long-term agreement. The minimum amounts payable annually under the hydrogen

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

18. Commitments and Contingencies (Continued)

supply agreement, excluding the potential impact of inflation adjustments per the agreement, are as follows (in thousands):

Year ending December 31,
2009	$—
2010	14,510
2011	17,412
2012	17,412
2013	17,412
2014 and thereafter	281,494

$348,240

19. Segment Information

        The Partnership's chief operating decision maker is the Chief Executive Officer ("CEO"). The CEO reviews the Partnership's discrete financial information on a geographic and operational basis, as the products and services are closely related within each geographic region and business operation. Accordingly, the CEO makes operating decisions, assesses financial performance and allocates resources on a geographic basis. The Partnership has four segments: Southwest, Northeast, Gulf Coast and Liberty. The Southwest segment provides gathering, processing, transportation, and storage services. The Northeast segment provides gathering, processing, transportation, fractionation and storage services. The Gulf Coast segment provides processing, transportation, fractionation and storage services. The Liberty segment provides gathering, processing, and transportation services. The Liberty segment is a new segment beginning in 2009 and consists primarily of the operations in the Marcellus Shale region of western Pennsylvania and northern West Virginia. For the year ended December 31, 2008, the results of operations in the Liberty segment were included in the Northeast segment because all of the aggregation criteria under the generally accepted accounting principles for segment reporting were satisfied and the results of the Liberty segment were immaterial. However, because the Liberty operations may grow to become a larger portion of the Partnership's business, management believes that transparency to the Liberty segment will provide useful information to investors.

        The Partnership prepares segment information in accordance with generally accepted accounting principles. Certain items below Income (loss) from operations in the accompanying Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any unrealized gains (losses) from derivative instruments are not allocated to individual segments. Management does not consider these items allocable to or controllable by any individual segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Segment Information (Continued)

        The tables below present information about operating income for the three and nine months ended September 30, 2009 and 2008 and capital expenditures for the reported segments for the nine months ended September 30, 2009 and 2008 (in thousands).

Three months ended September 30, 2009 and 2008

	Southwest	Northeast	Liberty	Gulf Coast	Total
Three months ended September 30, 2009:
Revenue	$123,792	$55,554	$12,790	$15,797	$207,933
Operating expenses:
Purchased product costs	53,425	34,506	3,155	—	91,086
Facility expenses	17,893	4,832	3,435	3,869	30,029

Total operating expenses before items not allocated to segments	71,318	39,338	6,590	3,869	121,115
Portion of operating income attributable to non-controlling interests	980	—	2,470	—	3,450

Operating income before items not allocated to segments	$51,494	$16,216	$3,730	$11,928	$83,368

	Southwest	Northeast	Liberty(1)	Gulf Coast	Total
Three months ended September 30, 2008:
Revenue	$192,675	$82,418	$—	$28,467	$303,560
Operating expenses:
Purchased product costs	120,208	51,331	—	—	171,539
Facility expenses	16,670	6,172	—	5,085	27,927

Operating income before items not allocated to segments	$55,797	$24,915	$—	$23,382	$104,094

(1)
The Partnership began construction in the Liberty segment in May 2008 and operations commenced in October 2008.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Segment Information (Continued)

        The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the three months ended September 30, 2009 and 2008 (in thousands).

	Three months ended September 30,
	2009	2008
Total segment revenue	$207,933	$303,560
Derivative gain not allocated to segments	9,758	262,811

Total revenue	$217,691	$566,371

Operating income before items not allocated to segments	$83,368	$104,094
Portion of operating income attributable to non-controlling interests	3,450	—
Derivative gain not allocated to segments	595	193,489
Compensation expense included in facility expenses not allocated to segments	(243)	(286)
Facility expenses elimination	107	—
Selling, general and administrative expenses	(15,477)	(15,331)
Depreciation	(25,264)	(17,510)
Amortization of intangible assets	(10,193)	(10,732)
Other operating expenses	(689)	(38)

Income from operations	35,654	253,686
Earnings (loss) from unconsolidated affiliates	169	(196)
Interest expense	(23,440)	(18,928)
Amortization of deferred financing costs and discount (a component of interest expense)	(3,091)	(1,080)
Derivative gain related to interest expense	2,265	—
Other income, net	925	1,322

Income before provision for income tax	$12,482	$234,804

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Segment Information (Continued)

Nine months ended September 30, 2009 and 2008

	Southwest	Northeast	Liberty	Gulf Coast	Total
Nine months ended September 30, 2009:
Revenue	$339,967	$165,765	$29,510	$41,058	$576,300
Operating expenses:
Purchased product costs	150,456	117,540	6,056	—	274,052
Facility expenses	55,703	14,796	10,557	12,303	93,359

Total operating expenses before items not allocated to segments	206,159	132,336	16,613	12,303	367,411
Portion of operating income attributable to non-controlling interests	1,007	—	4,113	—	5,120

Operating income before items not allocated to segments	$132,801	$33,429	$8,784	$28,755	$203,769

Capital expenditures	$197,977	$20,447	$131,315	$36,227	$385,966
Capital expenditures not allocated to segments					2,536

Total capital expenditures					$388,502

	Southwest	Northeast	Liberty(1)	Gulf Coast	Total
Nine months ended September 30, 2008:
Revenue	$536,563	$251,115	$—	$79,082	$866,760
Operating expenses:
Purchased product costs	322,370	157,377	—	—	479,747
Facility expenses	45,189	16,161	—	13,341	74,691

Operating income before items not allocated to segments	$169,004	$77,577	$—	$65,741	$312,322

Capital expenditures	$217,574	$30,157	$13,880	$51,388	$312,999
Capital expenditures not allocated to segments					3,882

Total capital expenditures					$316,881

(1)
The Partnership began construction in the Liberty segment in May 2008 and operations commenced in October 2008.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Segment Information (Continued)

        The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to (loss) income before provision for income tax for the nine months ended September 30, 2009 and 2008 (in thousands).

	Nine months ended September 30,
	2009	2008
Total segment revenue	$576,300	$866,760
Derivative loss not allocated to segments	(65,173)	(96,030)

Total revenue	$511,127	$770,730

Operating income before items not allocated to segments	$203,769	$312,322
Portion of operating income attributable to non-controlling interests	5,120	—
Derivative loss not allocated to segments	(105,249)	(85,905)
Compensation expense included in facility expenses not allocated to segments	(801)	(950)
Facility expenses elimination	215	—
Selling, general and administrative expenses	(46,265)	(54,406)
Depreciation	(69,621)	(48,533)
Amortization of intangible assets	(30,638)	(28,050)
Other operating expenses	(1,579)	(106)
Impairment of long-lived assets	(5,855)	(5,009)

(Loss) income from operations	(50,904)	89,363
Earnings from unconsolidated affiliates	1,260	1,932
Interest expense	(63,964)	(47,527)
Amortization of deferred financing costs and discount (a component of interest expense)	(6,528)	(7,287)
Derivative gain related to interest expense	2,265	—
Other income, net	2,747	4,640

(Loss) income before provision for income tax	$(115,124)	$41,121

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

19. Segment Information (Continued)

        The tables below present information about segment assets as of September 30, 2009 and December 31, 2008 (in thousands):

	Southwest	Northeast	Liberty	Gulf Coast	Total
As of September 30, 2009:
Total segment assets	$1,598,975	$230,294	$295,962	$571,153	$2,696,384
Assets not allocated to segments:
Certain cash and cash equivalents					54,015
Fair value of derivative instruments					48,430
Investment in unconsolidated affiliates(1)					53,787
Other(2)					43,647

Total assets					$2,896,263

(1)
Included in Other long-term assets in the Condensed Consolidated Balance Sheets.

(2)
Includes corporate fixed assets, deferred financing costs, income tax receivable, and other corporate assets not allocated to segments.

	Southwest	Northeast	Liberty	Gulf Coast	Total
As of December 31, 2008:
Total segment assets	$1,487,205	$233,403	$127,785	$548,503	$2,396,896
Assets not allocated to segments:
Certain cash and cash equivalents					137
Fair value of derivative instruments					182,338
Investment in unconsolidated affiliates(1)					46,092
Other(2)					47,591

Total assets					$2,673,054

(1)
Included in Other long-term assets in the Condensed Consolidated Balance Sheets.

(2)
Includes corporate fixed assets, deferred financing costs, income tax receivable and other corporate assets not allocated to segments.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

20. Supplemental Condensed Consolidating Financial Information

        MarkWest Energy Partners has no significant operations independent of its subsidiaries. As of September 30, 2009, the Partnership's obligations under the outstanding Senior Notes (see Note 12) were fully and unconditionally guaranteed, jointly and severally, by all of its wholly-owned subsidiaries. Separate financial statements for each of the Partnership's guarantor subsidiaries are not provided because such information would not be material to its investors or lenders. As of February 2009, following the closing of the joint venture with M&R, and May 2009, following the closing of the joint venture with ArcLight (see Note 4), MarkWest Liberty Midstream and MarkWest Pioneer together with certain of the Partnership's other subsidiaries that do not guarantee the outstanding Senior Notes have significant assets and operations in aggregate. For the purpose of the following financial information, the Partnership's investments in its subsidiaries and the guarantor subsidiaries' investments in their subsidiaries are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities. The operations, cash flows, and financial position of the Co-Issuer, MarkWest Energy Finance Corporation, are not material and therefore have been included with the Parent's financial information. Comparative financial statements have not been provided because the non-guarantor subsidiaries as of December 31, 2008 were minor subsidiaries individually and in the aggregate. Condensed consolidating financial information for MarkWest Energy

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

20. Supplemental Condensed Consolidating Financial Information (Continued)

Partners and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2009 and for the three and nine months ended September 30, 2009 is as follows (in thousands):

Condensed Consolidating Balance Sheet

	As of September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$54,745	$10,561	$—	$65,306
Receivables and other current assets	1,708	139,707	21,788	—	163,203
Intercompany receivables	1,612,499	301,424	—	(1,913,923)	—
Fair value of derivative instruments	281	17,515	—	—	17,796

Total current assets	1,614,488	513,391	32,349	(1,913,923)	246,305
Total property, plant and equipment, net	3,054	1,444,480	412,136	(4,514)	1,855,156
Other long-term assets:
Investment in consolidated affiliates	512,508	195,349	—	(707,857)	—
Intangibles, net of accumulated amortization	—	663,982	623	—	664,605
Fair value of derivative instruments	311	30,323	—	—	30,634
Intercompany notes receivable	223,610	—	—	(223,610)	—
Other long-term assets	21,457	67,449	10,657	—	99,563

Total other long-term assets	757,886	957,103	11,280	(931,467)	794,802

Total assets	$2,375,428	$2,914,974	$455,765	$(2,849,904)	$2,896,263

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Intercompany payables	$—	$1,911,498	$2,425	$(1,913,923)	$—
Fair value of derivative instruments	—	35,134	—	—	35,134
Other current liabilities	41,074	110,784	23,664	—	175,522

Total current liabilities	41,074	2,057,416	26,089	(1,913,923)	210,656
Deferred income taxes	3,489	8,134	—	—	11,623
Intercompany notes payable	—	223,610	—	(223,610)	—
Fair value of derivative instruments	—	33,663	—	—	33,663
Long-term debt, net of discounts	1,160,498	—	—	—	1,160,498
Other long-term liabilities	2,359	79,643	376	—	82,378
Partners' Capital:
MarkWest Energy Partners, L.P. partners' capital	1,168,008	512,508	429,300	(946,322)	1,163,494
Non-controlling interest in consolidated subsidiaries	—	—	—	233,951	233,951

Total partners' capital	1,168,008	512,508	429,300	(712,371)	1,397,445

Total liabilities and partners' capital	$2,375,428	$2,914,974	$455,765	$(2,849,904)	$2,896,263

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

20. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$202,183	$15,508	$—	$217,691
Operating expenses:
Purchased product costs	—	95,726	3,176	—	98,902
Facility expenses	—	27,570	4,049	(107)	31,512
Selling, general and administrative expenses	10,732	5,102	700	(1,057)	15,477
Depreciation and amortization	137	31,579	3,793	(52)	35,457
Other operating expenses	—	687	2	—	689
Impairment of long-lived assets	—	—	—	—	—

Total operating expenses	10,869	160,664	11,720	(1,216)	182,037

(Loss) income from operations	(10,869)	41,519	3,788	1,216	35,654
Earnings from consolidated affiliates	39,900	877	—	(40,777)	—
Other (expense) income	(20,186)	(2,049)	713	(1,650)	(23,172)

Net income (loss) before provision for income tax	8,845	40,347	4,501	(41,211)	12,482
Provision for income tax expense	131	447	—	—	578

Net income (loss)	8,714	39,900	4,501	(41,211)	11,904
Net income attributable to non-controlling interest	—	—	—	(3,624)	(3,624)

Net income (loss) attributable to the Partnership	$8,714	$39,900	$4,501	$(44,835)	$8,280

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

20. Supplemental Condensed Consolidating Financial Information (Continued)

	Nine months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$482,222	$28,905	$—	$511,127
Operating expenses:
Purchased product costs	—	307,901	6,105	—	314,006
Facility expenses	—	83,783	10,499	(215)	94,067
Selling, general and administrative expenses	33,861	13,076	1,697	(2,369)	46,265
Depreciation and amortization	423	93,432	6,498	(94)	100,259
Other operating expenses	—	1,576	3	—	1,579
Impairment of long-lived assets	—	—	5,855	—	5,855

Total operating expenses	34,284	499,768	30,657	(2,678)	562,031

(Loss) income from operations	(34,284)	(17,546)	(1,752)	2,678	(50,904)
Earnings from consolidated affiliates	(313)	186	—	127	—
Other (expense) income	(49,976)	(10,904)	3,852	(7,192)	(64,220)

Net (loss) income before provision for income tax	(84,573)	(28,264)	2,100	(4,387)	(115,124)
Provision for income tax benefit	(212)	(27,951)	—	—	(28,163)

Net (loss) income	(84,361)	(313)	2,100	(4,387)	(86,961)
Net income attributable to non-controlling interest	—	—	—	(1,914)	(1,914)

Net (loss) income attributable to the Partnership	$(84,361)	$(313)	$2,100	$(6,301)	$(88,875)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

20. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(61,492)	$210,814	$3,151	$(4,608)	$147,865
Cash flows from investing activities:
Change in restricted cash	—	—	(10,025)	—	(10,025)
Equity investments	(39,038)	(129,871)	—	162,474	(6,435)
Distributions from consolidated affiliates	10,803	31,152	—	(41,955)	—
Collection of notes receivable	7,790	—	—	(7,790)	—
Capital expenditures	(738)	(164,282)	(228,090)	4,608	(388,502)
Proceeds from disposal of property, plant and equipment	—	275	—	—	275
Proceeds from sale of equity interest in consolidated subsidiary	—	62,500	—	(62,500)	—

Net cash flows (used in) provided by investing activities	(21,183)	(200,226)	(238,115)	54,837	(404,687)

Cash flows from financing activities:
Proceeds from long-term debt	685,000	—	—	—	685,000
Payments of long-term debt	(700,900)	—	—	—	(700,900)
Payments of intercompany notes receivable, net	—	(7,790)	—	7,790	—
Payments for debt issuance costs, deferred financing costs and registration costs	(7,881)	(500)	—	—	(8,381)
Proceeds from SMR transaction	—	73,129	—	—	73,129
Proceeds from public offerings, net	178,632	—	—	—	178,632
Contributions to joint ventures, net	(5,464)	39,038	273,436	(162,474)	144,536
Proceeds from sale of equity interest in joint venture, net	(1,847)	—	—	62,500	60,653
Share-based payment activity	(1,257)	—	—	—	(1,257)
Payment of distributions	(112,525)	(10,803)	(31,232)	41,955	(112,605)
Intercompany advances, net	48,917	(48,917)	—	—	—

Net cash flows provided by (used in) financing activities	82,675	44,157	242,204	(50,229)	318,807

Net increase in cash	—	54,745	7,240	—	61,985
Cash and cash equivalents at beginning of year	—	—	3,321	—	3,321

Cash and cash equivalents at end of period	$—	$54,745	$10,561	$—	$65,306

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

21. Supplemental Disclosure of Changes in Partners' Capital

        The following table provides a reconciliation of total partners' capital attributable to MarkWest Energy Partners, L.P. and total partners' capital attributable to the non-controlling interest for the nine months ended September 30, 2008 (in thousands).

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Accumulated Other Comprehensive Income (loss)	Non-controlling Interest	Total
December 31, 2007	22,861	$38,463	$928	$524,583	$563,974
Option exercises	98	375	—	—	375
Common units issued for vested phantom units	14	63	—	—	63
Dividends paid	—	(4,338)	—	—	(4,338)
Distributions paid	—	(70,577)	—	—	(70,577)
Distributions to non-controlling interest holders	—	—	—	(19,651)	(19,651)
Share-based compensation related to equity awards	—	8,251	—	—	8,251
APIC pool for excess tax benefits related to share-based compensation	—	717	—	—	717
Acquisition of equity interest in Wirth Gathering Partnership	—	—	—	2,924	2,924
Other	—	—	—	881	881
Merger and Redemption:
Redemption of MarkWest Hydrocarbon, Inc. Common Stock	(7,458)	(240,513)	—	—	(240,513)
Conversion of restricted stock to phantom units in connection with the Merger of MarkWest Hydrocarbon, Inc. and MarkWest Energy Partners, L.P.	(45)	—	—	—	—
Participation Plan liability settlement associated with the Merger of MarkWest Hydrocarbon, Inc. and MarkWest Energy Partners, L.P.	946	30,078	—	—	30,078
Purchase of non-controlling interest of MarkWest Energy Partners, L.P.	34,474	1,095,917	—	(502,297)	593,620
Issuance of units in public offering, net of offering costs	5,750	171,395	—	—	171,395
Net income (loss)	—	27,930	—	(3,271)	24,659
Realized loss on marketable securities	—	—	(928)	—	(928)

Comprehensive income					23,731

September 30, 2008	56,640	$1,057,761	$—	$3,169	$1,060,930

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

22. Subsequent Events

        The Partnership has evaluated subsequent events through November 9, 2009, the date the financial statements were issued, and identified the events disclosed below.

        In January 2008, MarkWest Pioneer was granted the option to purchase a 10% membership interest in Midcontinent Express Pipeline LLC ("MEP"). MEP, owned by Energy Transfer Partners, L.P. and Kinder Morgan Energy Partners, L.P., is the owner and operator of the Midcontinent Express Pipeline, which runs from Bennington, Oklahoma to Perryville, Louisiana. On October 1, 2009, MarkWest Pioneer elected to forego the option to acquire the equity interest in MEP.

        Effective November 1, 2009, the Partnership and M&R executed the Amended Liberty Agreement pursuant to which M&R will increase its participation in MarkWest Liberty Midstream by at least an additional $150.0 million. Additionally, the Partnership and M&R will maintain a 60%/40% respective ownership interest in MarkWest Liberty Midstream until January 1, 2011, at which time M&R's ownership interest will increase from 40% to 49%. The Partnership and M&R will jointly fund the capital requirements of MarkWest Liberty Midstream at agreed upon levels until the Partnership's contributed capital is proportionate to its 51% ownership interest (the "Equalization Date"), which is expected to occur on or before December 31, 2012. Following the Equalization Date, M&R will have pre-emptive rights to maintain its ownership interest in MarkWest Liberty Midstream in a range of between 45% and 49%. As a result of the execution of the Amended Liberty Agreement, the Partnership reconsidered the accounting treatment for MarkWest Liberty Midstream as a VIE and determined that the conclusions as discussed in Note 4 remain unchanged. The unexecuted form of the Amended Liberty Agreement is attached as Exhibit A to Exhibit 10.1 hereto.

        Effective November 1, 2009, the Partnership sold its interest in Basin Pipeline, LLC ("Basin") for nominal consideration. Basin owns a natural gas pipeline in Manistee, Mason and Oceana Counties in Michigan. The Partnership ceased its operations in western Michigan, including Basin, in July 2009. The Partnership's loss on the disposal of Basin was immaterial.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis ("MD&A") contains statements that are forward-looking and should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this report and our December 31, 2008 Annual Report on Form 10-K as modified by our Current Report on Form 8-K as filed with the SEC on May 18, 2009 for the retrospective applications of changes to the generally accepted accounting principles for the presentation of non-controlling interest and the calculation of earnings per share. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors.

Overview

        We are a master limited partnership engaged in the gathering, transportation and processing of natural gas; the transportation, fractionation, marketing and storage of NGLs; and the gathering and transportation of crude oil. We have extensive natural gas gathering, processing and transmission operations in the southwest, Gulf Coast and northeast regions of the United States, including the Marcellus Shale, and are the largest natural gas processor in the Appalachian region.

  Significant Financial and Other Highlights

        Significant financial and other highlights for the three months ended September 30, 2009 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

  •
  Total segment operating income before items not allocated to segments decreased approximately $20.7 million, or 20%, for the three months ended September 30, 2009 compared to the same period in 2008. The decrease is due primarily to significantly lower NGL and natural gas prices in 2009. The decrease related to commodity prices was partially offset by the following:

  •
  increased gathered and processed volumes in the Southwest segment due to the 2008 acquisition of the Stiles Ranch gathering system, the continued expansion of the Woodford gathering system including the start of operations for the Arkoma Connector Pipeline, and the expansion of the processing facilities in western Oklahoma and East Texas.

  •
  increased contracted volumes from a large producer and expansion of the processing facilities in the Northeast segment.

  •
  continued expansion of our Marcellus Shale operations in the Liberty segment which commenced in October 2008.

  •
  During the three months ended September 30, 2009, the prices of NGLs relative to the price of crude oil have been significantly below the historical averages. This has reduced the effectiveness of our hedging program and has adversely impacted our cash flows and results of operations.

  •
  In July 2009, we received the remaining $31.3 million in proceeds from the sale of a 50% equity interest in MarkWest Pioneer.

  •
  In July 2009, we received an additional $50.0 million of contributions to MarkWest Liberty Midstream from M&R.

  •
  In August 2009, we received net proceeds of $121.0 million from a public offering of approximately 6.03 million newly issued common units.

  •
  In September 2009, we sold the SMR for proceeds of approximately $73.1 million.

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

        The following is a reconciliation to income (loss) from operations, the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$207,933	$303,560	$576,300	$866,760
Purchased product costs	91,086	171,539	274,052	479,747

Net operating margin	116,847	132,021	302,248	387,013
Facility expenses	30,165	28,213	93,945	75,641
Total derivative (income) loss	(595)	(193,489)	105,249	85,905
Selling, general and administrative expenses	15,477	15,331	46,265	54,406
Depreciation	25,264	17,510	69,621	48,533
Amortization of intangible assets	10,193	10,732	30,638	28,050
Other operating expenses	689	38	1,579	106
Impairment of long-lived assets	—	—	5,855	5,009

Income (loss) from operations	$35,654	$253,686	$(50,904)	$89,363

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

        The following table is prepared as if we did not have an active commodity risk management program in place. For further discussion of how we have reduced the downside volatility to the portion of our net operating margin that is not fee-based, see Note 6 of the accompanying Notes to the Condensed Consolidated Financial Statements. For the nine months ended September 30, 2009, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)	Total
Revenue	22%	37%	7%	34%	100%
Net operating margin	41%	27%	3%	29%	100%

(1)
Includes condensate sales and other types of arrangements tied to NGL prices.

(2)
Includes settlement margin and other types of arrangements tied to natural gas prices.

(3)
Includes settlement margin, condensate sales and other types of arrangements tied to both NGL and natural gas prices.

        While the percentages in the table above accurately reflect the percentages by contract type, we manage our business by taking into account the partial offset of short natural gas positions by long positions primarily in our Southwest segment, required levels of operational flexibility and the fact that our hedge plan is implemented on this basis. When the partial offset of our natural gas positions is considered, the calculated percentages for the net operating margin in the table above for percent-of-proceeds, percent-of-index and keep-whole contracts change to 43%, 0% and 16%, respectively.

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

Results of Operations

  Segment Reporting

        We classify our business in four reportable segments: Southwest, Northeast, Liberty and Gulf Coast. We capture information in this MD&A by segment. The segment information appearing in Note 19 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting.

  Southwest

  •
  East Texas.  Our East Texas system consists of natural gas gathering pipelines, centralized compressor stations, a natural gas processing facility and an NGL pipeline. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit, Travis Peak and Haynesville formations, which collectively form one of the largest natural gas producing regions in the United States. For natural gas that is processed in this segment, we purchase the NGLs from the producers primarily under percent-of-proceeds arrangements, or we transport volumes for a fee.

  •
  Oklahoma.  We own the Foss Lake natural gas gathering system and the Arapaho I and II natural gas processing plants, all located in Roger Mills, Custer and Ellis Counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. All of the gathered gas ultimately is compressed and delivered to the processing plant. We also own and operate a gathering system in the Granite Wash formation in the Texas panhandle that is connected to our Foss Lake processing plants and our Grimes gathering system that is located in Roger Mills and Beckham Counties in western Oklahoma. In addition, we own a natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. In July 2008, we acquired a subsidiary of PetroQuest Energy, L.L.C. ("PetroQuest") that owns natural gas gathering assets located primarily in Pittsburg County in southeast Oklahoma as part of our expansion of the Woodford gathering system.

    On May 1, 2009, we entered into a joint venture with ArcLight in which ArcLight acquired a 50% equity interest in MarkWest Pioneer for a total purchase price of $62.5 million. MarkWest Pioneer is the owner and operator of the Arkoma Connector Pipeline, a 50-mile interstate pipeline that provides approximately 638,000 Dth/d of Woodford Shale takeaway capacity and interconnects with the Midcontinent Express Pipeline and the Gulf Crossing Pipeline. A complete discussion of the formation of and accounting treatment for MarkWest Pioneer appears in Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

  Liberty

  •
  MarkWest Liberty Gas Gathering, L.L.C. and MarkWest Liberty Midstream & Resources, L.L.C.  We operate natural gas gathering systems and processing facilities located primarily in western Pennsylvania and northern West Virginia. Prior to February 27, 2009, we owned a 100% interest in these assets through MarkWest Liberty Gas Gathering, L.L.C., a wholly-owned subsidiary. On February 27, 2009, we contributed these assets to a newly-formed entity, MarkWest Liberty Midstream, and sold a 40% interest in MarkWest Liberty Midstream to M&R. Effective November 1, 2009, we and M&R executed the Amended Liberty Agreement that will increase M&R's ownership interest to 49% by January 1, 2011. A complete discussion of the formation of and accounting treatment for MarkWest Liberty Midstream appears in Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements. MarkWest Liberty Midstream currently operates a mechanical refrigeration plant with a design capacity of 60 MMcf/d and a cryogenic processing facility with a design capacity of 30 MMcf/d that was placed into service in the second quarter of 2009. We plan on adding a second cryogenic facility with a capacity of 120 MMcf/d by late 2009 or early 2010.

  Gulf Coast

  •
  Javelina.  We own and operate the Javelina Processing Facility, a natural gas processing facility in Corpus Christi, Texas, that treats and processes off-gas from six local refineries.

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by identifiable segment, for the nine months ended September 30, 2009:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	59%	29%	5%	7%	100%
Net operating margin	63%	16%	8%	13%	100%

  Equity investments in unconsolidated affiliates

        Starfish.    We own a 50% non-operating membership interest in Starfish, a joint venture with Enbridge Offshore Pipelines, L.L.C. that is accounted for using the equity method. The financial results of Starfish are included in Earnings (loss) from unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations and are not included in our segment results. Starfish owns the FERC-regulated Stingray natural gas pipeline, and the unregulated Triton natural gas gathering system and West Cameron dehydration facility. All of these assets are located in the Gulf of Mexico or southwestern Louisiana.

        Centrahoma.    We own a 40% non-operating membership interest in Centrahoma, a joint venture with Antero Midstream Resources Corporation that is accounted for using the equity method. The financial results of Centrahoma are included in Earnings (loss) from unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations and are not included in our segment results. Centrahoma owns certain processing plants in the Arkoma Basin. We have signed agreements to dedicate our processing rights in certain acreage in the Woodford Shale to Centrahoma through March 1, 2018.

Three months ended September 30, 2009, compared to three months ended September 30, 2008

        Items below Income (loss) from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any unrealized gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present information about operating income for the reported segments for the three months ended September 30, 2009 and 2008.

Southwest

	Three months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$123,792	$192,675	$(68,883)	(36)%
Operating expenses:
Purchased product costs	53,425	120,208	(66,783)	(56)%
Facility expenses	17,893	16,670	1,223	7%

Total operating expenses before items not allocated to segments	71,318	136,878	(65,560)	(48)%
Portion of operating income attributable to non-controlling interests	980	—	980	N/A

Operating income before items not allocated to segments	$51,494	$55,797	$(4,303)	(8)%

        Revenue.    Revenue decreased primarily due to lower commodity prices. Revenue from NGL, natural gas and condensate sales decreased across the segment by $72.9 million. The change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas also contributed to the decline in revenue. The effect of the decrease in commodity prices on NGL sales was partially offset by increased volumes processed at our East Texas facilities and increased volumes processed at the Arapaho facilities associated with the Stiles Ranch gathering system that began operations in the fourth quarter of 2008. The revenue declines associated with lower commodity prices were also partially offset by a $4.7 million increase in gathering, treating, and transportation fee revenue due to the continued expansion of our operations in the Woodford, including the start of the Arkoma Connector Pipeline operations.

        Purchased Product Costs.    NGL and natural gas purchases decreased due primarily to lower commodity prices as well as the contract change with a significant producer in the Other Southwest areas.

        Facility Expenses.    Facility expenses increased due primarily to the expansion of our western Oklahoma gathering and processing operations related to the development of Stiles Ranch, and increased repairs and maintenance resulting from the completed non-recurring environmental remediation costs in East Texas.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interest represents our partners' share in the net operating income of MarkWest Pioneer and Wirth Gathering Partnership.

        Operating results for the three months ended September, 30, 2008 were adversely impacted by business interruptions caused by Hurricane Ike. Management estimated that the financial impact of these business interruptions was a $2.6 million reduction of operating income. Excluding the impact of Hurricane Ike, operating income decreased $6.9 million, or 12%, during the three months ended September 30, 2009 compared to the same period in 2008.

Northeast

	Three months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$55,554	$82,418	$(26,864)	(33)%
Operating expenses:
Purchased product costs	34,506	51,331	(16,825)	(33)%
Facility expenses	4,832	6,172	(1,340)	(22)%

Total operating expenses before items not allocated to segments	39,338	57,503	(18,165)	(32)%

Operating income before items not allocated to segments	$16,216	$24,915	$(8,699)	(35)%

        Revenue.    Revenue decreased due primarily to lower commodity prices realized on NGL sales from the Appalachia region. The decrease in revenue from lower commodity prices was partially offset by increased volumes which resulted from upgrades to our processing facilities in this area, and increased volumes from a producer in the Appalachia region.

        Purchased Product Costs.    Purchased product costs decreased due to lower prices for the natural gas that must be purchased to satisfy the keep-whole arrangements in the Appalachia area. The effect of the lower prices was partially offset by the increase in volumes.

        Facility Expenses.    Facility expenses decreased due primarily to ceasing our natural gas gathering and processing operations in Western Michigan during the third quarter of 2009.

Liberty

	Three months ended September 30,
				% Change
	2009	2008	$ Change
	(in thousands)
Revenue	$12,790	$—	$12,790	N/A
Operating expenses:
Purchased product costs	3,155	—	3,155	N/A
Facility expenses	3,435	—	3,435	N/A

Total operating expenses before items not allocated to segments	6,590	—	6,590	N/A
Portion of operating income attributable to non-controlling interests	2,470	—	2,470	N/A

Operating income before items not allocated to segments	$3,730	$—	$3,730	N/A

        The results of operations for the three months ended September 30, 2009 include our operations in the northern West Virginia and western Pennsylvania areas. Revenue for the three months ended September 30, 2009 consists of approximately $8.1 million of gathering fees that are based primarily on a fixed return on the capital invested in the gathering system. Approximately $4.7 million of the revenue relates to NGL product sales under primarily percent-of-proceeds arrangements. The portion of operating income attributable to non-controlling interest represents M&R's 40% interest in the net operating income of MarkWest Liberty Midstream.

        We did not have any operations in the Marcellus Shale during the three months ended September 30, 2008. We began construction in the second quarter of 2008 and commenced gas gathering and processing operations in the fourth quarter of 2008.

Gulf Coast

	Three months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$15,797	$28,467	$(12,670)	(45)%
Operating expenses:
Facility expenses	3,869	5,085	(1,216)	(24)%

Total operating expenses before items not allocated to segments	3,869	5,085	(1,216)	(24)%

Operating income before items not allocated to segments	$11,928	$23,382	$(11,454)	(49)%

        Revenue.    Revenue decreased due to lower commodity prices. The decrease in revenue was partially offset by a higher percent-of-proceeds received from one of our refinery customers under a variable percent-of-proceeds contract.

        Facility Expenses.    Facility expenses decreased due primarily to lower electricity rates.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

        The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the three months ended September 30, 2009 and 2008. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Total segment revenue	$207,933	$303,560	$(95,627)	(32)%
Derivative gain not allocated to segments	9,758	262,811	(253,053)	(96)%

Total revenue	$217,691	$566,371	$(348,680)	(62)%

Operating income before items not allocated to segments	$83,368	$104,094	$(20,726)	(20)%
Portion of operating income attributable to non-controlling interests	3,450	—	3,450	N/A
Derivative gain not allocated to segments	595	193,489	(192,894)	(100)%
Compensation expense included in facility expenses not allocated to segments	(243)	(286)	43	(15)%
Facility expenses elimination	107	—	107	N/A
Selling, general and administrative expenses	(15,477)	(15,331)	(146)	1%
Depreciation	(25,264)	(17,510)	(7,754)	44%
Amortization of intangible assets	(10,193)	(10,732)	539	(5)%
Other operating expenses	(689)	(38)	(651)	1,713%

Income from operations	35,654	253,686	(218,032)	(86)%
Earnings (loss) from unconsolidated affiliates	169	(196)	365	(186)%
Interest expense	(23,440)	(18,928)	(4,512)	24%
Amortization of deferred financing costs and discount (a component of interest expense)	(3,091)	(1,080)	(2,011)	186%
Derivative gain related to interest expense	2,265	—	2,265	N/A
Other income, net	925	1,322	(397)	(30)%

Income before provision for income tax	$12,482	$234,804	$(222,322)	(95)%

        Derivative Gain Not Allocated to Segments.    Unrealized gain from the mark-to-market of our derivative instruments decreased by $201.7 million while realized loss from the settlement of our derivative instruments decreased by $8.8 million, due mainly to volatility in commodity prices when comparing prices in 2009 with 2008.

        Depreciation.    Depreciation increased due to depreciation on additional projects completed during the third quarter 2008 through the third quarter of 2009.

        Interest Expense.    Interest expense increased primarily due to additional borrowings in 2009 to fund our capital plan.

        Amortization of Deferred Financing Costs and Discount.    Amortization of deferred financing costs and discount increased due primarily to the amortization of the financing costs and discount on the Senior Notes issued in May 2009.

        Derivative Gain Related to Interest Expense.    Derivative gain related to interest expense relates to the unrealized gains on the interest rate swaps that we executed in July 2009, as discussed in Note 6 of the accompanying Notes to the Condensed Consolidated Financial Statements. We had no interest rate swaps outstanding during the three months ended September 30, 2008.

        Provision for Income Tax.    The total provision for income tax expense was $0.6 million which includes a deferred expense of $0.6 million related primarily to MarkWest Hydrocarbon's ownership of Class A units and the net unrealized derivative gains during the period. The current provision for income tax benefit was less than $0.1 million.

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

        The tables below present information about operating income for the reported segments for the nine months ended September 30, 2009 and 2008.

Southwest

	Nine months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$339,967	$536,563	$(196,596)	(37)%
Operating expenses:
Purchased product costs	150,456	322,370	(171,914)	(53)%
Facility expenses	55,703	45,189	10,514	23%

Total operating expenses before items not allocated to segments	206,159	367,559	(161,400)	(44)%
Portion of operating income attributable to non-controlling interests	1,007	—	1,007	N/A

Operating income before items not allocated to segments	$132,801	$169,004	$(36,203)	(21)%

        Revenue.    Revenue decreased primarily due to lower commodity prices. Revenue from NGL, natural gas and condensate sales decreased across the segment by $214.1 million. The change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas also contributed to the decline in revenue. The revenue decreases were partially offset by increased volumes processed at the Arapaho facilities associated with the Stiles Ranch gathering system that began operations in the fourth quarter of 2008 and by an increase of $18.0 million in gathering, treating, and transportation fee revenue due primarily to the continued expansion of our operations in the Woodford Shale, including the start of the Arkoma Connector Pipeline operations.

        Purchased Product Costs.    NGL and natural gas purchases decreased across the segment due primarily to lower commodity prices as well as the contract change for a significant producer in the Other Southwest areas.

        Facility Expenses.    Facility expenses increased due primarily to the continued expansion of operations for the Woodford gathering system, including the PetroQuest acquisition in July of 2008, the expansion of the Foss Lake gathering and processing operations, and increased repairs and maintenance resulting from the completed non-recurring environmental remediation costs in East Texas.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interest represents our partners' interest in the net operating income of MarkWest Pioneer and Wirth Gathering Partnership.

 Northeast

	Nine months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$165,765	$251,115	$(85,350)	(34)%
Operating expenses:
Purchased product costs	117,540	157,377	(39,837)	(25)%
Facility expenses	14,796	16,161	(1,365)	(8)%

Total operating expenses before items not allocated to segments	132,336	173,538	(41,202)	(24)%

Operating income before items not allocated to segments	$33,429	$77,577	$(44,148)	(57)%

        Revenue.    Revenue decreased due mainly to lower commodity prices realized on NGL sales from the Appalachia region. The decrease in revenue from lower commodity prices was partially offset by increased volumes which resulted from upgrades to our processing facilities in this area and increased volumes from a large producer in the Appalachia region.

        Purchased Product Costs.    Purchased product costs decreased due to lower prices for the natural gas that must be purchased to satisfy the keep-whole arrangements in the Appalachia area. The effect of the lower prices was partially offset by the increase in volumes.

        Facility Expenses.    Facility expenses decreased due primarily to ceasing our natural gas gathering and processing operations in Western Michigan during the third quarter of 2009.

Liberty

	Nine months ended September 30,
				% Change
	2009	2008	$ Change
	(in thousands)
Revenue	$29,510	$—	$29,510	N/A
Operating expenses:
Purchased product costs	6,056	—	6,056	N/A
Facility expenses	10,557	—	10,557	N/A

Total operating expenses before items not allocated to segments	16,613	—	16,613	N/A
Portion of operating income attributable to non-controlling interests	4,113	—	4,113	N/A

Operating income before items not allocated to segments	$8,784	$—	$8,784	N/A

        The results of operations for the nine months ended September 30, 2009 include our operations in the northern West Virginia and western Pennsylvania areas. Revenue for the nine months ended September 30, 2009 consists of approximately $20.7 million of gathering fees that are based primarily on a fixed return on the capital invested in the gathering system. Approximately $8.8 million of the revenue relates to NGL product sales under percent-of-proceeds arrangements. The portion of operating income attributable to non-controlling interest represents M&R's 40% interest in the net operating income of MarkWest Liberty Midstream.

        We did not have any material operations in the Marcellus Shale during the nine months ended September 30, 2008. We began construction in the second quarter of 2008 and commenced gas gathering and processing operations in the fourth quarter of 2008.

Gulf Coast

	Nine months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Revenue	$41,058	$79,082	$(38,024)	(48)%
Operating expenses:
Facility expenses	12,303	13,341	(1,038)	(8)%

Total operating expenses before items not allocated to segments	12,303	13,341	(1,038)	(8)%

Operating income before items not allocated to segments	$28,755	$65,741	$(36,986)	(56)%

        Revenue.    Revenue decreased due to lower commodity prices and decreased inlet volumes. The decrease in revenue was partially offset by a higher percent-of-proceeds received from one of our refinery customers under a variable percent-of-proceeds contract.

        Facility Expenses.    Facility expenses decreased primarily due to lower electricity rates and certain repair and maintenance expenses. The decrease was partially offset by the cost of the plant turnaround completed in March 2009.

Reconciliation of Segment Operating Income to Consolidated (Loss)
Income Before Provision for Income Tax

        The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated (loss) income before provision for income tax for the nine months ended September 30, 2009 and 2008. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Nine months ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Total segment revenue	$576,300	$866,760	$(290,460)	(34)%
Derivative loss not allocated to segments	(65,173)	(96,030)	30,857	(32)%

Total revenue	$511,127	$770,730	$(259,603)	(34)%

Operating income before items not allocated to segments	$203,769	$312,322	$(108,553)	(35)%
Portion of operating income attributable to non-controlling interests	5,120	—	5,120	N/A
Derivative loss not allocated to segments	(105,249)	(85,905)	(19,344)	23%
Compensation expense included in facility expenses not allocated to segments	(801)	(950)	149	(16)%
Facility expenses elimination	215	—	215	N/A
Selling, general and administrative expenses	(46,265)	(54,406)	8,141	(15)%
Depreciation	(69,621)	(48,533)	(21,088)	43%
Amortization of intangible assets	(30,638)	(28,050)	(2,588)	9%
Other operating expenses	(1,579)	(106)	(1,473)	1,390%
Impairment of long-lived assets	(5,855)	(5,009)	(846)	17%

(Loss) income from operations	(50,904)	89,363	(140,267)	(157)%
Earnings from unconsolidated affiliates	1,260	1,932	(672)	(35)%
Interest expense	(63,964)	(47,527)	(16,437)	35%
Amortization of deferred financing costs and discount (a component of interest expense)	(6,528)	(7,287)	759	(10)%
Derivative gain related to interest expense	2,265	—	2,265	N/A
Other income, net	2,747	4,640	(1,893)	(41)%

(Loss) income before provision for income tax	$(115,124)	$41,121	$(156,245)	(380)%

        Derivative Loss Not Allocated to Segments.    Unrealized loss from the mark-to-market of our derivative instruments increased by $111.6 million while realized gain from the settlement of our derivative instruments increased by $92.2 million, due mainly to volatility in commodity prices when comparing prices in 2009 with 2008. Realized gains during 2009 also include net gains of $15.2 million due to the early settlement of certain positions during 2009 as discussed in Note 6 of the accompanying Notes to the Condensed Consolidated Financial Statements.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased primarily due to lower expense related to share-based incentive compensation plans as the established targets for certain awards are not currently expected to be fully achieved. Additionally, we incurred $2.6 million of expenses related to the Merger during the nine months ended September 30, 2008, which did not recur in 2009.

        Depreciation and Amortization of Intangible Assets.    Depreciation and amortization expense increased partially due to a $4.4 million increase caused by the step-up in value of property, plant, and equipment and intangible assets as a result of the Merger. The remaining increase is due to depreciation on additional projects completed during the third quarter of 2008 through the third quarter of 2009.

        Impairment of Long-Lived Assets.    During the nine months ended September 30, 2009, we recognized an impairment of $5.9 million related to certain gas-gathering and intangible assets in the Southwest segment. During the nine months ended September 30, 2008, we recognized an impairment of $5.0 million related to certain gas-gathering assets in the Northeast segment. Refer to Note 10 of the accompanying Notes to the Condensed Consolidated Financial Statements for further discussion.

        Interest Expense.    Interest expense increased primarily due to additional borrowings in 2008 and 2009 to fund the Merger and our capital plan. The increase in interest expense was partially offset by a $4.2 million increase in capitalized interest.

        Other Income, Net.    Other income decreased primarily due to interest earnings on additional money market investments resulting from the cash raised in the debt and equity offerings in April 2008. Due to the Partnership's capital spending requirements, there was significant reduction in the excess cash available for short-term investments during the first nine months of 2009 and interest rates were lower on the amounts that were invested. Income from insurance proceeds was also $1.1 million less in 2009 compared to 2008.

        Provision for Income Tax.    The total provision for income tax benefit was $28.2 million which includes a deferred benefit of $34.7 million related primarily to MarkWest Hydrocarbon's ownership of Class A units and the net unrealized derivative loss during the period. The current provision for income tax expense was $6.5 million. Approximately $5.4 million is attributable to MarkWest Hydrocarbon, Inc. and the remaining $1.1 million is related to taxes payable by the Partnership associated with the Texas Margin Tax and Michigan Business Taxes.

  Operating Data

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Southwest
East Texas
Gathering systems throughput (Mcf/d)	455,100	441,800	3.0%	456,700	431,700	5.8%
NGL product sales (gallons)	66,996,400	49,422,700	35.6%	180,059,000	140,777,800	27.9%
Oklahoma
Foss Lake gathering system throughput (Mcf/d)	82,200	94,200	(12.7)%	89,300	97,800	(8.7)%
Stiles Ranch gathering system throughput (Mcf/d)(1)	87,800	N/A	N/A	90,700	N/A	N/A
Grimes gathering system throughput (Mcf/d)	9,400	13,400	(29.9)%	10,100	13,400	(24.6)%
Arapaho NGL product sales (gallons)	33,723,900	20,327,200	65.9%	92,854,000	62,487,300	48.6%
Southeast Oklahoma gathering systems throughput (Mcf/d)	389,100	282,500	37.7%	403,700	247,000	63.4%
Arkoma Connector Pipeline throughput (Mcf/d)(2)	229,000	N/A	N/A	229,000	N/A	N/A
Other Southwest
Appleby gathering system throughput (Mcf/d)	44,200	58,200	(24.1)%	50,200	60,700	(17.3)%
Other gathering systems throughput (Mcf/d)(3)	10,500	12,000	(12.5)%	10,700	11,100	(3.6)%
Northeast
Appalachia(4)
Natural gas processed (Mcf/d)	197,200	202,900	(2.8)%	197,700	201,300	(1.8)%
Keep-whole sales (gallons)	26,668,300	27,482,700	(3.0)%	104,381,200	96,335,000	8.4%
Percent-of-proceeds sales (gallons)	23,858,400	13,772,300	73.2%	69,922,200	35,142,100	99.0%

Total NGL product sales (gallons)(5)	50,526,700	41,255,000	22.5%	174,303,400	131,477,100	32.6%
Michigan
Crude oil transported for a fee (Bbl/d)	12,100	13,000	(6.9)%	12,400	13,500	(8.1)%
Liberty(6)
Gathering systems throughput (Mcf/d)	56,100	N/A	N/A	44,500	N/A	N/A
NGL product sales (gallons)	10,558,900	N/A	N/A	18,995,200	N/A	N/A
Gulf Coast
Refinery off-gas processed (Mcf/d)	127,800	120,100	6.4%	119,000	123,400	(3.6)%
Liquids fractionated (Bbl/d)	24,500	24,200	1.2%	23,200	24,700	(6.1)%

(1)
We acquired the Stiles Ranch gathering system in August 2008, and completed construction of a 60-mile pipeline connecting the system to our Arapaho processing plants in November 2008.

(2)
We began commercial operation of the Arkoma Connector Pipeline in July 2009.

(3)
Excludes lateral pipelines where revenue is not based on throughput.

(4)
Includes throughput from the Kenova, Cobb, and Boldman processing plants.

(5)
Represents sales at the Siloam fractionator. The total sales in 2009 exclude 6.6 million gallons and 13.1 million gallons sold by the Northeast on behalf of Liberty for the three and nine months ended September 30, 2009, respectively.

(6)
We began natural gas gathering and processing operations in the Marcellus Shale in October 2008.

Liquidity and Capital Resources

        In 2008 we spent approximately $638.6 million on organic growth projects and two third-party acquisitions. We also completed the Merger with MarkWest Hydrocarbon. Our 2009 capital plan includes approximately $465.0 million of capital expenditures for board-approved growth projects, of which a significant portion will be funded by our joint venture partners and by our divestiture of the SMR facility as discussed in the Alternative Financing section below, plus approximately $5.0 million to $10.0 million for maintenance capital. As of September 30, 2009 we have spent approximately $388.5 million, including the amounts funded by our joint venture partners.

        Our 2010 capital plan includes approximately $480.0 million of capital expenditures for growth projects and approximately $10.0 million to $15.0 million for maintenance capital. Our share of growth capital expenditures is expected to be approximately $300.0 million and the remainder will be funded through contributions from our joint venture partners during 2009 and 2010.

        Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations and access to debt and equity markets, both public and private. In response to the recent turmoil in the capital markets, we have utilized alternative financing strategies such as entering into joint venture arrangements and sales of non-strategic assets. During the nine months ended September 30, 2009, we completed the following transactions that have improved our liquidity position:

  •
  amended our Partnership Credit Agreement to increase our borrowing capacity under the revolving credit facility from $350.0 million to $435.6 million.

  •
  received net proceeds of $113.8 million from a private placement of senior notes.

  •
  received total net proceeds of $178.6 million from two public offerings of common units.

  •
  entered into a joint venture agreement with M&R to partially fund our growth plan in the Marcellus Shale region. As of September 30, 2009, we have received net proceeds of $144.5 million.

  •
  entered into a joint venture agreement with ArcLight and received net proceeds of $60.7 million to finance a significant portion of the cost of the Arkoma Connector Pipeline.

  •
  sold the SMR for approximately $73.1 million.

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

  Debt Financing Activities

        Effective March 2, 2009, the revolving credit facility was amended in order to accommodate the MarkWest Liberty Midstream joint venture with M&R and the available credit was expanded to $435.6 million to provide additional liquidity. Under the terms of the amendment, the accordion feature was reset to $200.0 million of uncommitted funds. The term of the original credit agreement has been reduced by one year and is now due on February 20, 2012. Under the provisions of the Partnership Credit Agreement we are subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of November 2, 2009, we had no borrowings outstanding and $32.5 million of letters of credit outstanding under the revolving credit facility, leaving $403.1 million available for borrowing.

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

        As of September 30, 2009, we had four series of Senior Notes outstanding: $225.0 million aggregate principal issued in October 2004 and due November 2014; $275.0 million aggregate principal issued in July 2006 and due July 2016; $500.0 million aggregate principal issued in April 2008 and due April 2018; and $150.0 million aggregate principal issued in May 2009 and due November 2014. For further discussion of the Senior Notes see Note 12 of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

        The Partnership Credit Agreement limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. The Partnership Credit Agreement prevents members of the participating bank group from requiring margin calls. As of November 2, 2009, approximately 94% of our derivative positions, measured volumetrically, are with members of the participating bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit; however, there is no certainty that the members of our bank group will continue to participate and in such case, a portion of our available credit could be used for derivative instruments instead of future growth.

        In July 2009, we entered into fixed-to-variable interest rate swap agreements having a combined notional principal amount of $275.0 million. The swaps are intended to hedge against changes in fair value due to changes in the benchmark interest rate (one-month LIBOR). We are hedging a portion of our senior notes that mature on November 1, 2014. For further discussion of the interest rate swaps, see Note 6 and Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements.

  Equity Offerings

        On August 18, 2009, we completed a public offering of approximately 6.03 million newly issued common units, which included the exercise of the overallotment option by the underwriters, representing limited partner interests at a purchase price of $20.95 per common unit. Net proceeds of approximately $121.0 million were used to partially fund our 2009 capital expenditure requirements and the remainder was used to pay down borrowings under our revolving credit facility of the Partnership Credit Agreement.

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

  Alternative Financing Arrangements

        On February 27, 2009, we entered into a joint venture agreement in which M&R acquired a 40% interest in MarkWest Liberty Midstream (see Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements for further details of the joint venture agreement). MarkWest Liberty Midstream operates our natural gas midstream business in and around the Marcellus Shale in western Pennsylvania and northern West Virginia. As noted above, our 2009 growth capital plan is $465.0 million, of which approximately $170.0 million relates to projects included within MarkWest Liberty Midstream. In accordance with the joint venture agreement, M&R will make contributions of at least $200.0 million to MarkWest Liberty Midstream in 2009, offsetting our total 2009 cash requirements. M&R contributed $150.0 million during the nine months ended September 30, 2009 and $50.0 million in October 2009.

        Effective November 1, 2009, we and M&R executed the Amended Liberty Agreement. Under the Amended Liberty Agreement, M&R will increase its participation in MarkWest Liberty Midstream by at least an additional $150.0 million. Additionally, we and M&R will maintain a 60%/40% respective ownership interest in MarkWest Liberty Midstream until January 1, 2011, at which time M&R's ownership interest will increase from 40% to 49%. We and M&R will jointly fund the capital requirements of MarkWest Liberty Midstream at agreed upon levels until our contributed capital is proportionate to our 51% ownership interest, which is expected to occur on or before December 31, 2012. Following the Equalization Date, M&R will have pre-emptive rights to maintain its ownership interest in MarkWest Liberty Midstream in a range of between 45% and 49%. MarkWest Liberty Midstream's capital plan for 2010 through 2012 has not been finalized, so the exact timing of the contributions by both parties is currently uncertain. If the Equalization Date has not occurred by December 31, 2012, M&R may elect that we contribute the amount of the shortfall, or may elect that we continue to fund 100% of MarkWest Liberty Midstream's capital expenditures until our total contributed capital is proportionate to our 51% ownership interest.

        On May 1, 2009, we entered into a joint venture with ArcLight. The joint venture entity, MarkWest Pioneer, operates a 50-mile interstate pipeline that connects our gathering systems in the Woodford Shale to the Midcontinent Express Pipeline and the Gulf Crossing Pipeline. ArcLight acquired a 50% equity interest in MarkWest Pioneer for a total purchase price of $62.5 million. At closing, ArcLight contributed cash of $31.25 million and contributed an additional $31.25 million in July 2009, corresponding with the pipeline's commercial operations date. We retain a 50% equity interest and we are obligated to fund all capital expenditures necessary to complete construction of the Arkoma Connector Pipeline in excess of $125.0 million.

        On September 1, 2009, we completed the sale of the SMR currently being constructed at our Javelina gas processing and fractionation facility in Corpus Christi, Texas. Under the terms of the agreement, we received proceeds of $73.1 million and the purchaser will complete the construction of the SMR. A related hydrogen supply agreement was executed under which we will receive all of the hydrogen produced by the SMR for the next 20 years in exchange for processing fees and the reimbursement of certain other expenses. In accordance with generally accepted accounting principles, we are deemed to have continuing involvement with the SMR as a result of certain provisions in the related agreements. Therefore, the transaction is treated as a financing arrangement; not an asset sale. We used the proceeds from the transaction to pay down amounts outstanding under our revolving credit facility and for the continued development of other strategic projects.

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

        Our ability to pay distributions to our unitholders and to fund planned capital expenditures and make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control. The current global economic uncertainty has had a significant adverse impact on the availability of capital funding and on commodity prices. Although NGL and natural gas prices have improved somewhat during the third quarter of 2009, our operating performance could continue to be negatively impacted if the improvements in commodity prices are not sustained.

Cash Flow

        The following table summarizes cash inflows (outflows) (in thousands):

	Nine months ended September 30,
	2009	2008	Change
Net cash provided by operating activities	$147,865	$216,132	$(68,267)
Net cash flows used in investing activities	(404,687)	(648,794)	244,107
Net cash flows provided by financing activities	318,807	499,880	(181,073)

        Net cash provided by operating activities decreased primarily due to a $108.6 million decrease in operating income, excluding derivative gains and losses, in our operating segments, which was offset by an increase of $92.2 million in net cash received from the settlement of derivative positions. The cash provided by operations for the nine months ended September 30, 2008 also included $40.3 million of inflows from the return of margin deposits which did not recur in 2009.

        Net cash used in investing activities decreased primarily due to cash paid as consideration in the Merger of $269.9 million in 2008.

        Net cash provided by financing activities decreased primarily due to the $459.1 million decrease of net borrowings on long-term debt. This decrease was offset by $144.7 million in net contributions from M&R to MarkWest Liberty Midstream, $60.7 million in net proceeds from the sale of equity interests in the Arkoma joint venture, and $73.1 million in net proceeds from the SMR financing arrangement.

Contractual Obligations

        We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of September 30, 2009, our purchase obligations for the remainder of 2009 were $36.5 million compared to our 2009 obligations of $111.2 million as of December 31, 2008. Purchase obligations represent purchase orders and contracts related to property, plant and equipment. During the third quarter of 2009, we entered a long-term agreement to pay monthly processing fees in exchange for all of the hydrogen supplied by the SMR. Refer to Note 18 of the accompanying Notes to the Condensed Consolidated Financial Statements for further discussion.

Matters Impacting Future Results

        Due to significant hurricane damage to oil and gas producing assets in the Gulf Coast area in recent years, insurance costs within this region have increased substantially. In response to these increasing costs and deductibles, we will no longer insure our interest in Starfish against future business interruption and property damage caused by named windstorms. As a result, our annual savings on insurance premiums compared to historical annual costs will be approximately $1.7 million. Our annual savings compared to the current cost of maintaining coverage against named windstorms is approximately $4.5 million. However, if a significant uninsured event occurs with respect to Starfish, it could adversely affect our operations and cash flows available for distribution to our unitholders.

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

        There have not been any material changes during the nine months ended September 30, 2009 to the methodology applied by management for critical accounting policies previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our 2008 Annual Report on Form 10-K, except as noted below.

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
As a result of an impairment analysis completed as of June 30, 2009, we wrote down the value of long-lived assets for Wirth Gathering Partnership to zero resulting in a $5.9 million impairment expense. As of September 30, 2009, there were no indicators of additional impairment.

A significant variance in any of the assumptions or factors considered to determine if an impairment indicator existed at September 30, 2009 could result in the potential impairment of an asset. A 10% decrease in the estimated future cash flows used in the assessment of impairment indicators would not have indicated a potential impairment.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The information about market risk for the nine months ended September 30, 2009 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008. Refer to Note 6 of the accompanying Notes to the Condensed Consolidated Financial Statements for any updates to our quantitative and qualitative disclosures about market risk.

        The following tables provide information on the volume of our commodity derivative activity for positions related to long liquids and keep-whole price risk entered into subsequent to September 30, 2009.

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2010	150	$83.18

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2010	26,548	$1.05

Isobutane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2010	5,355	$1.42

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2010	8,742	$1.29

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2010	10,492	$1.65

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)
2010	5,023	$5.59

        The following tables provide information on the volume of our taxable subsidiary's commodity derivative activity for positions related to keep-whole price risk entered into subsequent to September 30, 2009.

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2010	422	$82.95

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)
2009	11,667	$5.06
2010	2,233	5.94

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, concluded the Partnership's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Refer to Note 18 of the accompanying Notes to the Condensed Consolidated Financial for information regarding legal proceedings.

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

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

        Congress is currently considering legislation that would impose restrictions on certain transactions involving commodity derivatives. Additionally, the Treasury Department recently indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including imposing conservative capital and margin requirements and strong business conduct standards. The adoption of laws or regulations that restrict the use of derivatives or increase the costs of derivative transactions could adversely affect our ability to hedge our commodity price risk and could negatively affect our results of operations, financial condition and cash flow available for distribution.

Our variable rate debt makes us vulnerable to increases in interest rates.

        As of November 2, 2009, we had consolidated debt outstanding with an aggregate principal amount of $1,150 million (excluding the fair value of interest rate swaps). Of this amount, approximately $275 million was subject to variable interest rates, either as variable rate debt outstanding under our revolving credit facility or as long-term fixed rate debt converted to variable rates through the use of interest rate swaps. If interest rates increase significantly, the amount of cash required to service our debt would increase and our earnings could be adversely affected. For further discussion of the interest rate swaps, see Note 6 and Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements.

Certain changes in accounting and/or financial reporting standards issued by the FASB, the SEC or other standard-setting bodies could have a material adverse impact on our financial position or results of operations.

        We are subject to the application of GAAP, which periodically is revised and/or expanded. As such, we periodically are required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, including the FASB and the SEC. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards ("IFRS"), could change our current application of GAAP, resulting in a material adverse impact on our financial position or results of operations.

The potential requirement to convert our financial statements from being prepared in conformity with GAAP to IFRS may strain our resources and increase our annual expenses.

        As a public entity, the SEC may require in the future that we report our financial results under IFRS instead of GAAP. IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board and are more focused on objectives and principles and less reliant on detailed rules than GAAP. Today, there remain significant and material differences in several key areas between GAAP and IFRS which would affect the Partnership. Additionally, GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of the Partnership, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

10.1	*+	Letter Agreement dated August 10, 2009 between MarkWest Liberty Gas Gathering, L.L.C. and M&R MWE Liberty, LLC.
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

MarkWest Energy Partners, L.P.
(Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: November 9, 2009		/s/ FRANK M. SEMPLE Frank M. Semple Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2009		/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)