Form 10-Q
period 2010-03-31
MARKWEST ENERGY PARTNERS L P
filed 2010-05-10
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of the registrant's common units outstanding as of May 3, 2010, was 71,433,372.

        Throughout this document we make statements that are classified as "forward-looking." Please refer to the "Forward-Looking Statements" included in Part I, Item 2 for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to "we," "us," "our," "MarkWest Energy" or the "Partnership" are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries. References to "MarkWest Hydrocarbon" or the "Corporation" are intended to mean MarkWest Hydrocarbon, Inc., a wholly-owned taxable subsidiary of the Partnership.

Glossary of Terms

Bbl	Barrel
Bbl/d	Barrels per day
Btu	One British thermal unit, an energy measurement
Dth/d	Dekatherms per day
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
LIBOR	London Interbank Offered Rate
Mcf/d	One thousand cubic feet of natural gas per day
MMBtu	One million British thermal units, an energy measurement
MMBtu/d	One million British thermal units per day
MMcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Revenue, excluding any derivative gain (loss), less purchased product costs, excluding any derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
N/A	Not applicable
OTC	Over-the-Counter
SEC	Securities and Exchange Commission
VIE	Variable interest entity
VIEB

An asset balance attributable to consolidated VIEs that can only be used to settle obligations of the consolidated VIEs or a liability balance attributable to consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Partnership

2002 LTIP	2002 Long-Term Incentive Plan
2006 Hydrocarbon Plan	2006 Hydrocarbon Stock Incentive Plan
2008 LTIP	2008 Long-Term Incentive Plan

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents, including VIEB of $54,944 and $21,942, respectively	$105,175	$97,752
Receivables, net, including VIEB of $27,845 and $22,033, respectively	147,237	140,969
Inventories, including VIEB of $2,243 and $3,343, respectively	19,926	29,075
Fair value of derivative instruments	8,002	8,821
Deferred income taxes	12,228	12,228
Other current assets, including VIEB of $360 and $327, respectively	4,578	10,674

Total current assets	297,146	299,519

Property, plant and equipment, including VIEB of $552,309 and $494,918, respectively	2,248,762	2,154,644
Less: accumulated depreciation, including VIEB of $16,854 and $11,324, respectively	(201,092)	(173,000)

Total property, plant and equipment, net	2,047,670	1,981,644

Other long-term assets:
Investment in unconsolidated affiliate	29,565	29,633
Intangibles, net of accumulated amortization of $93,928 and $83,735, respectively	644,218	654,411
Goodwill	9,421	9,421
Deferred financing costs, net of accumulated amortization of $8,034 and $6,990, respectively	19,984	21,027
Deferred contract cost, net of accumulated amortization of $1,716 and $1,638, respectively	1,534	1,612
Fair value of derivative instruments	9,968	15,810
Other long-term assets, including VIEB of $300 and $314, respectively	1,624	1,660

Total assets	$3,061,130	$3,014,737

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, including VIEB of $6,426 and $2,745, respectively	$112,639	$87,832
Accrued liabilities, including VIEB of $50,199 and $44,615, respectively	139,190	137,687
Fair value of derivative instruments	63,544	60,464

Total current liabilities	315,373	285,983

Deferred income taxes	9,662	11,034
Fair value of derivative instruments	55,103	62,519
Long-term debt, net of discounts of $37,828 and $39,417, respectively	1,165,306	1,170,072
Other long-term liabilities, including VIEB of $372 and $365, respectively	108,486	105,736
Commitments and contingencies (Note 9)
Equity:
MarkWest Energy Partners, L.P. partners' capital (66,546 and 66,275 common units outstanding, respectively)	1,079,017	1,096,654
Non-controlling interest in consolidated subsidiaries	328,183	282,739

Total equity	1,407,200	1,379,393

Total liabilities and equity	$3,061,130	$3,014,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended March 31,
	2010	2009
Revenue:
Revenue	$315,615	$183,367
Derivative (loss) gain	(7,236)	8,304

Total revenue	308,379	191,671

Operating expenses:
Purchased product costs	144,296	102,314
Derivative loss related to purchased product costs	13,389	29,513
Facility expenses	37,905	31,444
Derivative gain related to facility expenses	(806)	(371)
Selling, general and administrative expenses	21,508	15,927
Depreciation	28,187	20,943
Amortization of intangible assets	10,193	10,233
(Gain) loss on disposal of property, plant and equipment	(9)	729
Accretion of asset retirement obligations	143	47

Total operating expenses	254,806	210,779

Income (loss) from operations	53,573	(19,108)
Other income (expense):
Loss from unconsolidated affiliates	(68)	(105)
Interest income	386	41
Interest expense	(23,782)	(17,782)
Amortization of deferred financing costs and discount (a component of interest expense)	(2,612)	(1,391)
Derivative gain related to interest expense	1,871	—
Miscellaneous income (expense), net	1,062	(662)

Income (loss) before provision for income tax	30,430	(39,007)
Provision for income tax expense (benefit):
Current	5,798	6,253
Deferred	(1,372)	(15,591)

Total provision for income tax	4,426	(9,338)

Net income (loss)	26,004	(29,669)
Net (income) loss attributable to non-controlling interest	(4,494)	20

Net income (loss) attributable to the Partnership	$21,510	$(29,649)

Net income (loss) attributable to the Partnership's common unitholders per common unit (Note 12):
Basic	$0.32	$(0.53)

Diluted	$0.32	$(0.53)

Weighted average number of outstanding common units:
Basic	66,453	56,806

Diluted	66,453	56,806

Cash distribution declared per common unit	$0.64	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Non-controlling Interest	Total
December 31, 2009	66,275	$1,096,654	$282,739	$1,379,393
Share-based compensation activity	271	3,622	—	3,622
Excess tax benefits related to share-based compensation	—	97	—	97
Distributions paid	—	(42,866)	(1,270)	(44,136)
Contributions to MarkWest Liberty Midstream joint venture, net	—	—	42,220	42,220
Net income	—	21,510	4,494	26,004

March 31, 2010	66,546	$1,079,017	$328,183	$1,407,200

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Non-controlling Interest	Total
December 31, 2008	56,640	$1,204,458	$3,301	$1,207,759
Share-based compensation activity	254	1,762	—	1,762
Distributions paid	—	(36,803)	—	(36,803)
Contributions to MarkWest Liberty Midstream joint venture, net	—	(5,464)	50,000	44,536
Net loss	—	(29,649)	(20)	(29,669)

March 31, 2009	56,894	$1,134,304	$53,281	$1,187,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$26,004	$(29,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,187	20,943
Amortization of intangible assets	10,193	10,233
Amortization of deferred financing costs and discount	2,612	1,391
Accretion of asset retirement obligations	143	47
Amortization of deferred contract cost	78	78
Phantom unit compensation expense	6,285	2,703
Equity in loss of unconsolidated affiliates	68	105
Unrealized loss on derivative instruments	2,269	66,918
(Gain) loss on disposal of property, plant and equipment	(9)	729
Deferred income taxes	(1,372)	(15,591)
Gain on sale of trading securities	—	(40)
Net sales of trading securities	—	552
Changes in operating assets and liabilities:
Receivables	(5,968)	21,531
Inventories	9,149	20,634
Other current assets	6,096	1,620
Accounts payable and accrued liabilities	28,507	(6,683)
Other long-term assets	36	(4,073)
Other long-term liabilities	2,082	392

Net cash provided by operating activities	114,360	91,820

Cash flows from investing activities:
Capital expenditures	(95,322)	(168,942)
Equity investments	—	(4,984)
Proceeds from disposal of property, plant and equipment	292	—
Change in restricted cash	—	(1,125)

Net cash flows used in investing activities	(95,030)	(175,051)

Cash flows from financing activities:
Proceeds from revolving credit facility	135,604	234,700
Payments of revolving credit facility	(141,904)	(125,000)
Payments for debt issuance costs, deferred financing costs and registration costs	—	(4,323)
Contributions to MarkWest Liberty Midstream joint venture, net	42,220	44,536
Payments of SMR liability	(58)	—
Cash paid for taxes related to net settlement of share-based payment awards	(3,730)	(1,199)
Excess tax benefits related to share-based compensation	97	—
Payment of distributions to common unitholders	(42,866)	(36,803)
Payment of distributions to non-controlling interest	(1,270)	—

Net cash flows (used in) provided by financing activities	(11,907)	111,911

Net increase in cash	7,423	28,680
Cash and cash equivalents at beginning of year	97,752	3,321

Cash and cash equivalents at end of period	$105,175	$32,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

        MarkWest Energy Partners, L.P. was formed in January 2002 as a Delaware limited partnership. The Partnership is engaged in the gathering, transportation and processing of natural gas; the transportation, fractionation, marketing and storage of NGLs; and the gathering and transportation of crude oil. The Partnership has extensive natural gas gathering, processing and transmission operations in the southwest, Gulf Coast, and northeast regions of the United States, including the Marcellus Shale, and is the largest natural gas processor in the Appalachian region.

        These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009. In management's opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. Finally, consider that results for the three months ended March 31, 2010 are not necessarily indicative of results for the full year 2010, or any other future period.

        The Partnership's unaudited condensed consolidated financial statements include all majority-owned or majority-controlled subsidiaries. In addition, MarkWest Liberty Midstream & Resources L.L.C. ("MarkWest Liberty Midstream") and MarkWest Pioneer, L.L.C. ("MarkWest Pioneer"), variable interest entities for which the Partnership has been determined to be the primary beneficiary, are included in the condensed consolidated financial statements (see Note 3 for further discussion of MarkWest Liberty Midstream and MarkWest Pioneer). All significant intercompany investments, accounts and transactions have been eliminated. Investments in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method.

2. Recent Accounting Pronouncements

        In June 2009, the FASB amended the VIE subsections of the consolidation guidance. The amended guidance changes the criteria for determining if a VIE exists and whether or not a VIE should be consolidated. The amended guidance was effective for the Partnership on January 1, 2010, and the Partnership reconsidered its previous VIE conclusions and financial statement disclosures. The amendment had no effect on the Partnership's condensed consolidated financial statements.

        In September 2009, the FASB amended the accounting guidance for revenue recognition for multiple-deliverable arrangements. The amended guidance establishes a hierarchy for determining the selling price of each individual deliverable and eliminates the residual value method of allocating the selling price. The amended guidance is effective prospectively for all revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The amendment is not expected to have a material effect on the Partnership's condensed consolidated financial statements.

        In February 2010, the FASB amended the embedded derivative and hedging guidance. The amended guidance modified the requirements for determining whether an embedded derivative is clearly and closely related to the host contract. The amended embedded derivative guidance was

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Recent Accounting Pronouncements (Continued)

effective for the Partnership on January 1, 2010. The amended guidance had no effect on the Partnership's condensed consolidated financial statements.

        In March 2010, the FASB amended the exception for embedded credit derivatives in the derivatives and hedging guidance. The amended guidance clarified which types of embedded credit derivative features are required to be analyzed for potential bifurcation. The amended guidance is effective for the Partnership on July 1, 2010. The Partnership is currently evaluating the effect of the amended guidance on the Partnership's condensed consolidated financial statements.

3. Variable Interest Entities

  MarkWest Liberty Midstream

        MarkWest Liberty Midstream operates in the natural gas midstream business in and around the Marcellus Shale in western Pennsylvania and northern West Virginia. Equity interests in the entity are owned 60% by the Partnership and 40% by M&R MWE Liberty, LLC ("M&R"), an affiliate of The Energy & Minerals Group and its affiliated funds, which prior to March 15, 2010 was named Midstream & Resources Funds, until December 31, 2010. Effective January 1, 2011 the equity interests in the entity will be owned 51% and 49% by the Partnership and M&R, respectively. A wholly-owned subsidiary of the Partnership serves as the operator and provides field operating and general and administrative services for a fee, a portion of which is fixed. The Partnership's Liberty segment includes the results of operations of MarkWest Liberty Midstream (see Note 13).

        The Partnership and M&R will jointly fund the capital requirements of MarkWest Liberty Midstream at agreed upon levels until the Partnership's contributed capital is proportionate to its eventual 51% ownership interest (the "Equalization Date"), which is expected to occur on or before December 31, 2012. The Partnership is required to reinvest all cash distributions from MarkWest Liberty Midstream until the Equalization Date has occurred. During 2010, M&R will contribute at least $150.0 million to MarkWest Liberty Midstream and the Partnership will fund all capital expenditures in excess of M&R's contributions. MarkWest Liberty Midstream's capital plan for 2011 and 2012 has not been finalized and the exact timing of the members' contributions is currently uncertain. If the Equalization Date has not occurred by the end of 2012, M&R may require the Partnership to contribute the amount of the shortfall at December 31, 2012, or may allow the Partnership to continue to fund up to 100% of MarkWest Liberty Midstream's capital expenditures until its total contributed capital is proportionate to its ownership interest. Following the Equalization Date, M&R will have pre-emptive rights to maintain its ownership interest in MarkWest Liberty Midstream in a range of between 45% and 49% or have its ownership interest diluted to the extent that it elects not to fund its proportionate share.

        As of March 31, 2010, the capital contributed to MarkWest Liberty Midstream is disproportionate to each member's respective ownership interest. Under the terms of the joint venture agreement, M&R received a special $2.3 million non-cash allocation of net income from MarkWest Liberty Midstream during the first quarter of 2010 because the capital M&R contributed exceeded its ownership interest by $89.3 million. The non-cash allocation is recorded in Net (income) loss attributable to non-controlling interest.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

  MarkWest Pioneer

        MarkWest Pioneer is the owner and operator of the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that was placed in service in July 2009. The Arkoma Connector Pipeline interconnects with the Midcontinent Express Pipeline and the Gulf Crossing Pipeline and is designed to provide approximately 638,000 Dth/d of Arkoma Basin takeaway capacity. A wholly-owned subsidiary of the Partnership serves as the operator and provides field operating and general and administrative services for fixed fees. The Partnership's Southwest segment includes the results of operations of MarkWest Pioneer (see Note 13).

        Equity interests in the entity are shared equally by the members. The Partnership was obligated to fund all capital expenditures necessary to complete construction of the Arkoma Connector Pipeline in excess of $125.0 million. As of March 31, 2010, the carrying value of the Partnership's ownership interest exceeds its stated ownership interest in MarkWest Pioneer by approximately $2.0 million. The difference between the carrying value of the Partnership's ownership interest and its stated ownership interest is amortized based upon the respective useful lives of the assets to which the difference relates.

  Significant Judgments Regarding VIEs

        The Partnership has determined that MarkWest Liberty Midstream and MarkWest Pioneer are both VIEs primarily due to the Partnership's disproportionate economic interests as compared to its voting interests in each entity. The Partnership has made capital contributions to both entities that differ from its stated ownership interests. Additionally, MarkWest Liberty Midstream has insufficient equity at risk, as evidenced by the additional capital funding requirements discussed above.

        Although voting interests are shared equally between the respective members in both MarkWest Liberty Midstream and MarkWest Pioneer, the Partnership has concluded that it is the primary beneficiary of both entities based on its affiliate's role as the operator. The Partnership believes that its role as the operator along with its equity interests give it the power to direct the activities that most significantly affect the economic performance of each VIE.

  Financial Statement Impact of VIEs

        As the primary beneficiary of MarkWest Liberty Midstream and MarkWest Pioneer, the Partnership consolidates the entities and recognizes non-controlling interests. The following tables show

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

the assets and liabilities attributable to VIEs as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$52,038	$2,906	$54,944
Accounts receivable	26,556	1,289	27,845
Inventories	2,243	—	2,243
Other current assets	258	102	360
Property, plant and equipment, net of accumulated depreciation of $12,236 and $4,618, respectively	383,278	152,177	535,455
Other long-term assets	300	—	300

Total assets	$464,673	$156,474	$621,147

LIABILITIES
Accounts payable	$6,398	$28	$6,426
Accrued liabilities	49,284	915	50,199
Other long-term liabilities	82	290	372

Total liabilities	$55,764	$1,233	$56,997

	As of December 31, 2009
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$18,168	$3,774	$21,942
Accounts receivable	20,753	1,280	22,033
Inventories	3,343	—	3,343
Other current assets	225	102	327
Property, plant and equipment, net of accumulated depreciation of $8,273 and $3,051, respectively	330,116	153,478	483,594
Other long-term assets	314	—	314

Total assets	$372,919	$158,634	$531,553

LIABILITIES
Accounts payable	$2,713	$32	$2,745
Accrued liabilities	43,136	1,479	44,615
Other long-term liabilities	80	285	365

Total liabilities	$45,929	$1,796	$47,725

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

        The assets of the VIEs are the property of the respective entities and are not available to the Partnership for any other purpose, including collateral for its secured debt (see Note 7 and Note 14). The liabilities of the VIEs do not represent additional claims against the Partnership's general assets. The cash flow information for MarkWest Liberty Midstream and MarkWest Pioneer comprise substantially all of the cash flow information of the Partnership's non-guarantor subsidiaries (see Note 14). The Partnership's maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and any operating expense incurred by the subsidiary operator in excess of its subsidiary's compensation for the performance of those services. The Partnership did not provide any financial support to the VIEs that it was not contractually obligated to provide during the three months ended March 31, 2010 and 2009.

        The following table shows the net income (loss) attributable to the Partnership and transfers to the non-controlling interest for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to the Partnership	$21,510	$(29,649)
Transfers to the non-controlling interest:
Decrease in Partners' Capital for transaction costs related to sale of 40% interest in Liberty Midstream	—	(5,464)

Net income (loss) attributable to the Partnership and transfers to the non-controlling interest	$21,510	$(35,113)

4. Derivative Financial Instruments

  Commodity Contracts

        The Partnership's primary risk management objective is to reduce downside volatility in its cash flows arising from changes in commodity prices related to future sales or purchases of natural gas, NGLs and crude oil. Swaps, options and fixed price forward contracts may allow the Partnership to reduce downside volatility in its realized margins as realized losses or gains on the derivative instruments generally are offset by corresponding gains or losses in the Partnership's sales or purchases of physical product. While management largely expects realized derivative gains and losses to be offset by increases or decreases in the value of physical sales and purchases, the Partnership will experience volatility in reported earnings due to the recording of unrealized gains and losses on derivative positions that will have no offset. The Partnership's commodity derivative instruments are recorded at fair value in the Condensed Consolidated Balance Sheets. Accordingly, the volatility in any given period related to unrealized gains or losses reported in the Condensed Consolidated Statements of Operations can be significant to the overall financial results of the Partnership; however, management generally expects those gains and losses to be offset when they become realized. The Partnership does not have any trading derivative financial instruments.

        To mitigate its cash flow exposure to fluctuations in the price of NGLs, the Partnership has entered into derivative financial instruments relating to the future price of NGLs and crude oil. To

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

mitigate its cash flow exposure to fluctuations in the price of natural gas, the Partnership primarily utilizes derivative financial instruments relating to the future price of natural gas. As a result of these transactions, the Partnership has mitigated a significant portion of its expected commodity price risk with agreements expiring at various times through the fourth quarter of 2012. The Partnership has a committee comprised of the senior management team that oversees risk management activity and continually monitors the risk management program and expects to continue to adjust its derivative positions as conditions warrant.

        To manage its commodity price risk, the Partnership utilizes a combination of swaps, options and fixed price forward contracts available on the OTC market. The Partnership enters into OTC derivatives with financial institutions and other energy company counterparties. Management conducts a standard credit review on counterparties and has agreements containing collateral requirements when deemed necessary. The Partnership uses standardized agreements that allow for offset of positive and negative exposures (master netting arrangements).

        The use of derivative instruments may create exposure to the risk of financial loss in certain circumstances, including instances when (i) NGLs do not trade at historical levels relative to crude oil, (ii) physical sales volumes are less than expected or (iii) OTC counterparties fail to purchase or deliver the contracted quantities of natural gas, NGLs or crude oil or otherwise fail to perform. To the extent that the Partnership engages in derivative activities, it may be prevented from realizing the benefits of favorable price changes in the physical market; however, it may be insulated against unfavorable changes in such prices.

        The Partnership's amended credit agreement (the "Partnership Credit Agreement") limits its ability to enter into financial derivative transactions with parties that require margin calls and prevents members of the participating bank group from requiring margin calls. As of March 31, 2010 approximately 5% of the Partnership's financial derivative positions, measured volumetrically, are with non-bank group counterparties and are subject to margin deposit requirements under OTC agreements that it meets with letters of credit, if necessary. In the unlikely event that the Partnership was unable to meet these margin calls with letters of credit, it would be forced to terminate the corresponding contracts.

  Embedded Derivative in Debt Contract

        The senior notes issued in 2009 contain two contingent written put options. The written put options are considered embedded derivatives and are not considered clearly and closely related to the indenture governing the notes. When a hybrid contract contains more than one embedded derivative requiring separate accounting, the embedded derivatives must be aggregated and accounted for as one compound embedded derivative. The initial fair value of the compound embedded derivative in the indenture was recorded as a component of Long-term debt in the Condensed Consolidated Balance Sheets with a corresponding increase in the recorded balance of the original issue discount.

  Interest Rate Contracts

        During the first quarter of 2010, the Partnership terminated all of its outstanding interest rate swap contracts. The financial statement impact is disclosed in the tables below.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

  Financial Statement Impact of Derivative Contracts

        See Note 5 for a description of how the Partnership values its derivative instruments. There were no material changes to its policy regarding the accounting for these instruments as previously disclosed in the Partnership's 2009 Annual Report on Form 10-K. The impact of the Partnership's derivative instruments on its Condensed Consolidated Balance Sheets is summarized below (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative contracts not designated as hedging instruments and their balance sheet location	Fair Value at March 31, 2010	Fair Value at December 31, 2009	Fair Value at March 31, 2010	Fair Value at December 31, 2009
Commodity contracts
Fair value of derivative instruments—current	$8,002	$8,312	$(63,544)	$(60,464)
Fair value of derivative instruments—long-term	9,968	15,810	(55,103)	(62,519)
Interest rate contracts
Fair value of derivative instruments—current	—	509	—	—
Embedded derivative in debt contract
Long-term debt	—	—	(134)	(190)

Total	$17,970	$24,631	$(118,781)	$(123,173)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

        The impact of the Partnership's derivative instruments on its Condensed Consolidated Statements of Operations is summarized below (in thousands):

	Three months ended March 31,
Derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in income	2010	2009
Revenue: Derivative (loss) gain
Realized (loss) gain	$(13,129)	$61,114
Unrealized gain (loss)	5,893	(52,810)

Total Revenue: derivative (loss) gain	(7,236)	8,304

Derivative loss related to purchased product costs
Realized loss	(5,438)	(16,250)
Unrealized loss	(7,951)	(13,263)

Total derivative loss related to purchased product costs	(13,389)	(29,513)

Derivative gain related to facility expenses
Unrealized gain	806	371
Derivative gain related to interest expense
Realized gain	2,380	—
Unrealized loss	(509)	—

Total derivative gain related to interest expense	1,871	—

Miscellaneous income (expense), net
Unrealized gain	56	—

Total loss	$(17,892)	$(20,838)

        At March 31, 2010, the fair value of the Partnership's commodity derivative contracts is inclusive of premium payments of $7.1 million, net of amortization. For the three months ended March 31, 2010 and 2009, the Realized (loss) gain—revenue includes amortization of premium payments of $0.6 million and $1.2 million, respectively.

        During the first quarter of 2009, the Partnership settled a portion of its derivative positions covering 2009, 2010, and 2011 for $15.2 million of net realized gains. The settlement was completed prior to the contractual settlement to improve liquidity and to mitigate credit risk with certain counterparties, and as such did not represent trading activity. The settlement was recorded as a $26.5 million realized gain in Realized (loss) gain—revenue and an $11.3 million realized loss included in Derivative loss related to purchased product costs in the accompanying Condensed Consolidated Statements of Operations.

  Credit Risk Contingent Feature

        The Partnership has a contractual arrangement with one non-bank group counterparty that contains a credit risk contingent feature. The Partnership has OTC swap and put positions with this counterparty. This arrangement contains provisions that if the Partnership's credit rating for its

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

long-term senior unsecured debt, as announced by Moody's Investors Service, Inc. and Standard & Poor's Corporation were to decline below B3 or B-, respectively, the Partnership would be required to post additional collateral in the amount of 15% of all outstanding transactions if the contract value of all outstanding transactions was in a net liability position. The Partnership has a standard master netting arrangement with this counterparty. As of March 31, 2010 the Partnership has a net liability position of $1.1 million with this counterparty. The Partnership has posted additional collateral with the counterparty through a letter of credit due to a restriction in the Partnership Credit Agreement which does not allow cash collateral.

  Outstanding Derivative Contracts

        The following tables provide information on the volume of the Partnership's derivative activity for positions related to long liquids and keep-whole price risk at March 31, 2010, including the weighted average prices ("WAVG"):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2010	1,297	$66.48	$74.49	$(4,033)
2011	2,495	70.06	86.95	(4,880)
2012	822	60.00	85.87	(2,944)

WTI Crude Puts	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	Fair Value (in thousands)
2010	1,288	$80.00	$1,525
2011	1,818	80.00	5,229

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2010	3,290	$70.68	$(12,358)
2011	1,570	78.54	(4,166)
2012	1,221	78.50	(3,463)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2010	5,186	$5.68	$(2,138)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	5,525	$1.35	$(271)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	10,898	$1.66	$(582)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	8,983	$1.29	$(215)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	27,374	$1.04	$(578)

        The following tables provide information on the volume of the Partnership's taxable subsidiary's commodity derivative activity for positions related to keep-whole price risk at March 31, 2010, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	648	$70.00	$91.85	$(1,158)

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2010	2,782	$74.47	$(7,761)
2011	3,150	87.27	1,267
2012 (Jan)	2,142	91.50	306

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2010	9,992	$9.39	$(13,754)
2011	15,429	8.79	(18,056)
2012	4,225	7.08	(1,786)

  Embedded Derivatives in Commodity Contracts

        The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The primary term of the commodity contract, a component of a broader regional arrangement, expired on December 31, 2009 but the producer exercised its right to extend the processing agreement and the commodity contract through the first quarter of 2015. The fair value of the commodity contract is marked based on an index price through Derivative loss related to purchased product costs. As of March 31, 2010, the estimated fair value of this contract was a liability of $31.4 million.

        The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at one of its plant locations. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of March 31, 2010, the estimated fair value of this contract was an asset of $0.6 million.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value

        Fair value measurements and disclosures relate primarily to the Partnership's derivative instruments discussed in Note 4. The derivative contracts are measured at fair value on a recurring basis and classified within Level 2 and Level 3 of the valuation hierarchy. The Level 2 and Level 3 measurements are obtained using a market approach. LIBOR rates are an observable input for the measurement of all derivative contracts. The measurements for all commodity contracts contain observable inputs in the form of forward prices based on WTI crude oil prices; Columbia Appalachia, Henry Hub and Houston Ship Channel natural gas prices; Mont Belvieu and Conway NGL prices; and ERCOT electricity prices. Level 2 instruments include crude oil and natural gas swap contracts; the valuations are based on the appropriate commodity prices and contain no significant unobservable inputs. Level 3 instruments include crude oil options, all NGL transactions, embedded derivatives in commodity contracts and the embedded put options. The significant unobservable inputs for crude oil options, NGL transactions and embedded derivatives in commodity contracts include option volatilities and commodity prices interpolated and extrapolated due to inactive markets. The significant unobservable inputs for the embedded put options are option volatilities and management's assumptions about the probability of specific events occurring in the future.

        The methods and assumptions described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Partnership believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

        The following table presents the derivative instruments carried at fair value as of March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$8,010	$(69,919)
Significant unobservable inputs (Level 3)
Commodity contracts	9,413	(17,320)
Embedded derivatives in commodity contracts	547	(31,408)
Embedded derivative in debt contract	—	(134)

Total carrying value in Condensed Consolidated Balance Sheet	$17,970	$(118,781)

As of December 31, 2009	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$9,920	$(63,242)
Significant unobservable inputs (Level 3)
Commodity contracts	14,202	(25,542)
Embedded derivatives in commodity contracts	—	(34,199)
Interest rate contracts	509	—
Embedded derivative in debt contract	—	(190)

Total carrying value in Condensed Consolidated Balance Sheet	$24,631	$(123,173)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value (Continued)

Changes in Level 3 Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2010 and 2009 for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands).

	Three Months Ended
	March 31, 2010				March 31, 2009
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(11,340)	$(34,199)	$509	$(190)	$72,478	$(22)
Total gain or loss (realized and unrealized) included in earnings(1)	(2,758)	936	1,871	56	1,430	(2,455)
Purchases, sales, issuances and settlements (net)	6,191	2,402	(2,380)	—	(19,967)	208

Fair value at end of period	$(7,907)	$(30,861)	$—	$(134)	$53,941	$(2,269)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31(1)	$(3,521)	$3,338	$—	$56	$(5,063)	$(2,247)

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Derivative (loss) gain related to revenue. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in purchased product costs and facility expenses. Gains on Embedded Derivatives in Debt Contracts are recorded in Miscellaneous income (expense), net. Gains and losses on Interest Rate Contracts are recorded in Derivative gain related to interest expense.

6. Inventories

        Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Natural gas and natural gas liquids	$13,095	$20,939
Spare parts	6,831	8,136

Total inventories	$19,926	$29,075

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Long-Term Debt

        Debt is summarized below (in thousands):

	March 31, 2010	December 31, 2009
Credit Facility
Revolving credit facility, 5.25% interest at March 31, 2010 and December 31, 2009, due February 2012	$53,000	$59,300
Senior Notes(1)
Senior Notes, 6.875% interest, net of discount of $7,685 and $8,089, respectively, issued October 2004 and due November 2014	217,315	216,911
Senior Notes, 6.875% interest, net of discount of $28,392 and $29,515, respectively, issued May 2009 and due November 2014(2)	121,742	120,674
Senior Notes, 8.5% interest, net of discount of $732 and $762, respectively, issued July 2006 and due July 2016	274,268	274,238
Senior Notes, 8.75% interest, net of discount of $1,019 and $1,051, respectively, issued April and May 2008 and due April 2018	498,981	498,949

Total long-term debt	$1,165,306	$1,170,072

(1)
The estimated aggregate fair value of the Senior Notes was approximately $1,158.2 million and $1,152.9 million as of March 31, 2010 and December 31, 2009, respectively, based on quoted market prices.

(2)
Includes fair value of written put options of approximately $0.1 million (see Note 4).

  Credit Facility

        Under the provisions of the Partnership Credit Agreement, the Partnership is subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The credit facility is guaranteed and collateralized by substantially all of the Partnership's assets and those of its wholly-owned subsidiaries. As of March 31, 2010, the Partnership had $53.0 million of borrowings outstanding and $37.5 million of letters of credit outstanding under the revolving credit facility, leaving approximately $345.1 million available for borrowing.

8. Equity

  Distributions of Available Cash

Quarter Ended	Distribution Per Common Unit	Declaration Date	Ex-Dividend Date	Record Date	Payment Date
March 31, 2010	$0.64	April 22, 2010	April 29, 2010	May 3, 2010	May 14, 2010
December 31, 2009	$0.64	January 26, 2010	February 3, 2010	February 5, 2010	February 12, 2010

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

        In June 2006, the Office of Pipeline Safety ("OPS") issued a Notice of Probable Violation and Proposed Civil Penalty ("NOPV") (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company ("Equitable"). The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable and leased and operated by a subsidiary, MarkWest Energy Appalachia, L.L.C. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1.1 million. An administrative hearing on the matter, previously set for the last week of March 2007, was postponed to allow the administrative record to be produced and to allow OPS an opportunity to respond to MarkWest's and Equitable's motions to dismiss count one of the NOPV, which involves $0.8 million of the $1.1 million proposed penalty. This count arises out of alleged activity in 1982 and 1987, which predates MarkWest's leasing and operation of the pipeline. MarkWest believes it has viable and mitigating defenses to the remaining counts and will vigorously defend all applicable assertions of violations. The administrative hearing request was withdrawn by MarkWest and Equitable in October 2009, and the parties are waiting for initial resolution on the briefs, exhibits and other documents filed or submitted by the parties in the matter.

        MarkWest Javelina Company, L.L.C. is a party to an action styled Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005, which sets forth claims for wrongful death, personal injury or property damage, and nuisance type claims, allegedly incurred as a result of operations and emissions from MarkWest Javelina's gas processing plant and from various petroleum, petrochemical and metal processing and refining operations located in the area, which were also named as defendants in the action. The action has been and is being vigorously defended, and management does not believe that this action will have a material adverse impact on the Partnership's financial position or results of operations.

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Incentive Compensation Plans

Compensation Expense

        Total compensation expense recorded for share-based pay arrangements is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Phantom units	$6,285	$2,703
Distribution equivalent rights	311	338

Total compensation expense	$6,596	$3,041

        As of March 31, 2010, total compensation expense not yet recognized related to the unvested awards under the 2008 LTIP and 2006 Hydrocarbon Plan was approximately $16.1 million, with a weighted-average remaining vesting period of approximately 1.1 years. Total compensation expense not yet recognized related to unvested awards under the 2002 LTIP was approximately $0.3 million, with a weighted-average remaining vesting period of approximately 0.8 years. The actual compensation expense recognized for awards under the 2002 LTIP may differ as they qualify as liability awards, which are affected by changes in the fair value.

        As part of a net settlement option, employees may elect to surrender a certain number of phantom units upon vesting, and in exchange, the Partnership will assume the income tax withholding obligations related to the vesting. During the three months ended March 31, 2010 and 2009, the Partnership was required to pay approximately $3.7 million and $1.2 million, respectively, for income tax withholdings related to the vesting of phantom unit awards. Other than the amounts paid related to the net settlement option, there were no cash settlements and the Partnership received no proceeds for issuing phantom units during the three months ended March 31, 2010 and 2009.

2008 LTIP and 2006 Hydrocarbon Plan

        The following is a summary of phantom unit activity under the 2008 LTIP and 2006 Hydrocarbon Plan:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2009(1)	977,241	$22.00
Granted(2)	272,188	29.27
Vested(2)	(355,837)	26.71
Forfeited	(5,778)	19.13

Unvested at March 31, 2010(1)	887,814	22.36

(1)
Includes 437,100 performance units granted to senior executives and other key employees that contain performance vesting criteria. Compensation expense recognized for performance units expected to vest was zero and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Incentive Compensation Plans (Continued)

(2)
In January 2010, the General Partner's board of directors granted 166,000 unrestricted units to senior executives and other key employees under the 2008 LTIP. The unrestricted units vested immediately and the Partnership recognized approximately $4.8 million of expense related to these units.

	Three months ended March 31,
	2010	2009
	(in thousands)
Total grant-date fair value of phantom units granted during the period	$7,968	$3,649
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$9,505	$9,064

2002 LTIP

        The following is a summary of phantom unit activity under the 2002 LTIP:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2009	69,555	$32.75
Granted	—	—
Vested	(43,308)	32.06
Forfeited	(256)	34.00

Unvested at March 31, 2010	25,991	33.87

	Three months ended March 31,
	2010	2009
	(in thousands)
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$1,255	$818

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Income Taxes

        A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate of 35% to the income (loss) before income tax for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended March 31, 2010
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$3,234	$27,302	$(106)	$30,430

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$1,132	$—	$—	$1,132
Permanent items	1	—	—	1
State income taxes net of federal benefit	115	155	—	270
Provision on income from Class A units(1)	3,023	—	—	3,023

Provision for income tax	$4,271	$155	$—	$4,426

Effective tax rate				14.54%

	Three months ended March 31, 2009
	Corporation	Partnership	Eliminations	Consolidated
Loss before provision for income tax	$(26,817)	$(7,661)	$(4,529)	$(39,007)

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$(9,386)	$—	$—	$(9,386)
Permanent items	13	—	—	13
State income taxes net of federal benefit	(658)	(48)	—	(706)
Provision on income from Class A units(1)	3	—	—	3
Excess book deduction related to equity compensation	735	3	—	738

Provision for income tax	$(9,293)	$(45)	$—	$(9,338)

Effective tax rate				23.94%

(1)
The Corporation and the General Partner of the Partnership own Class A units of the Partnership that were received in the merger. For further discussion, see Item 1. Business in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Earnings (Loss) Per Common Unit

        The following table shows the computation of basic and diluted net income (loss) per common unit for the three months ended March 31, 2010 and 2009, and the weighted-average units used to compute diluted net income (loss) per common unit (in thousands, except per unit data):

	Three months ended March 31,
	2010	2009
Net income (loss) attributable to the Partnership	$21,510	$(29,649)
Less: Income allocable to phantom units	277	390

Income (loss) available for common unitholders	$21,233	$(30,039)

Weighted average common units outstanding—basic	66,453	56,806

Weighted average common units outstanding—diluted	66,453	56,806

Net income (loss) attributable to the Partnership's common unitholders per common unit
Basic	$0.32	$(0.53)
Diluted	$0.32	$(0.53)

13. Segment Information

        The Partnership prepares segment information in accordance with GAAP. Certain items below Income (loss) from operations in the accompanying Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any unrealized gains (losses) from derivative instruments are not allocated to individual segments. Management does not consider these items allocable to or controllable by any individual segment and therefore excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The tables below present information about operating income and capital expenditures for the reported segments for the three months ended March 31, 2010 and 2009 (in thousands).

Three months ended March 31, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$164,964	$111,848	$19,010	$19,793	$315,615
Operating expenses:
Purchased product costs	74,625	67,087	2,584	—	144,296
Facility expenses	20,489	4,225	7,313	5,695	37,722

Total operating expenses before items not allocated to segments	95,114	71,312	9,897	5,695	182,018
Portion of operating income attributable to non-controlling interests	1,500	—	3,637	—	5,137

Operating income before items not allocated to segments	$68,350	$40,536	$5,476	$14,098	$128,460

Capital expenditures	$40,133	$591	$51,217	$2,865	$94,806
Capital expenditures not allocated to segments					516

Total capital expenditures					$95,322

Three months ended March 31, 2009:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$104,606	$61,592	$6,656	$10,513	$183,367
Operating expenses:
Purchased product costs	50,534	50,954	826	—	102,314
Facility expenses	18,125	5,165	2,539	5,271	31,100

Total operating expenses before items not allocated to segments	68,659	56,119	3,365	5,271	133,414
Portion of operating income attributable to non-controlling interests	28	—	280	—	308

Operating income before items not allocated to segments	$35,919	$5,473	$3,011	$5,242	$49,645

Capital expenditures	$84,429	$13,224	$50,290	$20,877	$168,820
Capital expenditures not allocated to segments					122

Total capital expenditures					$168,942

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income (loss) before provision for income tax for the three months ended March 31, 2010 and 2009 (in thousands).

	Three months ended March 31,
	2010	2009
Total segment revenue	$315,615	$183,367
Derivative (loss) gain not allocated to segments	(7,236)	8,304

Total revenue	$308,379	$191,671

Operating income before items not allocated to segments	$128,460	$49,645
Portion of operating income attributable to non-controlling interests	5,137	308
Derivative loss not allocated to segments	(19,819)	(20,838)
Compensation expense included in facility expenses not allocated to segments	(722)	(344)
Facility expenses adjustment	539	—
Selling, general and administrative expenses	(21,508)	(15,927)
Depreciation	(28,187)	(20,943)
Amortization of intangible assets	(10,193)	(10,233)
Gain (loss) on disposal of property, plant and equipment	9	(729)
Accretion of asset retirement obligations	(143)	(47)

Income (loss) from operations	53,573	(19,108)
Loss from unconsolidated affiliates	(68)	(105)
Interest income	386	41
Interest expense	(23,782)	(17,782)
Amortization of deferred financing costs and discount (a component of interest expense)	(2,612)	(1,391)
Derivative gain related to interest expense	1,871	—
Miscellaneous income (expense), net	1,062	(662)

Income (loss) before provision for income tax	$30,430	$(39,007)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The tables below present information about segment assets as of March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Total segment assets	$1,652,732	$228,021	$464,673	$590,000	$2,935,426
Assets not allocated to segments:
Certain cash and cash equivalents					48,145
Fair value of derivatives					17,970
Investment in unconsolidated affiliate					29,565
Other(1)					30,024

Total assets					$3,061,130

(1)
Includes corporate fixed assets, receivables, deferred financing costs and other corporate assets not allocated to segments.

As of December 31, 2009:	Southwest	Northeast	Liberty	Gulf Coast	Total
Total segment assets	$1,637,749	$249,804	$373,127	$587,830	$2,848,510
Assets not allocated to segments:
Certain cash and cash equivalents					73,184
Fair value of derivatives					24,631
Investment in unconsolidated affiliate					29,633
Other(1)					38,779

Total assets					$3,014,737

(1)
Includes corporate fixed assets, deferred financing costs, income tax receivable and other corporate assets not allocated to segments.

14. Supplemental Condensed Consolidating Financial Information

        MarkWest Energy Partners has no significant operations independent of its subsidiaries. As of March 31, 2010, the Partnership's obligations under the outstanding Senior Notes (see Note 7) were fully and unconditionally guaranteed, jointly and severally, by all of its wholly-owned subsidiaries. MarkWest Liberty Midstream and MarkWest Pioneer, together with certain of the Partnership's other subsidiaries that do not guarantee the outstanding Senior Notes, have significant assets and operations in aggregate. For the purpose of the following financial information, the Partnership's investments in its subsidiaries and the guarantor subsidiaries' investments in their subsidiaries are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities. The operations, cash flows and financial position of the co-issuer of the Senior Notes, MarkWest Energy Finance Corporation, are minor and therefore have been included with the Parent's financial information. Condensed consolidating financial information for MarkWest Energy Partners and its combined guarantor and combined non-guarantor subsidiaries as of March 31, 2010

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

and December 31, 2009 and for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,739	$56,436	$—	$105,175
Receivables and other current assets	1,378	151,846	30,745	—	183,969
Intercompany receivables	1,503,076	1,342	—	(1,504,418)	—
Fair value of derivative instruments	—	8,002	—	—	8,002

Total current assets	1,504,454	209,929	87,181	(1,504,418)	297,146
Total property, plant and equipment, net	3,214	1,514,211	536,638	(6,393)	2,047,670
Other long-term assets:
Investment in unconsolidated affiliate	—	29,565	—	—	29,565
Investment in consolidated affiliates	581,187	237,997	—	(819,184)	—
Intangibles, net of accumulated amortization	—	643,613	605	—	644,218
Fair value of derivative instruments	—	9,968	—	—	9,968
Intercompany notes receivable	188,910	—	—	(188,910)	—
Other long-term assets	19,501	12,762	300	—	32,563

Total assets	$2,297,266	$2,658,045	$624,724	$(2,518,905)	$3,061,130

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$—	$1,503,007	$1,411	$(1,504,418)	$—
Fair value of derivative instruments	—	63,544	—	—	63,544
Other current liabilities	40,603	154,487	56,739	—	251,829

Total current liabilities	40,603	1,721,038	58,150	(1,504,418)	315,373
Deferred income taxes	2,448	7,214	—	—	9,662
Intercompany notes payable	—	188,910	—	(188,910)	—
Fair value of derivative instruments	—	55,103	—	—	55,103
Long-term debt, net of discounts	1,165,306	—	—	—	1,165,306
Other long-term liabilities	3,499	104,593	394	—	108,486
Equity:
MarkWest Energy Partners, L.P. partners' capital	1,085,410	581,187	566,180	(1,153,760)	1,079,017
Non-controlling interest in consolidated subsidiaries	—	—	—	328,183	328,183

Total equity	1,085,410	581,187	566,180	(825,577)	1,407,200

Total liabilities and equity	$2,297,266	$2,658,045	$624,724	$(2,518,905)	$3,061,130

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	As of December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$74,448	$23,304	$—	$97,752
Receivables and other current assets	870	165,421	26,655	—	192,946
Intercompany receivables	1,543,169	2,091	88	(1,545,348)	—
Fair value of derivative instruments	246	8,575	—	—	8,821

Total current assets	1,544,285	250,535	50,047	(1,545,348)	299,519
Total property, plant and equipment, net	3,307	1,499,233	484,788	(5,684)	1,981,644
Other long-term assets:
Investment in unconsolidated affiliate	—	29,633	—	—	29,633
Investment in consolidated affiliates	529,846	203,895	—	(733,741)	—
Intangibles, net of accumulated amortization	—	653,797	614	—	654,411
Fair value of derivative instruments	—	15,810	—	—	15,810
Intercompany notes receivable	210,060	—	—	(210,060)	—
Other long-term assets	20,538	13,182	—	—	33,720

Total assets	$2,308,036	$2,666,085	$535,449	$(2,494,833)	$3,014,737

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$1,195	$1,543,257	$896	$(1,545,348)	$—
Fair value of derivative instruments	—	60,464	—	—	60,464
Other current liabilities	28,673	149,319	47,527	—	225,519

Total current liabilities	29,868	1,753,040	48,423	(1,545,348)	285,983
Deferred income taxes	2,694	8,340	—	—	11,034
Intercompany notes payable	—	210,060	—	(210,060)	—
Fair value of derivative instruments	—	62,519	—	—	62,519
Long-term debt, net of discounts	1,170,072	—	—	—	1,170,072
Other long-term liabilities	3,064	102,280	392	—	105,736
Equity:
MarkWest Energy Partners, L.P. partners' capital	1,102,338	529,846	486,634	(1,022,164)	1,096,654
Non-controlling interest in consolidated subsidiaries	—	—	—	282,739	282,739

Total equity	1,102,338	529,846	486,634	(739,425)	1,379,393

Total liabilities and equity	$2,308,036	$2,666,085	$535,449	$(2,494,833)	$3,014,737

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$285,144	$23,235	$—	$308,379
Operating expenses:
Purchased product costs	—	155,073	2,612	—	157,685
Facility expenses	—	28,793	8,469	(163)	37,099
Selling, general and administrative expenses	11,781	9,635	1,310	(1,218)	21,508
Depreciation and amortization	147	32,710	5,597	(74)	38,380
Other operating expenses	—	(155)	289	—	134

Total operating expenses	11,928	226,056	18,277	(1,455)	254,806

(Loss) income from operations	(11,928)	59,088	4,958	1,455	53,573
Earnings from consolidated affiliates	53,853	829	—	(54,682)	—
Other (expense) income, net	(19,551)	(1,793)	365	(2,164)	(23,143)

Income before provision for income tax	22,374	58,124	5,323	(55,391)	30,430
Provision for income tax expense	155	4,271	—	—	4,426

Net income	22,219	53,853	5,323	(55,391)	26,004
Net income attributable to non-controlling interest	—	—	—	(4,494)	(4,494)

Net income attributable to the Partnership	$22,219	$53,853	$5,323	$(59,885)	$21,510

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended March 31, 2009(1)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$188,844	$2,827	$—	$191,671
Operating expenses:
Purchased product costs	—	130,989	838	—	131,827
Facility expenses	—	29,655	1,418	—	31,073
Selling, general and administrative expenses	11,810	4,397	161	(441)	15,927
Depreciation and amortization	143	30,473	560	—	31,176
Other operating expenses	—	776	—	—	776

Total operating expenses	11,953	196,290	2,977	(441)	210,779

Loss from operations	(11,953)	(7,446)	(150)	441	(19,108)
Loss from consolidated affiliates	(3,593)	(117)	—	3,710	—
Other (expense) income, net	(13,631)	(5,323)	13	(958)	(19,899)

Loss before provision for income tax	(29,177)	(12,886)	(137)	3,193	(39,007)
Provision for income tax benefit	(45)	(9,293)	—	—	(9,338)

Net loss	(29,132)	(3,593)	(137)	3,193	(29,669)
Net loss attributable to non-controlling interest	—	—	—	20	20

Net loss attributable to the Partnership	$(29,132)	$(3,593)	$(137)	$3,213	$(29,649)

(1)
The condensed consolidating information has been revised to reflect a change in the guarantor structure. MarkWest Pioneer is no longer a guarantor subsidiary due to the Partnership's sale of a 50% equity interest in the entity in May 2009.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(9,729)	$112,836	$12,036	$(783)	$114,360
Cash flows from investing activities:
Capital expenditures	(53)	(42,925)	(53,127)	783	(95,322)
Equity investments	(10,101)	(34,543)	—	44,644	—
Distributions from consolidated affiliates	12,710	1,270	—	(13,980)	—
Collection of intercompany notes receivable, net	21,150	—	—	(21,150)	—
Proceeds from disposal of property, plant and equipment	—	292	—	—	292

Net cash flows provided by (used in) investing activities	23,706	(75,906)	(53,127)	10,297	(95,030)

Cash flows from financing activities:
Proceeds from revolving credit facility	135,604	—	—	—	135,604
Payments of revolving credit facility	(141,904)	—	—	—	(141,904)
Payments of intercompany notes receivable, net	—	(21,150)	—	21,150	—
Contributions to wholly-owned subsidiaries, net	—	10,101	—	(10,101)	—
Contributions to joint ventures, net	—	—	76,763	(34,543)	42,220
Payments of SMR liability	—	(58)	—	—	(58)
Share-based payment activity	(3,730)	97	—	—	(3,633)
Payment of distributions	(42,866)	(12,710)	(2,540)	13,980	(44,136)
Intercompany advances, net	38,919	(38,919)	—	—	—

Net cash flows (used in) provided by financing activities	(13,977)	(62,639)	74,223	(9,514)	(11,907)

Net (decrease) increase in cash	—	(25,709)	33,132	—	7,423
Cash and cash equivalents at beginning of year	—	74,448	23,304	—	97,752

Cash and cash equivalents at end of period	$—	$48,739	$56,436	$—	$105,175

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended March 31, 2009(1)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(11,096)	$97,651	$5,782	$(517)	$91,820
Cash flows from investing activities:
Capital expenditures	(294)	(103,180)	(65,985)	517	(168,942)
Equity investments	(14,400)	(4,984)	—	14,400	(4,984)
Change in restricted cash	—	—	(1,125)	—	(1,125)
Distributions from consolidated affiliates	—	36,267	—	(36,267)	—
Collection of intercompany notes receivable, net	28,085	—	—	(28,085)	—

Net cash flows provided by (used in) investing activities	13,391	(71,897)	(67,110)	(49,435)	(175,051)

Cash flows from financing activities:
Proceeds from revolving credit facility	234,700	—	—	—	234,700
Payments of revolving credit facility	(125,000)	—	—	—	(125,000)
Payments of intercompany notes receivable, net	—	(28,085)	—	28,085	—
Payments for debt issuance costs, deferred financing costs and registration costs	(4,323)	—	—	—	(4,323)
Contributions to wholly-owned subsidiaries, net	—	14,400	—	(14,400)	—
Contributions to joint ventures, net	(5,464)	—	50,000	—	44,536
Share-based payment activity	(1,199)	—	—	—	(1,199)
Payment of distributions	(36,803)	—	(36,267)	36,267	(36,803)
Intercompany advances, net	(64,206)	16,360	47,698	148	—

Net cash flows (used in) provided by financing activities	(2,295)	2,675	61,431	50,100	111,911

Net increase in cash	—	28,429	103	148	28,680
Cash and cash equivalents at beginning of year	—	—	3,321	—	3,321

Cash and cash equivalents at end of period	$—	$28,429	$3,424	$148	$32,001

(1)
The condensed consolidating information has been revised to reflect a change in the guarantor structure. MarkWest Pioneer is no longer a guarantor subsidiary due to the Partnership's sale of a 50% equity interest in the entity in May 2009.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Supplemental Cash Flow Information

        The following table provides information regarding supplemental cash flow information (in thousands).

	Three months ended March 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,244	$8,240
Cash paid for income taxes	28	190
Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$59,861	$53,445
Interest capitalized on construction in progress	2,557	4,893
Property, plant and equipment asset retirement obligation	727	321
Issuance of common units for vesting of share-based payment awards	7,030	8,683

16. Subsequent Events

        On April 6, 2010, the Partnership completed a public offering of approximately 4.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters' over-allotment option, at a price of $30.43 per common unit. Net proceeds of approximately $142.0 million will be used to partially fund the Partnership's ongoing capital expenditure program and to repay borrowings under the revolving credit facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis ("MD&A") contains statements that are forward-looking and should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this report and our December 31, 2009 Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors.

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

  Significant Financial and Other Highlights

        Significant financial and other highlights for the three months ended March 31, 2010 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

  •
  Total segment operating income before items not allocated to segments increased approximately $78.8 million, or 159%, for the three months ended March 31, 2010 compared to the same period in 2009. The increase is due primarily to higher NGL and natural gas prices in 2010, expanding operations in our Liberty segment and increased volumes from a large producer in our Southwest segment. The increase was partially offset by a $61.1 million decrease in net cash received from the settlement of derivative positions.

  •
  During the three months ended March 31, 2010, we received $42.2 million of contributions to MarkWest Liberty Midstream from M&R.

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

        The following is a reconciliation to income (loss) from operations, the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended March 31,
	2010	2009
Revenue	$315,615	$183,367
Purchased product costs	144,296	102,314

Net operating margin	171,319	81,053
Facility expenses	37,905	31,444
Total derivative loss	19,819	20,838
Selling, general and administrative expenses	21,508	15,927
Depreciation	28,187	20,943
Amortization of intangible assets	10,193	10,233
(Gain) loss on disposal of property, plant and equipment	(9)	729
Accretion of asset retirement obligations	143	47

Income (loss) from operations	$53,573	$(19,108)

  Our Contracts

        We generate the majority of our revenue and net operating margin (a non-GAAP measure, see above for discussion and reconciliation of net operating margin) from natural gas gathering, transportation and processing; NGL transportation, fractionation, marketing and storage; and crude oil gathering and transportation. We enter into a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the following types of arrangements: fee-based, percent-of-proceeds, percent-of-index and keep-whole. See Item 1. Business—Our Contracts in our 2009 Annual Report on Form 10-K for further discussion of each of these types of arrangements.

        The following table is prepared as if we did not have an active commodity risk management program in place. For further discussion of how we have reduced the downside volatility to the portion of our net operating margin that is not fee-based, see Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements. For the three months ended March 31, 2010, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)	Total
Revenue	17%	39%	5%	39%	100%
Net operating margin(4)	31%	42%	0%	27%	100%

(1)
Includes condensate sales and other types of arrangements tied to NGL prices.

(2)
Includes arrangements tied to natural gas prices.

(3)
Includes condensate sales and other types of arrangements tied to both NGL and natural gas prices.

(4)
We manage our business by taking into account the partial offset of short natural gas positions by long positions primarily in our Southwest segment. The calculated percentages for the net operating margin for percent-of-proceeds, percent-of-index and keep-whole contracts reflect the partial offset of our natural gas positions.

  Seasonality

        Our business is affected by seasonal fluctuations in commodity prices. Sales volumes also are affected by various other factors such as fluctuating and seasonal demands for products, changes in transportation and travel patterns and variations in weather patterns from year to year. Our Northeast segment is particularly impacted by seasonality. In the Appalachia area, we store a portion of the propane that is produced in the summer to be sold in the winter months. As a result of our seasonality, we generally expect the sales volumes in our Northeast and Liberty segments to be higher in the first quarter and fourth quarter.

Results of Operations

  Segment Reporting

        We classify our business in four reportable segments: Southwest, Northeast, Liberty and Gulf Coast. We present information in this MD&A by segment. The segment information appearing in Note 13 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting.

  Southwest

  •
  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, a natural gas processing facility and an NGL pipeline. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit, Travis Peak and Haynesville formations, which collectively form one of the largest natural gas producing regions in the United States. For natural gas that is processed in this segment, we purchase the NGLs from the producers primarily under percent-of-proceeds arrangements, or we transport volumes for a fee.

  •
  Oklahoma.  We own a Foss Lake natural gas gathering system and the Arapaho I and II natural gas processing plants, all located in Roger Mills, Custer and Ellis Counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. The majority of the gathered gas ultimately is compressed and delivered to the processing plants. We also own and operate a gathering system in the Granite Wash formation in the Texas panhandle that is connected to our Foss Lake processing plants and our Grimes gathering system that is located in Roger Mills and Beckham Counties in western Oklahoma. In addition, we own a natural gas gathering system in the Woodford Shale in the Arkoma Basin of southeast Oklahoma.

    Through our joint venture MarkWest Pioneer, we operate the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that interconnects with Midcontinent Express Pipeline and Gulf Crossing Pipeline at Bennington, Oklahoma and is designed to provide approximately 638,000 Dth/d of Arkoma Basin takeaway capacity.

  •
  Other Southwest.  We own a number of natural gas gathering systems in Texas, Louisiana, Mississippi and New Mexico, including the Appleby gathering system in Nacogdoches County, Texas. We gather a significant portion of the natural gas produced from fields adjacent to our gathering systems, including from wells targeting the Haynesville formation. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer. In addition, we own four lateral pipelines in Texas and New Mexico.

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

  •
  Michigan.  We own and operate a FERC-regulated crude oil pipeline in Michigan providing transportation service for six shippers.

  Liberty

  •
  Marcellus Shale.  We operate natural gas gathering systems and processing facilities located primarily in western Pennsylvania and northern West Virginia through MarkWest Liberty Midstream. We have a 35 MMcf/d cryogenic plant and a 120 MMcf/d cryogenic plant at our Houston, Pennsylvania processing complex and plan to complete the installation of a 200 MMcf/d cryogenic plant in the first half of 2011. We plan to complete the installation of a 120 MMcf/d cryogenic plant at our Majorsville site in the third quarter of 2010 and expect to increase the cryogenic processing capacity to approximately 270 MMcf/d in the third quarter of 2011. We also plan to complete a 60,000 Bbl/d fractionation facility at our Houston complex in the first half of 2011. We expect the total planned capacity of 625 MMcf/d to be supported by long-term agreements with our producer customers. We have also completed construction of an interconnect with a key interstate NGL pipeline providing a market outlet for the propane produced at our Liberty facilities.

  Gulf Coast

  •
  Javelina.  We own and operate the Javelina Processing Facility, a natural gas processing facility in Corpus Christi, Texas, which treats and processes off-gas from six local refineries operated by three different refinery customers. We have a hydrogen supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for all of the hydrogen processed by the steam methane reformer ("SMR") that is owned and operated by a third party. The hydrogen received under this agreement will be sold to a refinery customer pursuant to a corresponding long-term agreement.

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the three months ended March 31, 2010:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	52%	36%	6%	6%	100%
Net operating margin	53%	26%	10%	11%	100%

  Equity Investment in Unconsolidated Affiliate

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

Three months ended March 31, 2010 compared to three months ended March 31, 2009

        Items below Income (loss) from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any unrealized gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present information about operating income for the reported segments for the three months ended March 31, 2010 and 2009.

Southwest

	Three months ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$164,964	$104,606	$60,358	58%
Operating expenses:
Purchased product costs	74,625	50,534	24,091	48%
Facility expenses	20,489	18,125	2,364	13%

Total operating expenses before items not allocated to segments	95,114	68,659	26,455	39%

Portion of operating income attributable to non-controlling interests	1,500	28	1,472	5,257%

Operating income before items not allocated to segments	$68,350	$35,919	$32,431	90%

        Revenue.    Revenue increased primarily due to higher commodity prices. Revenue from NGL, natural gas and condensate sales increased approximately $53.6 million across the segment. An increase in volumes from a large producer in our Woodford Shale operations also contributed to the increase in product sales. Gathering and compression fee revenue also increased $6.3 million due to the higher volumes in the Woodford Shale and Stiles Ranch, and the start of the Arkoma Connector Pipeline in July 2009. The increase in revenue was partially offset by a decrease in volumes in the Other Southwest areas and a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas.

        Purchased Product Costs.    Purchased product costs increased primarily due to higher commodity prices and increased volumes in certain areas, which was partially offset by a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas.

        Facility Expenses.    Facility expenses increased primarily due to higher repairs and maintenance expense at our East Texas processing facility, the expansion of our operations in Stiles Ranch and the Arkoma Connector Pipeline.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents our partners' share in net operating income of MarkWest Pioneer and Wirth Gathering Partnership. The increase resulted from the Arkoma Connector Pipeline being placed in service in July 2009.

Northeast

	Three months ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$111,848	$61,592	$50,256	82%
Operating expenses:
Purchased product costs	67,087	50,954	16,133	32%
Facility expenses	4,225	5,165	(940)	(18)%

Total operating expenses before items not allocated to segments	71,312	56,119	15,193	27%

Operating income before items not allocated to segments	$40,536	$5,473	$35,063	641%

        Revenue.    Revenue increased primarily due to higher commodity prices realized on NGL sales from the Appalachia region, as well as an increase in volumes from a significant customer.

        Purchased Product Costs.    Purchased product costs increased due to higher prices for the natural gas that is purchased to satisfy the keep-whole arrangements in the Appalachia area, as well as the increase in volumes.

        Facility Expenses.    Facility expenses decreased primarily due to ceasing our natural gas gathering and processing operations in Western Michigan during the third quarter of 2009.

Liberty

	Three months ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$19,010	$6,656	$12,354	186%
Operating expenses:
Purchased product costs	2,584	826	1,758	213%
Facility expenses	7,313	2,539	4,774	188%

Total operating expenses before items not allocated to segments	9,897	3,365	6,532	194%

Portion of operating income attributable to non-controlling interests	3,637	280	3,357	1,199%

Operating income before items not allocated to segments	$5,476	$3,011	$2,465	82%

        Revenue.    Revenue increased due to ongoing expansion of the Liberty facilities. Revenue increased approximately $5.8 million related to gathering fees and approximately $6.5 million related to NGL product sales under percent-of-proceeds arrangements.

        Purchased Product Costs.    Purchased product costs increased due to higher prices and increased purchases resulting from the ongoing expansion of the Liberty facilities.

        Facility Expenses.    Facility expenses increased primarily due to the ongoing expansion of the Liberty facilities, as well as an increase of approximately $1.1 million related to environmental remediation costs and other repairs and maintenance expense in 2010.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents M&R's 40% interest in net operating income of MarkWest Liberty Midstream. The increase is the result of the formation of the joint venture on February 27, 2009.

Gulf Coast

	Three months ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$19,793	$10,513	$9,280	88%
Operating expenses:
Facility expenses	5,695	5,271	424	8%

Total operating expenses before items not allocated to segments	5,695	5,271	424	8%

Operating income before items not allocated to segments	$14,098	$5,242	$8,856	169%

        Revenue.    Revenue increased due to higher commodity prices and increased volumes. The volumes were lower in 2009 due to a two-week plant turnaround. The increase in revenue was partially offset by lower percent-of-proceeds received from one of our refinery customers under a variable percent-of-proceeds contract.

        Facility Expenses.    Facility expenses increased primarily due to the operating expenses of the SMR and increased utilities expense. The increases were partially offset by a decrease related to the plant turnaround completed in 2009 that did not recur in 2010.

Reconciliation of Segment Operating Income to Consolidated Income (Loss) Before Provision for Income Tax

        The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax for the three months ended March 31, 2010 and 2009. The ensuing items listed below the

Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Total segment revenue	$315,615	$183,367	$132,248	72%
Derivative (loss) gain not allocated to segments	(7,236)	8,304	(15,540)	(187)%

Total revenue	$308,379	$191,671	$116,708	61%

Operating income before items not allocated to segments	$128,460	$49,645	$78,815	159%
Portion of operating income attributable to non-controlling interests	5,137	308	4,829	1,568%
Derivative loss not allocated to segments	(19,819)	(20,838)	1,019	(5)%
Compensation expense included in facility expenses not allocated to segments	(722)	(344)	(378)	110%
Facility expenses adjustment	539	—	539	N/A
Selling, general and administrative expenses	(21,508)	(15,927)	(5,581)	35%
Depreciation	(28,187)	(20,943)	(7,244)	35%
Amortization of intangible assets	(10,193)	(10,233)	40	(0)%
Gain (loss) on disposal of property, plant and equipment	9	(729)	738	(101)%
Accretion of asset retirement obligations	(143)	(47)	(96)	204%

Income (loss) from operations	53,573	(19,108)	72,681	(380)%
Loss from unconsolidated affiliates	(68)	(105)	37	(35)%
Interest income	386	41	345	841%
Interest expense	(23,782)	(17,782)	(6,000)	34%
Amortization of deferred financing costs and discount (a component of interest expense)	(2,612)	(1,391)	(1,221)	88%
Derivative gain related to interest expense	1,871	—	1,871	N/A
Miscellaneous income (expense), net	1,062	(662)	1,724	(260)%

Income (loss) before provision for income tax	$30,430	$(39,007)	$69,437	(178)%

        Facility Expenses Adjustment.    Facility expenses adjustment consists of the reclassification of the MarkWest Pioneer field services fee and the reclassification of the interest expense related to the SMR which is included a facility expenses for the purposes of evaluating the performance of the Gulf Coast segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased primarily due to higher share-based compensation expense related to the January 2010 unrestricted unit grant. Increases in headcount, short-term incentive compensation, insurance and corporate office rent also contributed to the increase.

        Depreciation.    Depreciation increased due to depreciation on additional projects completed during 2009 and the first quarter of 2010.

        Interest Expense.    Interest expense increased primarily due to additional borrowings in 2009 to fund our capital plan.

        Amortization of Deferred Financing Costs and Discount.    Amortization of deferred financing costs and discount increased due primarily to the amortization of the financing costs and discount on the Senior Notes issued in May 2009.

        Derivative Gain Related to Interest Expense.    Derivative gain related to interest expense increased due to the settlement of all the outstanding interest rate swaps in January 2010. See Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements for further details.

        Provision for Income Tax.    The total provision for income tax expense was $4.4 million, which includes a deferred benefit of $1.4 million related primarily to MarkWest Hydrocarbon's ownership of Class A units and the net unrealized derivative loss during the period. The current provision for income tax expense was $5.8 million. Approximately $5.4 million is attributable to MarkWest Hydrocarbon and the remaining $0.4 million is related to taxes payable by the Partnership associated with the Texas Margin Tax and Michigan Business Taxes.

  Operating Data

	Three months ended March 31,
	2010	2009	% Change
Southwest
East Texas
Gathering systems throughput (Mcf/d)	429,000	450,900	(4.9)%
NGL product sales (gallons)	64,195,800	48,370,000	32.7%
Oklahoma
Foss Lake gathering system throughput (Mcf/d)	76,000	92,600	(17.9)%
Stiles Ranch gathering system throughput (Mcf/d)	115,800	93,300	24.1%
Grimes gathering system throughput (Mcf/d)	7,900	10,800	(26.9)%
Arapaho NGL product sales (gallons)	29,443,300	27,432,700	7.3%
Southeast Oklahoma gathering system throughput (Mcf/d)	496,600	418,600	18.6%
Arkoma Connector Pipeline throughput (Mcf/d)(1)	357,800	N/A	N/A
Other Southwest
Appleby gathering system throughput (Mcf/d)	34,600	57,500	(39.8)%
Other gathering systems throughput (Mcf/d)(2)	9,000	10,700	(15.9)%
Northeast
Appalachia(3)
Natural gas processed (Mcf/d)	193,000	198,700	(2.9)%
Keep-whole sales (gallons)	45,772,400	50,977,900	(10.2)%
Percent-of-proceeds sales (gallons)	27,005,000	19,363,000	39.5%

Total NGL product sales (gallons)(4)	72,777,400	70,340,900	3.5%
Michigan
Crude oil transported for a fee (Bbl/d)	12,900	12,800	0.8%
Liberty
Gathering system throughput (Mcf/d)	100,900	33,600	200.3%
NGL product sales (gallons)	21,530,200	1,383,200	1,456.6%
Gulf Coast
Refinery off-gas processed (Mcf/d)	113,300	104,200	8.7%
Liquids fractionated (Bbl/d)	22,500	20,000	12.5%

(1)
We began commercial operation of the Arkoma Connector Pipeline in July 2009.

(2)
Excludes lateral pipelines where revenue is not based on throughput.

(3)
Includes throughput from the Kenova, Cobb, and Boldman processing plants.

(4)
Represents sales at the Siloam fractionator. The total sales exclude 10,657,200 gallons and 1,383,200 gallons sold by the Northeast on behalf of Liberty for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

        Our primary strategy is to expand our asset base through organic growth and expansion projects and selective third-party acquisitions that are accretive to our cash available for distribution per common unit. In 2009, we spent approximately $487.0 million on internal development and expansion opportunities, of which a significant portion was funded by our joint venture partners and by our divestiture of the SMR facility.

        Our 2010 capital plan includes approximately $490 million to $540 million of capital expenditures for growth projects and approximately $10 million to $15 million for maintenance capital. Our share of growth capital expenditures is expected to be approximately $300 million to $350 million and the remainder will be funded through contributions from our joint venture partners and existing cash balances in the joint ventures. As of March 31, 2010 we have spent approximately $95.3 million, including the amounts funded by our joint venture partners.

        During the three months ended March 31, 2010, we received approximately $42.2 million from M&R to fund capital expenditures at MarkWest Liberty Midstream.

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

        Management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances, contributions by our joint venture partners for capital projects encompassed by the joint venture, and our current borrowing capacity under the revolving credit facility. However, it may be necessary to raise additional funds to finance our future capital requirements. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of May 3, 2010, our credit ratings were Ba3 with a Stable outlook by Moody's Investors Service and BB- with a Stable outlook by Standard & Poor's, which reflect upgrades by both agencies in 2010. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

  Debt Financing Activities

        Our revolving credit facility, which matures on February 20, 2012, has a borrowing capacity of $435.6 million with an accordion feature of up to $200.0 million of uncommitted funds. Under the provisions of the Partnership Credit Agreement we are subject to a number of restrictions and covenants. As of March 31, 2010, we were in compliance with all of our debt covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of May 3, 2010, we had no borrowings outstanding and $37.5 million of letters of credit outstanding under the revolving credit facility, leaving approximately $398.1 million available for borrowing.

        As of March 31, 2010, we had four series of Senior Notes outstanding: $225.0 million aggregate principal issued in October 2004 and due November 2014; $150.0 million aggregate principal issued in May 2009 and due November 2014 with terms substantially the same as the 2014 Senior Notes; $275.0 million aggregate principal issued in July 2006 and due July 2016; and $500.0 million aggregate principal issued in April and May 2008 and due April 2018. For further discussion of the Senior Notes see Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

        The Partnership Credit Agreement limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. The Partnership Credit Agreement prevents members of the participating bank group from requiring margin calls. As of May 3, 2010, approximately 96% of our derivative positions, measured volumetrically, are with members of the participating bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit; however, there is no certainty that the members of our bank group will continue to participate and in such case, a portion of our available credit could be used for derivative instruments instead of future growth.

  Equity Offerings

        On April 6, 2010, we completed a public offering of approximately 4.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters' over-allotment option, at a price of $30.43 per common unit. Net proceeds of approximately $142.0 million will be used to partially fund our ongoing capital expenditure program and to repay borrowings under our revolving credit facility.

  Liquidity Risks and Uncertainties

        Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control. The global economic recession had a significant adverse impact on commodity prices during 2009. Although NGL and natural gas prices have improved in the first quarter of 2010 compared to 2009, our operating performance could be negatively impacted if the improvements in commodity prices are not sustained. Additionally, new legislation currently being considered by Congress could limit our ability to execute our hedging strategy, which would increase our exposure to adverse changes in commodity prices.

        The prevailing uncertainty that exists in the financial markets has created an increased risk of counterparty default that could impact our liquidity in several ways. During 2010, we expect that we will be required to borrow additional amounts under our revolving credit facility. However, our ability to access these funds could be adversely impacted by the failure of one or more of the members of the participating bank group. Although management believes that the participating members are financially sound, an increased risk does exist. Also, because the participating members of our bank group are the counterparties to most of our derivative instruments, the failure of one of more members could significantly reduce the cash flow from operations related to the settlement of these positions. The cash flows generated by our operations could also be significantly reduced if any of our major customers defaulted on its obligations to us. The creditworthiness of our trade customers is continuously monitored, and we believe that our current group of customers are sound and do not represent abnormal credit risk. Additionally, our supply of gas is dependent on a few large producers in each of our operating segments. If any of these producers were forced to significantly curtail or cease production due to economic adversity, our cash flows from operations could be significantly reduced.

  Cash Flow

        The following table summarizes cash inflows (outflows) (in thousands):

	Three months ended March 31,
	2010	2009	$ Change
Net cash provided by operating activities	$114,360	$91,820	$22,540
Net cash flows used in investing activities	(95,030)	(175,051)	80,021
Net cash flows (used in) provided by financing activities	(11,907)	111,911	(123,818)

        Net cash provided by operating activities increased primarily due to a $78.8 million increase in operating income, excluding derivative gains and losses, in our operating segments, which was partially offset by a $61.1 million decrease in net cash received from the settlement of derivative positions.

        Net cash used in investing activities decreased primarily due to a $74.9 million decrease in capital expenditures across the Southwest, Northeast and Gulf Coast segments, and a $5.0 million decrease in contributions to equity investments.

        Net cash (used in) provided by financing activities decreased primarily due to a $116.0 million decrease of net borrowings on our revolving credit facility.

Contractual Obligations

        We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of March 31, 2010, our purchase obligations for the remainder of 2010 were $102.8 million compared to our 2010 obligations of $16.7 million as of December 31, 2009. The increase is due to obligations related to the ongoing expansion in our Liberty segment. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, valuing inventory; valuing identified intangible assets; evaluating impairments of long-lived assets, goodwill and equity investments; share-based compensation; risk management activities and derivative financial instruments; and variable interest entities.

        There have not been any material changes during the three months ended March 31, 2010 to the methodology applied by management for critical accounting policies previously disclosed in Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our 2009 Annual Report on Form 10-K, except as noted below.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Variable Interest Entities

We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE.

Our interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership, or other pecuniary interests in an entity that change with changes in the fair value of the VIEs assets.

When we conclude that we hold a variable interest in a VIE we must determine if we are the entity's primary beneficiary. A primary beneficiary is deemed to have a controlling financial interest in a VIE. This controlling financial interest is evidenced by both (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses that could potentially be significant to the VIE or the right to receive benefits that could potentially be significant to the VIE.

We consolidate any VIE when we determine that we are the primary beneficiary. We must disclose the nature of any variable interests in a VIE that is not consolidated.
Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating our interests in a VIE.

We use primarily qualitative analysis to determine if an entity is a VIE. We evaluate the entity's need for continuing financial support; the equity holder's lack of a controlling financial interest; and/or if an equity holders voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns.

We evaluate our variable interests in a VIE to determine whether we are the primary beneficiary. We use primarily qualitative analysis to determine if we are deemed to have a controlling financial interest in the VIE.

We continually monitor our interests in legal entities for changes in the design or activities of an entity and changes in our interests, including our status as the primary beneficiary to determine if the changes require us to revise our previous conclusions.
MarkWest Liberty Midstream and MarkWest Pioneer are VIEs and we are considered the primary beneficiary; we have a traditional controlling financial interest in the Wirth Gathering Partnership and the Brightstar Partnership, which are less-than wholly-owned. All of these entities are consolidated subsidiaries. Changes in the design or nature of the activities of any of these entities, or our involvement with an entity may require us to reconsider our conclusions on the entity's status as a VIE and/or our status as the primary beneficiary. Such reconsideration could result in the deconsolidation of the affected subsidiary. The deconsolidation of a subsidiary would have a significant impact on our financial statements.

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

Recent Accounting Pronouncements

        Refer to Note 2 of the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Commodity Price Risk

        The information about market risk for the three months ended March 31, 2010 does not differ materially from that discussed in Note 7 of the Notes to Consolidated Financial Statements of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements for any updates to our quantitative and qualitative disclosures about market risk.

        The following tables provide information on the volume of our commodity derivative activity for positions related to long liquids and keep-whole price risk entered into subsequent to March 31, 2010.

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2011	651	$90.47
2012	1,443	91.28

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)
2011	1,210	$5.38
2012	3,987	5.74

        The following tables provide information on the volume of our taxable subsidiary's commodity derivative activity for positions related to keep-whole price risk entered into subsequent to March 31, 2010.

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2012	287	$90.80

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)
2012	2,258	$5.99

  Interest Rate Risk

        The information about interest rate risk for the three months ended March 31, 2010 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of March 31, 2010. Based on this evaluation, the Partnership's management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Refer to Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 6.    Exhibits

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

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: May 10, 2010	/s/ FRANK M. SEMPLE Frank M. Semple Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2010	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)