Form 10-Q
period 2010-06-30
MARKWEST ENERGY PARTNERS L P
filed 2010-08-09
CIK 1166036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        The number of the registrant's common units outstanding as of August 2, 2010, was 71,439,687.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents ($79,364 and $21,942, respectively)	$134,871	$97,752
Receivables, net ($33,133 and $22,033, respectively)	158,098	140,969
Inventories ($4,743 and $3,343, respectively)	29,453	29,075
Fair value of derivative instruments	16,337	8,821
Deferred income taxes	12,228	12,228
Other current assets ($390 and $327, respectively)	5,862	10,674

Total current assets	356,849	299,519

Property, plant and equipment ($676,433 and $494,918, respectively)	2,403,491	2,154,644
Less: accumulated depreciation ($22,833 and $11,324, respectively)	(230,872)	(173,000)

Total property, plant and equipment, net	2,172,619	1,981,644

Other long-term assets:
Investment in unconsolidated affiliate	29,995	29,633
Intangibles, net of accumulated amortization of $104,121 and $83,735, respectively	634,025	654,411
Goodwill	9,421	9,421
Deferred financing costs, net of accumulated amortization of $10,079 and $6,990, respectively	17,939	21,027
Deferred contract cost, net of accumulated amortization of $1,794 and $1,638, respectively	1,456	1,612
Fair value of derivative instruments	20,799	15,810
Other long-term assets ($293 and $314, respectively)	2,278	1,660

Total assets	$3,245,381	$3,014,737

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($8,969 and $2,745, respectively)	$100,203	$87,832
Accrued liabilities ($54,444 and $44,615, respectively)	126,152	137,687
Fair value of derivative instruments	35,485	60,464

Total current liabilities	261,840	285,983

Deferred income taxes	24,760	11,034
Fair value of derivative instruments	37,075	62,519
Long-term debt, net of discounts of $37,586 and $39,417, respectively	1,164,045	1,170,072
Other long-term liabilities ($379 and $365, respectively)	108,465	105,736
Commitments and contingencies (Note 9)
Equity:
MarkWest Energy Partners, L.P. partners' capital (71,433 and 66,275 common units outstanding, respectively)	1,237,370	1,096,654
Non-controlling interest in consolidated subsidiaries	411,826	282,739

Total equity	1,649,196	1,379,393

Total liabilities and equity	$3,245,381	$3,014,737

Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to variable interest entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Revenue	$276,948	$185,000	$592,563	$368,367
Derivative gain (loss)	46,902	(83,235)	39,666	(74,931)

Total revenue	323,850	101,765	632,229	293,436

Operating expenses:
Purchased product costs	128,123	80,652	272,419	182,966
Derivative (gain) loss related to purchased product costs	(8,392)	2,625	4,997	32,138
Facility expenses	37,427	32,336	75,332	63,780
Derivative loss (gain) related to facility expenses	934	(854)	128	(1,225)
Selling, general and administrative expenses	16,419	14,861	37,927	30,788
Depreciation	29,818	23,414	58,005	44,357
Amortization of intangible assets	10,193	10,212	20,386	20,445
Loss on disposal of property, plant and equipment	188	70	179	799
Accretion of asset retirement obligations	69	44	212	91
Impairment of long-lived assets	—	5,855	—	5,855

Total operating expenses	214,779	169,215	469,585	379,994

Income (loss) from operations	109,071	(67,450)	162,644	(86,558)
Other income (expense):
Earnings from unconsolidated affiliates	1,585	1,196	1,517	1,091
Interest income	377	60	763	101
Interest expense	(25,755)	(22,742)	(49,537)	(40,524)
Amortization of deferred financing costs and discount (a component of interest expense)	(2,280)	(2,046)	(4,892)	(3,437)
Derivative gain related to interest expense	—	—	1,871	—
Miscellaneous (expense) income, net	(9)	2,383	1,053	1,721

Income (loss) before provision for income tax	82,989	(88,599)	113,419	(127,606)
Provision for income tax expense (benefit):
Current	923	323	6,721	6,576
Deferred	15,098	(19,726)	13,726	(35,317)

Total provision for income tax	16,021	(19,403)	20,447	(28,741)

Net income (loss)	66,968	(69,196)	92,972	(98,865)
Net (income) loss attributable to non-controlling interest	(6,751)	1,690	(11,245)	1,710

Net income (loss) attributable to the Partnership	$60,217	$(67,506)	$81,727	$(97,155)

Net income (loss) attributable to the Partnership's common unitholders per common unit (Note 12):
Basic	$0.84	$(1.18)	$1.18	$(1.71)

Diluted	$0.84	$(1.18)	$1.18	$(1.71)

Weighted average number of outstanding common units:
Basic	71,111	57,603	68,795	57,207

Diluted	71,298	57,603	68,889	57,207

Cash distribution declared per common unit	$0.64	$0.64	$1.28	$1.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Non-controlling Interest	Total
December 31, 2009	66,275	$1,096,654	$282,739	$1,379,393
Share-based compensation activity	271	5,495	—	5,495
Excess tax benefits related to share-based compensation	—	97	—	97
Distributions paid	—	(88,858)	(2,715)	(91,573)
Issuance of units in public offering, net of offering costs	4,887	142,255	—	142,255
Contributions to MarkWest Liberty Midstream joint venture, net	—	—	120,557	120,557
Net income	—	81,727	11,245	92,972

June 30, 2010	71,433	$1,237,370	$411,826	$1,649,196

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Non-controlling Interest	Total
December 31, 2008	56,640	$1,204,458	$3,301	$1,207,759
Share-based compensation activity	254	2,865	—	2,865
Distributions paid	—	(73,596)	—	(73,596)
Issuance of units in public offering, net of offering costs	3,335	57,665	—	57,665
Contributions to MarkWest Liberty Midstream joint venture, net	—	(5,464)	100,000	94,536
Proceeds from sale of equity interest in joint venture, net	—	(1,847)	31,250	29,403
Transfer to non-controlling interest from sale of equity interest in joint venture	—	(5,889)	5,889	—
Net loss	—	(97,155)	(1,710)	(98,865)

June 30, 2009	60,229	$1,081,037	$138,730	$1,219,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$92,972	$(98,865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	58,005	44,357
Amortization of intangible assets	20,386	20,445
Impairment of long-lived assets	—	5,855
Amortization of deferred financing costs and discount	4,892	3,437
Accretion of asset retirement obligations	212	91
Amortization of deferred contract cost	156	156
Phantom unit compensation expense	8,253	4,172
Equity in earnings of unconsolidated affiliates	(1,517)	(1,091)
Distribution from unconsolidated affiliate	1,155	—
Unrealized (gain) loss on derivative instruments	(62,987)	157,541
Loss on disposal of property, plant and equipment	179	799
Deferred income taxes	13,726	(35,317)
Gain on sale of trading securities	—	(40)
Net sales of trading securities	—	552
Changes in operating assets and liabilities:
Receivables	(16,829)	4,035
Inventories	(378)	9,198
Other current assets	4,812	(845)
Accounts payable and accrued liabilities	5,803	4,915
Other long-term assets	(618)	(7,367)
Other long-term liabilities	2,414	2,819

Net cash provided by operating activities	130,636	114,847

Cash flows from investing activities:
Capital expenditures	(253,260)	(320,788)
Equity investments	—	(4,984)
Proceeds from disposal of property, plant and equipment	417	—
Change in restricted cash	—	(25)

Net cash flows used in investing activities	(252,843)	(325,797)

Cash flows from financing activities:
Proceeds from revolving credit facility	213,404	424,700
Payments of revolving credit facility	(221,204)	(376,600)
Proceeds from long-term debt	—	117,000
Payments for debt issuance costs, deferred financing costs and registration costs	—	(7,825)
Contributions to MarkWest Liberty Midstream joint venture, net	120,557	94,536
Proceeds from sale of equity interest in joint venture, net	—	29,403
Payments of SMR liability	(480)	—
Proceeds from public offering, net	142,255	57,665
Cash paid for taxes related to net settlement of share-based payment awards	(3,730)	(1,199)
Excess tax benefits related to share-based compensation	97	—
Payments of distributions to common unitholders	(88,858)	(73,596)
Payments of distributions to non-controlling interest	(2,715)	—

Net cash flows provided by financing activities	159,326	264,084

Net increase in cash	37,119	53,134
Cash and cash equivalents at beginning of year	97,752	3,321

Cash and cash equivalents at end of period	$134,871	$56,455

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

        These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009. In management's opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. Finally, consider that results for the three and six months ended June 30, 2010 are not necessarily indicative of results for the full year 2010, or any other future period.

        The Partnership's unaudited condensed consolidated financial statements include all majority-owned or majority-controlled subsidiaries. In addition, MarkWest Liberty Midstream & Resources L.L.C. ("MarkWest Liberty Midstream") and MarkWest Pioneer, L.L.C. ("MarkWest Pioneer"), variable interest entities for which the Partnership has been determined to be the primary beneficiary, are included in the condensed consolidated financial statements (see Note 3 for further discussion of MarkWest Liberty Midstream and MarkWest Pioneer). All significant intercompany investments, accounts and transactions have been eliminated. Investments in which the Partnership exercises significant influence but does not control, or is not the primary beneficiary, are accounted for using the equity method.

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

        In March 2010, the FASB amended a scope exception for embedded credit derivatives in the derivatives and hedging guidance. The amended guidance clarified which types of embedded credit derivative features are required to be analyzed for potential bifurcation. The amended guidance is effective for the Partnership on July 1, 2010. The amended guidance will have no effect on the Partnership's condensed consolidated financial statements.

3. Variable Interest Entities

  MarkWest Liberty Midstream

        MarkWest Liberty Midstream operates in the natural gas midstream business in and around the Marcellus Shale in western Pennsylvania and northern West Virginia. Equity interests in the entity are owned 60% by the Partnership and 40% by M&R MWE Liberty, LLC ("M&R"), an affiliate of The Energy & Minerals Group and its affiliated funds, until December 31, 2010. Effective January 1, 2011 the equity interests in the entity will be owned 51% and 49% by the Partnership and M&R, respectively. A wholly-owned subsidiary of the Partnership serves as the operator and provides field operating and general and administrative services for a fee, a portion of which is fixed. The Partnership's Liberty segment includes the results of operations of MarkWest Liberty Midstream (see Note 13).

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

        As of June 30, 2010, the capital contributed to MarkWest Liberty Midstream is disproportionate to each member's respective ownership interest. The cumulative capital contributed by M&R exceeded its ownership interest by $113.4 million. Under the terms of the joint venture agreement, M&R received a special $5.2 million non-cash allocation of net income from MarkWest Liberty Midstream during the six months ended June 30, 2010 due to their excess contributions. The non-cash allocation is recorded in Net (income) loss attributable to non-controlling interest.

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

        Equity interests in the entity are shared equally by the members. The Partnership was obligated to fund all capital expenditures necessary to complete construction of the Arkoma Connector Pipeline in excess of $125.0 million. As of June 30, 2010, the carrying value of the Partnership's ownership interest exceeds its stated ownership interest in MarkWest Pioneer by approximately $1.9 million. The difference between the carrying value of the Partnership's ownership interest and its stated ownership interest is amortized based upon the respective useful lives of the assets to which the difference relates.

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

  Financial Statement Impact of VIEs

        As the primary beneficiary of MarkWest Liberty Midstream and MarkWest Pioneer, the Partnership consolidates the entities and recognizes non-controlling interests. The following tables show

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

the assets and liabilities attributable to VIEs as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$75,427	$3,937	$79,364
Accounts receivable	31,781	1,352	33,133
Inventories	4,743	—	4,743
Other current assets	288	102	390
Property, plant and equipment, net of accumulated depreciation of $16,648 and $6,185, respectively	503,232	150,368	653,600
Other long-term assets	293	—	293

Total assets	$615,764	$155,759	$771,523

LIABILITIES
Accounts payable	$8,946	$23	$8,969
Accrued liabilities	52,639	1,805	54,444
Other long-term liabilities	83	296	379

Total liabilities	$61,668	$2,124	$63,792

	As of December 31, 2009
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$18,168	$3,774	$21,942
Accounts receivable	20,753	1,280	22,033
Inventories	3,343	—	3,343
Other current assets	225	102	327
Property, plant and equipment, net of accumulated depreciation of $8,273 and $3,051, respectively	330,116	153,478	483,594
Other long-term assets	314	—	314

Total assets	$372,919	$158,634	$531,553

LIABILITIES
Accounts payable	$2,713	$32	$2,745
Accrued liabilities	43,136	1,479	44,615
Other long-term liabilities	80	285	365

Total liabilities	$45,929	$1,796	$47,725

        The assets of the VIEs are the property of the respective entities and are not available to the Partnership for any other purpose, including collateral for its secured debt (see Note 7 and Note 14).

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

The liabilities of the VIEs do not represent additional claims against the Partnership's general assets. The cash flow information for MarkWest Liberty Midstream and MarkWest Pioneer comprise substantially all of the cash flow information of the Partnership's non-guarantor subsidiaries (see Note 14). The Partnership's maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and any operating expense incurred by the subsidiary operator in excess of its subsidiary's compensation for the performance of those services. The Partnership did not provide any financial support to the VIEs that it was not contractually obligated to provide during the six months ended June 30, 2010 and 2009.

        The following table shows the net income (loss) attributable to the Partnership and transfers to the non-controlling interest for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss) attributable to the Partnership	$60,217	$(67,506)	$81,727	$(97,155)
Transfers to the non-controlling interest:
Decrease in Partners' Capital for transaction costs related to sale of equity interest in MarkWest Liberty Midstream and MarkWest Pioneer	—	(1,847)	—	(7,311)
Decrease in Partners' Capital for transfer to non-controlling interest from sale of equity interest in MarkWest Pioneer	—	(5,889)	—	(5,889)

Net income (loss) attributable to the Partnership and transfers to the non-controlling interest	$60,217	$(75,242)	$81,727	$(110,355)

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

        The Partnership's amended credit agreement (the "Partnership Credit Agreement") limits its ability to enter into financial derivative transactions with parties that require margin calls and prevents members of the participating bank group from requiring margin calls. As of June 30, 2010 approximately 3.5% of the Partnership's financial derivative positions, measured volumetrically, are with non-bank group counterparties and are subject to margin deposit requirements under OTC agreements that it meets with letters of credit, if necessary. In the unlikely event that the Partnership was unable to meet these margin calls with letters of credit, it would be forced to terminate the corresponding contracts.

        Subsequent to June 30, 2010, the Partnership executed a joinder agreement to include an additional member in the bank group. As a result, all of the Partnership's financial derivative positions are currently with participating members, and the margin requirements are no longer in effect (see Note 16).

  Embedded Derivative in Debt Contract

        The senior notes issued in 2009 contain two contingent written put options. The written put options are considered embedded derivatives and are not considered clearly and closely related to the indenture governing the notes. When a hybrid contract contains more than one embedded derivative requiring separate accounting, the embedded derivatives must be aggregated and accounted for as one

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

compound embedded derivative. The fair value of the compound embedded derivative in the indenture is recorded as a component of Long-term debt in the Condensed Consolidated Balance Sheets.

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

  Financial Statement Impact of Derivative Contracts

        See Note 5 for a description of how the Partnership values its derivative instruments. There were no material changes to its policy regarding the accounting for these instruments as previously disclosed in the Partnership's 2009 Annual Report on Form 10-K. The impact of the Partnership's derivative instruments on its Condensed Consolidated Balance Sheets is summarized below (in thousands):

	Assets		Liabilities
Derivative contracts not designated as hedging instruments and their balance sheet location	Fair Value at June 30, 2010	Fair Value at December 31, 2009	Fair Value at June 30, 2010	Fair Value at December 31, 2009
Commodity contracts(1)
Fair value of derivative instruments—current	$16,337	$8,312	$(35,485)	$(60,464)
Fair value of derivative instruments—long-term	20,799	15,810	(37,075)	(62,519)
Interest rate contracts
Fair value of derivative instruments—current	—	509	—	—
Embedded derivative in debt contract
Long-term debt	—	—	(131)	(190)

Total	$37,136	$24,631	$(72,691)	$(123,173)

(1)
Includes Embedded Derivatives in Commodity Contracts as discussed below.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

        The impact of the Partnership's derivative instruments on its Condensed Consolidated Statements of Operations is summarized below (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in income
	2010	2009	2010	2009
Revenue: Derivative gain (loss)
Realized (loss) gain	$(5,690)	$15,299	$(18,819)	$76,413
Unrealized gain (loss)	52,592	(98,534)	58,485	(151,344)

Total Revenue: derivative gain (loss)	46,902	(83,235)	39,666	(74,931)

Derivative gain (loss) related to purchased product costs
Realized loss	(5,733)	(11,009)	(11,171)	(27,259)
Unrealized gain (loss)	14,125	8,384	6,174	(4,879)

Total derivative gain (loss) related to purchased product costs	8,392	(2,625)	(4,997)	(32,138)

Derivative (loss) gain related to facility expenses
Unrealized (loss) gain	(934)	854	(128)	1,225
Derivative gain related to interest expense
Realized gain	—	—	2,380	—
Unrealized loss	—	—	(509)	—

Total derivative gain related to interest expense	—	—	1,871	—

Miscellaneous (expense) income, net
Unrealized gain	3	91	59	91

Total gain (loss)	$54,363	$(84,915)	$36,471	$(105,753)

        At June 30, 2010, the fair value of the Partnership's commodity derivative contracts is inclusive of premium payments of $6.6 million, net of amortization. For the three months ended June 30, 2010 and 2009, Realized (loss) gain—revenue includes amortization of premium payments of $0.5 million and $1.4 million, respectively. For the six months ended June 30, 2010 and 2009, Realized (loss) gain—revenue includes amortization of premium payments of $1.1 million and $2.6 million, respectively.

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

  Credit Risk Contingent Feature

        The Partnership has a contractual arrangement with one non-bank group counterparty that contains a credit risk contingent feature. The Partnership has OTC swap and put positions with this

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

counterparty. This arrangement contains provisions that if the Partnership's credit rating for its long-term senior unsecured debt, as announced by Moody's Investors Service, Inc. and Standard & Poor's Corporation were to decline below B3 or B-, respectively, the Partnership would be required to post additional collateral in the amount of 15% of all outstanding transactions if the contract value of all outstanding transactions was in a net liability position. The Partnership has a standard master netting arrangement with this counterparty. As of June 30, 2010 the Partnership has a net asset position of $3.6 million with this counterparty. If the credit risk contingent feature was triggered as of June 30, 2010, the Partnership would not be required to post additional collateral as collateral is not required when the net position is an asset. If the Partnership's net position became a liability and collateral was required to be posted, it would be accomplished through a letter of credit due to a restriction in the credit agreement which does not allow cash collateral.

        Subsequent to June 30, 2010, the Partnership executed a joinder agreement to include an additional member in the bank group. As a result, all of the Partnership's financial derivative positions are currently with participating members, and the credit risk contingent feature related to margin requirements is no longer in effect (see Note 16).

  Outstanding Derivative Contracts

        The following tables provide information on the volume of the Partnership's derivative activity for positions related to long liquids and keep-whole price risk at June 30, 2010, including the weighted average prices ("WAVG"):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2010	885	$66.78	$76.01	$(615)
2011	1,659	67.57	85.05	(1,273)
2012	820	60.00	85.87	(1,916)

WTI Crude Puts	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	Fair Value (in thousands)
2010	1,534	$80.00	$2,045
2011	1,818	80.00	6,890

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2010	3,485	$73.80	$(1,865)
2011	3,058	81.28	1,782
2012	2,657	85.42	3,976

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2010	5,584	$5.83	$(1,394)
2011	1,210	5.38	(167)
2012	3,976	5.74	(571)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	5,957	$1.35	$(63)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	11,779	$1.67	$79

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	9,671	$1.29	$23

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	29,508	$1.04	$445

        The following tables provide information on the volume of the Partnership's taxable subsidiary's commodity derivative activity for positions related to keep-whole price risk at June 30, 2010, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	646	$70.00	$91.85	$(266)

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2010	3,170	$74.38	$(1,553)
2011	3,150	87.27	8,648
2012	468	91.07	1,643

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2010	4,716	$6.83	$(7,641)
2011	15,429	8.79	(17,927)
2012	6,465	6.70	(2,068)

  Embedded Derivatives in Commodity Contracts

        The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The primary term of the commodity contract, a component of a broader regional arrangement, expired on December 31, 2009 but the producer exercised its right to extend the processing agreement and the commodity contract through the first quarter of 2015. The fair value of the commodity contract is marked based on an index price through Derivative (gain) loss related to purchased product costs. As of June 30, 2010, the estimated fair value of this contract was a liability of $23.2 million.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

        The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at one of its plant locations. The value of the derivative component of this contract is marked to market through Derivative loss (gain) related to facility expenses. As of June 30, 2010, the estimated fair value of this contract was a liability of $0.4 million.

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

        The following table presents the derivative instruments carried at fair value as of June 30, 2010 and December 31, 2009 (in thousands):

As of June 30, 2010	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$25,040	$(42,176)
Significant unobservable inputs (Level 3)
Commodity contracts	11,961	(6,613)
Embedded derivatives in commodity contracts	135	(23,771)
Embedded derivative in debt contract	—	(131)

Total carrying value in Condensed Consolidated Balance Sheet	$37,136	$(72,691)

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

Changes in Level 3 Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2010 and 2009 for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands).

	Three Months Ended June 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract
Fair value at beginning of period	$(7,907)	$(30,861)	$—	$(134)
Total gain or loss (realized and unrealized) included in earnings(1)	13,029	4,183	—	3
Purchases, sales, issuances and settlements (net)	226	3,042	—	—

Fair value at end of period	$5,348	$(23,636)	$—	$(131)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30(1)	$10,009	$7,225	$—	$3

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value (Continued)

	Three Months Ended June 30, 2009
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Embedded Derivative in Debt Contract	Trading Securities
Fair value at beginning of period	$53,941	$(2,269)	$—	$—
Total gain or loss (realized and unrealized) included in earnings(1)	(35,012)	(1,116)	91	—
Purchases, sales, issuances and settlements (net)	(6,293)	1,218	(526)	—

Fair value at end of period	$12,636	$(2,167)	$(435)	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30(1)	$(34,268)	$102	$91	$—

	Six Months Ended June 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract
Fair value at beginning of period	$(11,340)	$(34,199)	$509	$(190)
Total gain or loss (realized and unrealized) included in earnings(1)	10,271	5,120	1,871	59
Purchases, sales, issuances and settlements (net)	6,417	5,443	(2,380)	—

Fair value at end of period	$5,348	$(23,636)	$—	$(131)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30(1)	$7,551	$10,562	$—	$59

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value (Continued)

	Six Months Ended June 30, 2009
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Embedded Derivative in Debt Contract	Trading Securities
Fair value at beginning of period	$72,478	$(22)	$—	$512
Total gain or loss (realized and unrealized) included in earnings(1)	(33,582)	(3,572)	91	40
Purchases, sales, issuances and settlements (net)	(26,260)	1,427	(526)	(552)

Fair value at end of period	$12,636	$(2,167)	$(435)	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30(1)	$(39,306)	$(2,145)	$91	$—

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Derivative gain (loss) related to revenue. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative (gain) loss related to purchased product costs and Derivative loss (gain) related to facility expenses. Gains on Embedded Derivative in Debt Contract are recorded in Miscellaneous (expense) income, net. Gains and losses on Interest Rate Contracts are recorded in Derivative gain related to interest expense.

6. Inventories

        Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Natural gas and natural gas liquids	$22,372	$20,939
Spare parts	7,081	8,136

Total inventories	$29,453	$29,075

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Long-Term Debt

        Debt is summarized below (in thousands):

	June 30, 2010	December 31, 2009
Credit Facility
Revolving credit facility, 5.0% and 5.25% interest at June 30, 2010 and December 31, 2009, respectively, due February 2012	$51,500	$59,300
Senior Notes(1)
Senior Notes, 6.875% interest, net of discount of $7,363 and $8,089, respectively, issued October 2004 and due November 2014	217,637	216,911
Senior Notes, 6.875% interest, net of discount of $28,533 and $29,515, respectively, issued May 2009 and due November 2014(2)	121,598	120,674
Senior Notes, 8.5% interest, net of discount of $702 and $762, respectively, issued July 2006 and due July 2016	274,298	274,238
Senior Notes, 8.75% interest, net of discount of $988 and $1,051, respectively, issued April and May 2008 and due April 2018	499,012	498,949

Total long-term debt	$1,164,045	$1,170,072

(1)
The estimated aggregate fair value of the Senior Notes was approximately $1,144.6 million and $1,152.9 million as of June 30, 2010 and December 31, 2009, respectively, based on quoted market prices.

(2)
Includes fair value of written put options of approximately $0.1 million (see Note 4).

  Credit Facility

        Under the provisions of the Partnership Credit Agreement, the Partnership is subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The credit facility is guaranteed and collateralized by substantially all of the Partnership's assets and those of its wholly-owned subsidiaries. As of June 30, 2010, the Partnership had $51.5 million of borrowings outstanding and $30.5 million of letters of credit outstanding under the revolving credit facility, leaving approximately $353.6 million available for borrowing.

        On July 1, 2010, the Partnership entered into an Amended and Restated Credit Agreement (see Note 16).

8. Equity

  Equity Offering

        On April 6, 2010, the Partnership completed a public offering of approximately 4.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters' over-allotment option, at a price of $30.43 per common unit. Net proceeds of approximately $142.3 million were used to repay borrowings under the revolving credit facility and will be used to partially fund the Partnership's ongoing capital expenditure program.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Equity (Continued)

  Distributions of Available Cash

Quarter Ended	Distribution Per Common Unit	Declaration Date	Ex-Dividend Date	Record Date	Payment Date
June 30, 2010	$0.64	July 22, 2010	July 29, 2010	August 2, 2010	August 13, 2010
March 31, 2010	$0.64	April 22, 2010	April 29, 2010	May 3, 2010	May 14, 2010
December 31, 2009	$0.64	January 26, 2010	February 3, 2010	February 5, 2010	February 12, 2010

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

        MarkWest Javelina Company, L.L.C. is a party to an action styled Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005, which sets forth claims for wrongful death, personal injury or property damage, and nuisance type claims, allegedly incurred as a result of operations and emissions

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Commitments and Contingencies (Continued)

from MarkWest Javelina's gas processing plant and from various petroleum, petrochemical and metal processing and refining operations located in the area, which were also named as defendants in the action. The action has been and is being vigorously defended, and management does not believe that this action will have a material adverse impact on the Partnership's financial position or results of operations.

        In the ordinary course of business, the Partnership is a party to various other legal and regulatory actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

10. Incentive Compensation Plans

        In April 2010, the General Partner's board of directors (the "Board") granted 282,000 performance phantom units ("TUR Performance Units") under the 2008 LTIP to senior executives and other key employees. The TUR Performance Units are classified as equity awards and do not contain distribution equivalent rights. The TUR Performance Units vest in two equal installments on January 31, 2011 and January 31, 2012, subject to the Partnership's relative total unitholder return (unit price appreciation and distribution performance) over the three-year calendar period prior to the scheduled vesting date compared to the total unitholder return of a defined group of peer companies over the same period ("Market Criteria"). The TUR Performance Units will vest in accordance with the Partnership's relative ranking compared to the peer companies. Zero TUR Performance Units will vest if the Partnership's relative ranking is less than the 40th percentile; 50% of the TUR Performance Units will vest if the Partnership's relative ranking is in the 40th to 60th percentile; 75% of the TUR Performance Units will vest if the Partnership's relative ranking is in the 60th to 80th percentile; and 100% of the TUR Performance Units will vest if the Partnership's relative ranking is in the 80th to 100th percentile.

        Additionally, the Board can increase or decrease the number of units to vest by up to 25% of the number of units that would otherwise vest based solely on the Market Criteria based on other performance criteria to be determined at the Board's discretion ("Performance Criteria"). The effect of these conditions is that vesting of 75%, or 211,500, of the TUR Performance Units will be determined solely by the Partnership's actual performance with regards to the Market Criteria. The remaining 25%, or 70,500, of the TUR Performance Units will vest based on a combination of the Market Criteria and the Performance Criteria.

        The fair value of the TUR Performance Units is estimated using a Monte Carlo simulation model that determines the most likely outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership's common units as of the valuation date, the historical volatility of the market price of the Partnership's common units, the historical volatility of the market price of the common units or common stock of the peer companies, and the correlation between changes in the market price of the Partnership's common units and those of the peer companies. Compensation expense related to 211,500 of the TUR Performance Units is recognized over the requisite service period based on the fair value of the units as of the grant date. However, a grant date, as defined by GAAP, has not been established for the other 70,500 TUR Performance Units because the Performance Criteria prevents a mutual understanding of the key terms of the award. Therefore, compensation expense related to 70,500 of the TUR Performance Units is recognized over the requisite

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Incentive Compensation Plans (Continued)

service period based on the fair value of the units as of the current reporting date. The requisite service period for all TUR Performance Units began in April 2010 when the Board approved the awards. Compensation expense for the 70,500 TUR Performance Units may increase or decrease based on the probability of achieving the Performance Criteria.

Compensation Expense

        Total compensation expense recorded for share-based pay arrangements is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Phantom units	$1,968	$1,469	$8,253	$4,172
Distribution equivalent rights	310	330	621	668

Total compensation expense	$2,278	$1,799	$8,874	$4,840

        As of June 30, 2010, total compensation expense not yet recognized related to the unvested awards under the 2008 LTIP and 2006 Hydrocarbon Plan was approximately $20.0 million, with a weighted-average remaining vesting period of approximately 1.0 years. Total compensation expense not yet recognized under the 2008 LTIP includes approximately $4.9 million related to the TUR Performance Units. Total compensation expense not yet recognized related to unvested awards under the 2002 LTIP was approximately $0.2 million, with a weighted-average remaining vesting period of approximately 0.6 years. The actual compensation expense recognized for awards under the 2002 LTIP may differ as they qualify as liability awards, which are affected by changes in the fair value.

        As part of a net settlement option, employees may elect to surrender a certain number of phantom units upon vesting, and in exchange, the Partnership will assume the income tax withholding obligations related to the vesting. Other than the amounts paid related to the net settlement option, there were no cash settlements and the Partnership received no proceeds for issuing phantom units during the six months ended June 30, 2010 and 2009.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Incentive Compensation Plans (Continued)

2008 LTIP and 2006 Hydrocarbon Plan

        The following is a summary of phantom unit activity under the 2008 LTIP and 2006 Hydrocarbon Plan, including the TUR Performance Units described above:

	Number of Units	Weighted-average Grant-date Fair Value(4)
Unvested at December 31, 2009(1)	977,241	$22.00
Granted(2)(3)	554,188	24.99
Vested(2)	(355,837)	26.71
Forfeited	(9,644)	18.30

Unvested at June 30, 2010(1)(3)	1,165,948	22.01

(1)
Includes 437,100 performance units granted to senior executives and other key employees that contain performance vesting criteria based on the Partnership's operating results. Compensation expense recognized for performance units expected to vest was zero for the three months ended June 30, 2010 and 2009, respectively, and zero and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

(2)
In January 2010, the Board granted 166,000 unrestricted units to senior executives and other key employees under the 2008 LTIP. The unrestricted units vested immediately and the Partnership recognized approximately $4.8 million of expense related to these units.

(3)
Includes 282,000 TUR Performance Units. Compensation expense recognized related to TUR Performance Units was approximately $1.0 million for the three and six months ended June 30, 2010.

(4)
The calculation of the weighted average grant-date fair value for units granted during the six months ended June 30, 2010 includes the fair value as of June 30, 2010 for 70,500 TUR Performance Units. A grant date, as defined by GAAP, has not been established for these units.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total grant-date fair value of phantom units granted during the period(1)	$5,879	$9	$13,847	$3,658
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$—	$—	$9,505	$9,064

(1)
The calculation of the grant-date fair value for units granted during the three and six months ended June 30, 2010 includes the fair value of $1.6 million as of June 30, 2010 for 70,500 TUR Performance Units. A grant date, as defined by GAAP, has not been established for these units.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Incentive Compensation Plans (Continued)

2002 LTIP

        The following is a summary of phantom unit activity under the 2002 LTIP:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2009	69,555	$32.75
Granted	—	—
Vested	(43,308)	32.06
Forfeited	(287)	34.00

Unvested at June 30, 2010	25,960	33.87

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$—	$—	$1,255	$818

11. Income Taxes

        A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate of 35% to the income (loss) before income tax for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Six months ended June 30, 2010
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$29,408	$86,615	$(2,604)	$113,419

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$10,293	$—	$—	$10,293
Permanent items	10	—	—	10
State income taxes net of federal benefit	1,049	496	—	1,545
Provision on income from Class A units(1)	8,599	—	—	8,599

Provision for income tax	$19,951	$496	$—	$20,447

Effective tax rate				18.0%

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Income Taxes (Continued)

	Six months ended June 30, 2009
	Corporation	Partnership	Eliminations	Consolidated
Loss before provision for income tax	$(67,378)	$(51,712)	$(8,516)	$(127,606)

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$(23,582)	$—	$—	$(23,582)
Permanent items	12	—	—	12
State income taxes net of federal benefit	(1,659)	(346)	—	(2,005)
Provision on income from Class A units(1)	(3,908)	—	—	(3,908)
Excess book deduction related to equity compensation	739	3	—	742

Provision for income tax	$(28,398)	$(343)	$—	$(28,741)

Effective tax rate				22.5%

(1)
The Corporation and the General Partner of the Partnership own Class A units of the Partnership that were received in the merger. For further discussion, see Item 1. Business in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

12. Earnings (Loss) Per Common Unit

        The following table shows the computation of basic and diluted net income (loss) per common unit for the three and six months ended June 30, 2010 and 2009, and the weighted-average units used to compute diluted net income (loss) per common unit (in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to the Partnership	$60,217	$(67,506)	$81,727	$(97,155)
Less: Income allocable to phantom units	455	382	551	772

Income (loss) available for common unitholders	$59,762	$(67,888)	$81,176	$(97,927)

Weighted average common units outstanding—basic	71,111	57,603	68,795	57,207
Effect of dilutive instruments(1)	187	—	94	—

Weighted average common units outstanding—diluted	71,298	57,603	68,889	57,207

Net income (loss) attributable to the Partnership's common unitholders per common unit
Basic	$0.84	$(1.18)	$1.18	$(1.71)
Diluted	$0.84	$(1.18)	$1.18	$(1.71)

(1)
Dilutive instruments include TUR Phantom Units and are based on the number of units, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the contingency period. See Note 10 for further discussion on TUR Phantom Units.

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

        The tables below present information about operating income for the three and six months ended June 30, 2010 and 2009 and capital expenditures for the six months ended June 30, 2010 and 2009 for the reported segments (in thousands).

Three Months Ended June 30, 2010 and 2009

Three months ended June 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$155,043	$81,322	$18,738	$21,845	$276,948
Operating expenses:
Purchased product costs	71,389	56,734	—	—	128,123
Facility expenses	19,395	5,062	6,140	9,395	39,992

Total operating expenses before items not allocated to segments	90,784	61,796	6,140	9,395	168,115
Portion of operating income attributable to non-controlling interests	1,556	—	5,208	—	6,764

Operating income before items not allocated to segments	$62,703	$19,526	$7,390	$12,450	$102,069

Three months ended June 30, 2009:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$111,569	$48,619	$10,064	$14,748	$185,000
Operating expenses:
Purchased product costs	46,497	32,080	2,075	—	80,652
Facility expenses	19,577	4,799	4,583	3,163	32,122

Total operating expenses before items not allocated to segments	66,074	36,879	6,658	3,163	112,774
Portion of operating (loss) income attributable to non-controlling interests	(1)	—	1,363	—	1,362

Operating income before items not allocated to segments	$45,496	$11,740	$2,043	$11,585	$70,864

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income (loss) before provision for income tax for the three months ended June 30, 2010 and 2009 (in thousands).

	Three months ended June 30,
	2010	2009
Total segment revenue	$276,948	$185,000
Derivative gain (loss) not allocated to segments	46,902	(83,235)

Total revenue	$323,850	$101,765

Operating income before items not allocated to segments	$102,069	$70,864
Portion of operating income attributable to non-controlling interests	6,764	1,362
Derivative gain (loss) not allocated to segments	54,360	(85,006)
Compensation expense included in facility expenses not allocated to segments	(286)	(214)
Facility expenses adjustment	2,851	—
Selling, general and administrative expenses	(16,419)	(14,861)
Depreciation	(29,818)	(23,414)
Amortization of intangible assets	(10,193)	(10,212)
Loss on disposal of property, plant and equipment	(188)	(70)
Accretion of asset retirement obligations	(69)	(44)
Impairment of long-lived assets	—	(5,855)

Income (loss) from operations	109,071	(67,450)
Earnings from unconsolidated affiliates	1,585	1,196
Interest income	377	60
Interest expense	(25,755)	(22,742)
Amortization of deferred financing costs and discount (a component of interest expense)	(2,280)	(2,046)
Miscellaneous (expense) income, net	(9)	2,383

Income (loss) before provision for income tax	$82,989	$(88,599)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

Six Months Ended June 30, 2010 and 2009

Six months ended June 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$320,007	$193,170	$37,748	$41,638	$592,563
Operating expenses:
Purchased product costs	146,014	123,821	2,584	—	272,419
Facility expenses	39,884	9,287	13,453	15,090	77,714

Total operating expenses before items not allocated to segments	185,898	133,108	16,037	15,090	350,133
Portion of operating income attributable to non-controlling interests	3,056	—	8,845	—	11,901

Operating income before items not allocated to segments	$131,053	$60,062	$12,866	$26,548	$230,529

Capital expenditures	$71,734	$1,113	$175,848	$2,990	$251,685
Capital expenditures not allocated to segments					1,575

Total capital expenditures					$253,260

Six months ended June 30, 2009:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$216,175	$110,211	$16,720	$25,261	$368,367
Operating expenses:
Purchased product costs	97,031	83,034	2,901	—	182,966
Facility expenses	37,702	9,964	7,122	8,434	63,222

Total operating expenses before items not allocated to segments	134,733	92,998	10,023	8,434	246,188
Portion of operating income attributable to non-controlling interests	27	—	1,643	—	1,670

Operating income before items not allocated to segments	$81,415	$17,213	$5,054	$16,827	$120,509

Capital expenditures	$164,133	$18,644	$104,371	$32,517	$319,665
Capital expenditures not allocated to segments					1,123

Total capital expenditures					$320,788

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income (loss) before provision for income tax for the six months ended June 30, 2010 and 2009 (in thousands).

	Six months ended June 30,
	2010	2009
Total segment revenue	$592,563	$368,367
Derivative gain (loss) not allocated to segments	39,666	(74,931)

Total revenue	$632,229	$293,436

Operating income before items not allocated to segments	$230,529	$120,509
Portion of operating income attributable to non-controlling interests	11,901	1,670
Derivative gain (loss) not allocated to segments	34,541	(105,844)
Compensation expense included in facility expenses not allocated to segments	(1,008)	(558)
Facility expenses adjustment	3,390	—
Selling, general and administrative expenses	(37,927)	(30,788)
Depreciation	(58,005)	(44,357)
Amortization of intangible assets	(20,386)	(20,445)
Loss on disposal of property, plant and equipment	(179)	(799)
Accretion of asset retirement obligations	(212)	(91)
Impairment of long-lived assets	—	(5,855)

Income (loss) from operations	162,644	(86,558)
Earnings from unconsolidated affiliates	1,517	1,091
Interest income	763	101
Interest expense	(49,537)	(40,524)
Amortization of deferred financing costs and discount (a component of interest expense)	(4,892)	(3,437)
Derivative gain related to interest expense	1,871	—
Miscellaneous income, net	1,053	1,721

Income (loss) before provision for income tax	$113,419	$(127,606)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The tables below present information about segment assets as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Southwest	$1,659,690	$1,637,749
Northeast	233,297	249,804
Liberty	615,764	373,127
Gulf Coast	591,185	587,830

Total segment assets	3,099,936	2,848,510
Assets not allocated to segments:
Certain cash and cash equivalents	54,225	73,184
Fair value of derivatives	37,136	24,631
Investment in unconsolidated affiliate	29,995	29,633
Other(1)	24,089	38,779

Total assets	$3,245,381	$3,014,737

(1)
As of June 30, 2010, includes corporate fixed assets, receivables, deferred financing costs and other corporate assets not allocated to segments. As of December 31, 2009, includes corporate fixed assets, deferred financing costs, income tax receivable and other corporate assets not allocated to segments.

14. Supplemental Condensed Consolidating Financial Information

        MarkWest Energy Partners has no significant operations independent of its subsidiaries. As of June 30, 2010, the Partnership's obligations under the outstanding Senior Notes (see Note 7) were fully and unconditionally guaranteed, jointly and severally, by all of its wholly-owned subsidiaries. MarkWest Liberty Midstream and MarkWest Pioneer, together with certain of the Partnership's other subsidiaries that do not guarantee the outstanding Senior Notes, have significant assets and operations in aggregate. For the purpose of the following financial information, the Partnership's investments in its subsidiaries and the guarantor subsidiaries' investments in their subsidiaries are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities. The operations, cash flows and financial position of the co-issuer of the Senior Notes, MarkWest Energy Finance Corporation, are minor and therefore have been included with the Parent's financial information. Condensed consolidating financial information for MarkWest Energy Partners and its

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

combined guarantor and combined non-guarantor subsidiaries as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$54,868	$80,003	$—	$134,871
Receivables and other current assets	963	166,061	38,631	(14)	205,641
Intercompany receivables	1,541,316	3,457	6,672	(1,551,445)	—
Fair value of derivative instruments	—	16,337	—	—	16,337

Total current assets	1,542,279	240,723	125,306	(1,551,459)	356,849
Total property, plant and equipment, net	3,299	1,522,942	654,757	(8,379)	2,172,619
Other long-term assets:
Investment in unconsolidated affiliate	—	29,995	—	—	29,995
Investment in consolidated affiliates	672,630	302,394	—	(975,024)	—
Intangibles, net of accumulated amortization	—	633,429	596	—	634,025
Fair value of derivative instruments	—	20,799	—	—	20,799
Intercompany notes receivable	209,510	—	—	(209,510)	—
Other long-term assets	17,476	13,325	293	—	31,094

Total assets	$2,445,194	$2,763,607	$780,952	$(2,744,372)	$3,245,381

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$711	$1,547,988	$2,746	$(1,551,445)	$—
Fair value of derivative instruments	—	35,485	—	—	35,485
Other current liabilities	28,944	133,841	63,584	(14)	226,355

Total current liabilities	29,655	1,717,314	66,330	(1,551,459)	261,840
Deferred income taxes	2,256	22,504	—	—	24,760
Intercompany notes payable	—	209,510	—	(209,510)	—
Fair value of derivative instruments	—	37,075	—	—	37,075
Long-term debt, net of discounts	1,164,045	—	—	—	1,164,045
Other long-term liabilities	3,489	104,574	402	—	108,465
Equity:
MarkWest Energy Partners, L.P. partners' capital	1,245,749	672,630	714,220	(1,395,229)	1,237,370
Non-controlling interest in consolidated subsidiaries	—	—	—	411,826	411,826

Total equity	1,245,749	672,630	714,220	(983,403)	1,649,196

Total liabilities and equity	$2,445,194	$2,763,607	$780,952	$(2,744,372)	$3,245,381

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$300,437	$23,413	$—	$323,850
Operating expenses:	—	—	—	—
Purchased product costs	—	119,707	24	—	119,731
Facility expenses	—	31,350	7,174	(163)	38,361
Selling, general and administrative expenses	11,259	4,893	1,477	(1,210)	16,419
Depreciation and amortization	144	33,924	6,025	(82)	40,011
Other operating expenses	—	250	7	—	257

Total operating expenses	11,403	190,124	14,707	(1,455)	214,779

(Loss) income from operations	(11,403)	110,313	8,706	1,455	109,071
Earnings from consolidated affiliates	93,532	2,436	—	(95,968)	—
Other (expense) income, net	(19,585)	(3,537)	481	(3,441)	(26,082)

Income before provision for income tax	62,544	109,212	9,187	(97,954)	82,989
Provision for income tax expense	341	15,680	—	—	16,021

Net income	62,203	93,532	9,187	(97,954)	66,968
Net income attributable to non-controlling interest	—	—	—	(6,751)	(6,751)

Net income attributable to the Partnership	$62,203	$93,532	$9,187	$(104,705)	$60,217

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$91,195	$10,570	$—	$101,765
Operating expenses:
Purchased product costs	—	81,186	2,091	—	83,277
Facility expenses	—	26,517	5,073	(108)	31,482
Selling, general and administrative expenses	11,319	3,577	836	(871)	14,861
Depreciation and amortization	143	31,380	2,145	(42)	33,626
Other operating expenses	—	113	1	—	114
Impairment of long-lived assets	—	—	5,855	—	5,855

Total operating expenses	11,462	142,773	16,001	(1,021)	169,215

Loss from operations	(11,462)	(51,578)	(5,431)	1,021	(67,450)
Loss from consolidated affiliates	(36,620)	(615)	—	37,235	—
Other (expense) income, net	(16,159)	(3,532)	3,126	(4,584)	(21,149)

Loss before provision for income tax	(64,241)	(55,725)	(2,305)	33,672	(88,599)
Provision for income tax benefit	(298)	(19,105)	—	—	(19,403)

Net Loss	(63,943)	(36,620)	(2,305)	33,672	(69,196)
Net loss attributable to non-controlling interest	—	—	—	1,690	1,690

Net loss attributable to the Partnership	$(63,943)	$(36,620)	$(2,305)	$35,362	$(67,506)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$585,581	$46,648	$—	$632,229
Operating expenses:
Purchased product costs	—	274,780	2,636	—	277,416
Facility expenses	—	60,143	15,643	(326)	75,460
Selling, general and administrative expenses	23,040	14,528	2,787	(2,428)	37,927
Depreciation and amortization	291	66,634	11,622	(156)	78,391
Other operating expenses	—	95	296	—	391

Total operating expenses	23,331	416,180	32,984	(2,910)	469,585

(Loss) income from operations	(23,331)	169,401	13,664	2,910	162,644
Earnings from consolidated affiliates	147,385	3,265	—	(150,650)	—
Other (expense) income, net	(39,136)	(5,330)	846	(5,605)	(49,225)

Income before provision for income tax	84,918	167,336	14,510	(153,345)	113,419
Provision for income tax expense	496	19,951	—	—	20,447

Net income	84,422	147,385	14,510	(153,345)	92,972
Net income attributable to non-controlling interest	—	—	—	(11,245)	(11,245)

Net income attributable to the Partnership	$84,422	$147,385	$14,510	$(164,590)	$81,727

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$280,039	$13,397	$—	$293,436
Operating expenses:
Purchased product costs	—	212,175	2,929	—	215,104
Facility expenses	—	56,213	6,450	(108)	62,555
Selling, general and administrative expenses	23,129	7,974	997	(1,312)	30,788
Depreciation and amortization	286	61,853	2,705	(42)	64,802
Other operating expenses	—	889	1	—	890
Impairment of long-lived assets	—	—	5,855	—	5,855

Total operating expenses	23,415	339,104	18,937	(1,462)	379,994

Loss from operations	(23,415)	(59,065)	(5,540)	1,462	(86,558)
Loss from consolidated affiliates	(40,213)	(691)	—	40,904	—
Other (expense) income, net	(29,790)	(8,855)	3,139	(5,542)	(41,048)

Loss before provision for income tax	(93,418)	(68,611)	(2,401)	36,824	(127,606)
Provision for income tax benefit	(343)	(28,398)	—	—	(28,741)

Net Loss	(93,075)	(40,213)	(2,401)	36,824	(98,865)
Net loss attributable to non-controlling interest	—	—	—	1,710	1,710

Net loss attributable to the Partnership	$(93,075)	$(40,213)	$(2,401)	$38,534	$(97,155)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(48,230)	$158,451	$23,266	$(2,851)	$130,636
Cash flows from investing activities:
Capital expenditures	(282)	(76,186)	(179,643)	2,851	(253,260)
Equity investments	(20,540)	(101,629)	—	122,169	—
Distributions from consolidated affiliates	25,238	6,395	—	(31,633)	—
Collection of intercompany notes receivable, net	550	—	—	(550)	—
Proceeds from disposal of property, plant and equipment	—	417	—	—	417

Net cash flows provided by (used in) investing activities	4,966	(171,003)	(179,643)	92,837	(252,843)

Cash flows from financing activities:
Proceeds from revolving credit facility	213,404	—	—	—	213,404
Payments of revolving credit facility	(221,204)	—	—	—	(221,204)
Payments of intercompany notes receivable, net	—	(550)	—	550	—
Contributions to wholly-owned subsidiaries, net	—	20,540	—	(20,540)	—
Contributions to joint ventures, net	—	—	222,186	(101,629)	120,557
Payments of SMR liability	—	(480)	—	—	(480)
Proceeds from public offering, net	142,255	—	—	—	142,255
Share-based payment activity	(3,730)	97	—	—	(3,633)
Payment of distributions	(88,858)	(25,238)	(9,110)	31,633	(91,573)
Intercompany advances, net	1,397	(1,397)	—	—	—

Net cash flows provided by (used in) financing activities	43,264	(7,028)	213,076	(89,986)	159,326

Net (decrease) increase in cash	—	(19,580)	56,699	—	37,119
Cash and cash equivalents at beginning of year	—	74,448	23,304	—	97,752

Cash and cash equivalents at end of period	$—	$54,868	$80,003	$—	$134,871

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(43,639)	$152,497	$10,111	$(4,122)	$114,847
Cash flows from investing activities:
Capital expenditures	(317)	(143,538)	(181,055)	4,122	(320,788)
Equity investments	(24,908)	(110,753)	—	130,677	(4,984)
Change in restricted cash	—	—	(25)	—	(25)
Distributions from consolidated affiliates	—	36,267	—	(36,267)	—
Collection of intercompany notes receivable, net	27,800	—	—	(27,800)	—
Proceeds from sale of equity interest in consolidated subsidiary	—	31,250	—	(31,250)	—

Net cash flows provided by (used in) investing activities	2,575	(186,774)	(181,080)	39,482	(325,797)

Cash flows from financing activities:
Proceeds from revolving credit facility	424,700	—	—	—	424,700
Payments of revolving credit facility	(376,600)	—	—	—	(376,600)
Proceeds from long-term debt	117,000	—	—	—	117,000
Payments of intercompany notes receivable, net	—	(27,800)	—	27,800	—
Payments for debt issuance costs, deferred financing costs and registration costs	(7,825)	—	—	—	(7,825)
Proceeds from public offering, net	57,665	—	—	—	57,665
Contributions to joint ventures, net	(5,464)	24,908	205,769	(130,677)	94,536
Proceeds from sale of equity interest in joint venture, net	(1,847)	—	—	31,250	29,403
Share-based payment activity	(1,199)	—	—	—	(1,199)
Payment of distributions	(73,596)	—	(36,267)	36,267	(73,596)
Intercompany advances, net	(91,770)	91,085	685	—	—

Net cash flows provided by (used in) financing activities	41,064	88,193	170,187	(35,360)	264,084

Net increase (decrease) in cash	—	53,916	(782)	—	53,134
Cash and cash equivalents at beginning of year	—	—	3,321	—	3,321

Cash and cash equivalents at end of period	$—	$53,916	$2,539	$—	$56,455

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Supplemental Cash Flow Information

        The following table provides information regarding supplemental cash flow information (in thousands).

	Six months ended June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$49,541	$38,174
Cash paid for income taxes, net of refunds	4,690	1,971
Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$56,578	$28,656
Interest capitalized on construction in progress	2,705	7,136
Property, plant and equipment asset retirement obligation	727	397
Issuance of common units for vesting of share-based payment awards	7,030	8,683

16. Subsequent Events

        On July 1, 2010, the Partnership entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaces the Partnership's existing credit agreement in its entirety and provides for a revolving loan facility (the "Facility") of up to $700 million, with an uncommitted accordion feature of up to $200 million. The borrowings under the Facility continue to bear interest at a variable interest rate, plus basis points. The variable interest rate is based either on LIBOR ("LIBOR Loans"), or the higher of (a) the prime rate set by the Facility's administrative agent, (b) the Federal Funds Rate plus 0.5% and (c) the rate for LIBOR for a one month interest period plus 1% ("Alternate Base Rate Loans"). The basis points correspond to the ratio of the Partnership's Consolidated Funded Debt (as defined in the Amended and Restated Credit Agreement) to the Partnership's Adjusted Consolidated EBITDA (as defined in the Amended and Restated Credit Agreement), ranging from 1.5% to 2.5% for Alternate Base Rate Loans and from 2.5% to 3.5% for LIBOR Loans. The Partnership may use up to $150 million of the Facility for the issuance of letters of credit and $10 million for shorter term swingline loans.

        On July 29, 2010, the Partnership executed a joinder agreement to include an additional member in the bank group under the Amended and Restated Credit Agreement and to exercise a portion of the accordion feature under the Facility, thereby increasing the borrowing capacity to $705 million. As a result of adding the new member to the bank group, all of the Partnership's financial derivative positions are currently with participating members, and the credit risk contingent feature related to margin requirements, as described in Note 4, is no longer in effect.

        The Amended and Restated Credit Agreement matures on July 1, 2015; however, the maturity date will be accelerated to May 1, 2014 if the Partnership has not refinanced or repaid the 2014 Senior Notes by such date. The Facility is guaranteed by all of the Partnership's wholly-owned subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its wholly-owned subsidiaries.

        The Partnership incurred approximately $11.5 million of deferred financing costs associated with the Amended and Restated Credit Agreement.

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

  Significant Financial and Other Highlights

        Significant financial and other highlights for the three months ended June 30, 2010 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

  •
  Total segment operating income before items not allocated to segments increased approximately $31.2 million, or 44%, for the three months ended June 30, 2010 compared to the same period in 2009 (see Results of Operations for a reconciliation of segment operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax). The increase is due primarily to higher NGL and natural gas prices in 2010, expanding operations in our Liberty segment and increased volumes from a large producer in our Southwest segment. The increase in segment income was partially offset by a $15.7 million decrease in net cash received from the settlement of derivative positions.

  •
  In April 2010, we received net proceeds of approximately $142.3 million from a public offering of approximately 4.9 million newly issued common units.

  •
  During the three months ended June 30, 2010, we received approximately $78.3 million of contributions to MarkWest Liberty Midstream from M&R.

  •
  MarkWest Liberty Midstream is developing a combined pipeline and marine project ("Mariner Project") to deliver purity ethane produced in the Marcellus Shale to Louisiana markets. The Mariner Project is a joint project with Sunoco Logistics and is anticipated to have initial capacity to transport up to 50,000 Bbl/d of ethane by mid-2012 and can be expanded to support additional Marcellus production.

  •
  MarkWest Liberty Midstream and NiSource Gas Transmission & Storage ("NGT&S") intend to jointly develop natural gas gathering, processing, and transmission projects to support increased Marcellus production volumes in the northern West Virginia area of the Appalachian Basin. The joint project would initially include existing and new pipelines that deliver gas to NGT&S' Smithfield, West Virginia, compressor station where MarkWest Liberty Midstream would install a 120 MMcf/d cryogenic processing facility as early as late-2011. MarkWest Liberty Midstream would complement these processing facilities with fractionation services provided at its Houston, Pennsylvania NGL fractionation, storage, and marketing complex to take advantage of the premium regional markets and to maximize the value of the producers' gas.

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

        The following is a reconciliation to income (loss) from operations, the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$276,948	$185,000	$592,563	$368,367
Purchased product costs	128,123	80,652	272,419	182,966

Net operating margin	148,825	104,348	320,144	185,401
Facility expenses	37,427	32,336	75,332	63,780
Total derivative (gain) loss	(54,360)	85,006	(34,541)	105,844
Selling, general and administrative expenses	16,419	14,861	37,927	30,788
Depreciation	29,818	23,414	58,005	44,357
Amortization of intangible assets	10,193	10,212	20,386	20,445
Loss on disposal of property, plant and equipment	188	70	179	799
Accretion of asset retirement obligations	69	44	212	91
Impairment of long-lived assets	—	5,855	—	5,855

Income (loss) from operations	$109,071	$(67,450)	$162,644	$(86,558)

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

        The following table is prepared as if we did not have an active commodity risk management program in place. For further discussion of how we have reduced the downside volatility to the portion of our net operating margin that is not fee-based, see Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements. For the six months ended June 30, 2010, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)	Total
Revenue	20%	39%	4%	37%	100%
Net operating margin(4)	36%	34%	0%	30%	100%

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

  Southwest

  •
  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, a natural gas processing facility and an NGL pipeline. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit, Travis Peak and Haynesville formations. For natural gas that is processed in this segment, we purchase the NGLs from the producers primarily under percent-of-proceeds arrangements, or we transport volumes for a fee.

  •
  Oklahoma.  We own a Foss Lake natural gas gathering system and the Arapaho I and II natural gas processing plants, all located in Roger Mills, Custer and Ellis Counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. The majority of the gathered gas ultimately is compressed and delivered to the processing plants. We also own and operate a gathering system in the Granite Wash formation in the Texas panhandle that is connected to our Foss Lake processing plants and our Grimes gathering system that is located in Roger Mills and Beckham

    Counties in western Oklahoma. In addition, we own a natural gas gathering system in the Woodford Shale in the Arkoma Basin of southeast Oklahoma. Natural gas gathered in the Woodford system is processed by Centrahoma, our equity investment discussed below.

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

  •
  Michigan.  We own and operate a FERC-regulated crude oil pipeline in Michigan providing transportation service for three shippers.

  Liberty

  •
  Marcellus Shale.  We operate natural gas gathering systems and processing facilities located primarily in western Pennsylvania and northern West Virginia through MarkWest Liberty Midstream. We have a 35 MMcf/d and a 120 MMcf/d cryogenic plant at our Houston, Pennsylvania processing complex and plan to complete the installation of a 200 MMcf/d cryogenic plant in the first half of 2011. We plan to complete the installation of a 120 MMcf/d cryogenic plant at our Majorsville site in the third quarter of 2010 and expect to increase the cryogenic processing capacity at our Majorsville site to approximately 270 MMcf/d in the third quarter of 2011. We also plan to complete a 60,000 Bbl/d fractionation facility at our Houston complex in the first half of 2011. Until such time, the raw NGLs produced at our Liberty facilities are fractionated at the Siloam NGL fractionation plant in our Northeast segment. We expect the total planned processing capacity of 625 MMcf/d to be supported by long-term agreements with our producer customers. We have also completed construction of an interconnect with a key interstate NGL pipeline providing a market outlet for the propane produced at our Liberty facilities.

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

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the six months ended June 30, 2010:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	54%	33%	6%	7%	100%
Net operating margin	54%	22%	11%	13%	100%

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

Three months ended June 30, 2010 compared to three months ended June 30, 2009

        Items below Income (loss) from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present information about operating income for the reported segments for the three months ended June, 2010 and 2009.

Southwest

	Three months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$155,043	$111,569	$43,474	39%
Operating expenses:
Purchased product costs	71,389	46,497	24,892	54%
Facility expenses	19,395	19,577	(182)	(1)%

Total operating expenses before items not allocated to segments	90,784	66,074	24,710	37%
Portion of operating income (loss) attributable to non-controlling interests	1,556	(1)	1,557	N/A

Operating income before items not allocated to segments	$62,703	$45,496	$17,207	38%

        Revenue.    Revenue increased primarily due to higher commodity prices. Revenue from NGL, natural gas and condensate sales increased approximately $36.7 million across the segment. An increase in volumes from a large producer in our Woodford Shale operations also contributed to the increase in product sales. Gathering and compression fee revenue also increased $5.9 million due to the higher volumes in the Woodford Shale and Stiles Ranch, and the start of the Arkoma Connector Pipeline in

July 2009. The increase in revenue was partially offset by a decrease in gathered volumes in East Texas and the Other Southwest areas and a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas.

        Purchased Product Costs.    Purchased product costs increased primarily due to higher commodity prices and increased volumes in the Woodford Shale and Stiles Ranch, which was partially offset by a decrease in gathered volumes in East Texas and the Other Southwest areas and a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas.

        Portion of Operating Income (Loss) Attributable to Non-controlling Interests.    Portion of operating income (loss) attributable to non-controlling interests represents our partners' share in net operating income of MarkWest Pioneer and Wirth Gathering Partnership. The increase resulted from the Arkoma Connector Pipeline being placed in service in July 2009.

Northeast

	Three months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$81,322	$48,619	$32,703	67%
Operating expenses:
Purchased product costs	56,734	32,080	24,654	77%
Facility expenses	5,062	4,799	263	5%

Total operating expenses before items not allocated to segments	61,796	36,879	24,917	68%

Operating income before items not allocated to segments	$19,526	$11,740	$7,786	66%

        Revenue.    Revenue increased primarily due to higher commodity prices realized on NGL sales from the Appalachia region, as well as an increase in volumes from a significant customer.

        Purchased Product Costs.    Purchased product costs increased due to higher prices for the natural gas that is purchased to satisfy the keep-whole arrangements in the Appalachia area.

        Facility Expenses.    Facility expenses increased primarily due to higher repairs and maintenance expense, which was partially offset by ceasing our natural gas gathering and processing operations in Western Michigan in the third quarter of 2009.

Liberty

	Three months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$18,738	$10,064	$8,674	86%
Operating expenses:
Purchased product costs	—	2,075	(2,075)	(100)%
Facility expenses	6,140	4,583	1,557	34%

Total operating expenses before items not allocated to segments	6,140	6,658	(518)	(8)%
Portion of operating income attributable to non-controlling interests	5,208	1,363	3,845	282%

Operating income before items not allocated to segments	$7,390	$2,043	$5,347	262%

        Revenue.    Revenue increased due to ongoing expansion of the Liberty facilities. Revenue increased approximately $6.6 million related to gathering fees and approximately $2.1 million related to NGL and condensate sales under percent-of-proceeds arrangements.

        Purchased Product Costs.    Purchased product costs decreased due to closing the interim plant at the Liberty facilities in January 2010. The NGLs produced at the interim plant were the only Liberty volumes purchased.

        Facility Expenses.    Facility expenses increased primarily due to the ongoing expansion of the Liberty facilities, which was partially offset by a decrease in compressor rental expense as we have purchased certain compressors for the Liberty operation.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents M&R's 40% interest in net operating income of MarkWest Liberty Midstream. The increase is the result of the ongoing expansion of the Liberty facilities.

Gulf Coast

	Three months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$21,845	$14,748	$7,097	48%
Operating expenses:
Facility expenses	9,395	3,163	6,232	197%

Total operating expenses before items not allocated to segments	9,395	3,163	6,232	197%

Operating income before items not allocated to segments	$12,450	$11,585	$865	7%

        Revenue.    Revenue increased due to $5.0 million received under a hydrogen sales contract that began March 2010 related to the SMR operations and higher commodity prices, which was partially offset by lower percent-of-proceeds received from one of our refinery customers under a variable percent-of-proceeds contract.

        Facility Expenses.    Facility expenses increased primarily due to $4.7 million of SMR operating expenses, as well as increased repairs and maintenance expense.

Reconciliation of Segment Operating Income to Consolidated Income (Loss) Before Provision for Income Tax

        The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax for the three months ended June 30, 2010 and 2009. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Total segment revenue	$276,948	$185,000	$91,948	50%
Derivative gain (loss) not allocated to segments	46,902	(83,235)	130,137	(156)%

Total revenue	$323,850	$101,765	$222,085	218%

Operating income before items not allocated to segments	$102,069	$70,864	$31,205	44%
Portion of operating income attributable to non-controlling interests	6,764	1,362	5,402	397%
Derivative gain (loss) not allocated to segments	54,360	(85,006)	139,366	(164)%
Compensation expense included in facility expenses not allocated to segments	(286)	(214)	(72)	34%
Facility expenses adjustment	2,851	—	2,851	N/A
Selling, general and administrative expenses	(16,419)	(14,861)	(1,558)	10%
Depreciation	(29,818)	(23,414)	(6,404)	27%
Amortization of intangible assets	(10,193)	(10,212)	19	(0)%
Loss on disposal of property, plant and equipment	(188)	(70)	(118)	169%
Accretion of asset retirement obligations	(69)	(44)	(25)	57%
Impairment of long-lived assets	—	(5,855)	5,855	(100)%

Income (loss) from operations	109,071	(67,450)	176,521	(262)%
Earnings from unconsolidated affiliates	1,585	1,196	389	33%
Interest income	377	60	317	528%
Interest expense	(25,755)	(22,742)	(3,013)	13%
Amortization of deferred financing costs and discount (a component of interest expense)	(2,280)	(2,046)	(234)	11%
Miscellaneous (expense) income, net	(9)	2,383	(2,392)	(100)%

Income (loss) before provision for income tax	$82,989	$(88,599)	$171,588	(194)%

        Derivative Gain (Loss) Not Allocated to Segments.    Unrealized gain from the mark-to-market of our derivative instruments was $65.8 million for the three months ended June 30, 2010 compared to unrealized loss of $89.3 million for the same period in 2009. Realized loss from the settlement of our derivative instruments was $11.4 million for the three months ended June 30, 2010 compared to realized gain of $4.3 million for the same period in 2009. The total change of $139.4 million is primarily due to volatility in commodity prices.

        Facility Expenses Adjustment.    Facility expenses adjustment consists of the reclassification of the MarkWest Pioneer field services fee and the reclassification of the interest expense related to the SMR which is included in facility expenses for the purposes of evaluating the performance of the Gulf Coast segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased primarily due to increases in headcount, short-term incentive compensation, insurance and corporate office rent. These increases were partially offset by a decrease in professional services.

        Depreciation.    Depreciation increased due to depreciation on additional projects completed during 2009 and the first half of 2010.

        Impairment of Long-Lived Assets.    During the three months ended June 30, 2009, we recognized an impairment of $5.9 million related to certain gas-gathering and intangible assets in the Southwest segment.

        Interest Expense.    Interest expense increased primarily due to additional borrowings in May 2009 to fund our capital plan.

        Provision for Income Tax.    The total provision for income tax expense was $16.0 million, which includes a deferred expense of $15.1 million related primarily to MarkWest Hydrocarbon's ownership of Class A units and the net unrealized derivative gain during the period. The current provision for income tax expense was $0.9 million. Approximately $0.4 million is attributable to MarkWest Hydrocarbon and the remaining $0.5 million is related to taxes payable by the Partnership associated with the Texas Margin Tax and Michigan Business Taxes.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

        Items below Income (loss) from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present information about operating income for the reported segments for the six months ended June 30, 2010 and 2009.

Southwest

	Six months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$320,007	$216,175	$103,832	48%
Operating expenses:
Purchased product costs	146,014	97,031	48,983	50%
Facility expenses	39,884	37,702	2,182	6%

Total operating expenses before items not allocated to segments	185,898	134,733	51,165	38%
Portion of operating income attributable to non-controlling interests	3,056	27	3,029	11,219%

Operating income before items not allocated to segments	$131,053	$81,415	$49,638	61%

        Revenue.    Revenue increased primarily due to higher NGL prices. Revenue from NGL and condensate sales increased approximately $97.9 million across the segment, partially offset by a $7.6 million decrease in revenue from natural gas sales. An increase in volumes from a large producer in our Woodford Shale operations also contributed to the increase in product sales. Gathering and compression fee revenue also increased $12.1 million due to the higher volumes in the Woodford Shale and Stiles Ranch, and the start of the Arkoma Connector Pipeline in July 2009. The increase in revenue was partially offset by a decrease in volumes in East Texas and the Other Southwest areas and a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas.

        Purchased Product Costs.    Purchased product costs increased primarily due to higher commodity prices and increased volumes in certain areas, which was partially offset by a decrease in gathered volumes in East Texas and the Other Southwest areas and a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents our partners' share in net operating income of MarkWest Pioneer and Wirth Gathering Partnership. The increase resulted from the Arkoma Connector Pipeline being placed in service in July 2009.

Northeast

	Six months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$193,170	$110,211	$82,959	75%
Operating expenses:
Purchased product costs	123,821	83,034	40,787	49%
Facility expenses	9,287	9,964	(677)	(7)%

Total operating expenses before items not allocated to segments	133,108	92,998	40,110	43%

Operating income before items not allocated to segments	$60,062	$17,213	$42,849	249%

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

        Facility Expenses.    Facility expenses decreased primarily due to ceasing our natural gas gathering and processing operations in Western Michigan in the third quarter of 2009, as well as a decrease in utilities and other operating expenses.

Liberty

	Six months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$37,748	$16,720	$21,028	126%
Operating expenses:
Purchased product costs	2,584	2,901	(317)	(11)%
Facility expenses	13,453	7,122	6,331	89%

Total operating expenses before items not allocated to segments	16,037	10,023	6,014	60%
Portion of operating income attributable to non-controlling interests	8,845	1,643	7,202	438%

Operating income before items not allocated to segments	$12,866	$5,054	$7,812	155%

        Revenue.    Revenue increased due to ongoing expansion of the Liberty facilities. Revenue increased approximately $12.4 million related to gathering fees and approximately $8.6 million related to NGL product sales under percent-of-proceeds arrangements.

        Purchased Product Costs.    Purchased product costs decreased due to closing the interim plant at the Liberty facilities in January 2010. The NGLs produced at the interim plant were the only Liberty volumes purchased.

        Facility Expenses.    Facility expenses increased primarily due to the ongoing expansion of the Liberty facilities, as well as an increase of approximately $0.6 million related to environmental remediation costs.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents M&R's 40% interest in net operating income of MarkWest Liberty Midstream. The increase is the result of the formation of the joint venture on February 27, 2009 and the ongoing expansion of the Liberty facilities.

Gulf Coast

	Six months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$41,638	$25,261	$16,377	65%
Operating expenses:
Facility expenses	15,090	8,434	6,656	79%

Total operating expenses before items not allocated to segments	15,090	8,434	6,656	79%

Operating income before items not allocated to segments	$26,548	$16,827	$9,721	58%

        Revenue.    Revenue increased due to $5.8 million received under a hydrogen sales contract that began March 2010 related to the SMR operations, higher commodity prices and increased volumes. The volumes were lower in 2009 due to a two-week plant turnaround. The increase in revenue was partially offset by lower percent-of-proceeds received from one of our refinery customers under a variable percent-of-proceeds contract.

        Facility Expenses.    Facility expenses increased primarily due to $5.6 million of SMR operating expenses and increased utilities and operating expenses. The increases were partially offset by a decrease related to the plant turnaround completed in 2009 that did not recur in 2010.

Reconciliation of Segment Operating Income to Consolidated Income (Loss) Before Provision for Income Tax

        The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax for the six months ended June 30, 2010 and 2009. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Six months ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Total segment revenue	$592,563	$368,367	$224,196	61%
Derivative gain (loss) not allocated to segments	39,666	(74,931)	114,597	(153)%

Total revenue	$632,229	$293,436	$338,793	115%

Operating income before items not allocated to segments	$230,529	$120,509	$110,020	91%
Portion of operating income attributable to non-controlling interests	11,901	1,670	10,231	613%
Derivative gain (loss) not allocated to segments	34,541	(105,844)	140,385	(133)%
Compensation expense included in facility expenses not allocated to segments	(1,008)	(558)	(450)	81%
Facility expenses adjustment	3,390	—	3,390	N/A
Selling, general and administrative expenses	(37,927)	(30,788)	(7,139)	23%
Depreciation	(58,005)	(44,357)	(13,648)	31%
Amortization of intangible assets	(20,386)	(20,445)	59	(0)%
Loss on disposal of property, plant and equipment	(179)	(799)	620	(78)%
Accretion of asset retirement obligations	(212)	(91)	(121)	133%
Impairment of long-lived assets	—	(5,855)	5,855	(100)%

Income (loss) from operations	162,644	(86,558)	249,202	(288)%
Loss from unconsolidated affiliates	1,517	1,091	426	39%
Interest income	763	101	662	655%
Interest expense	(49,537)	(40,524)	(9,013)	22%
Amortization of deferred financing costs and discount (a component of interest expense)	(4,892)	(3,437)	(1,455)	42%
Derivative gain related to interest expense	1,871	—	1,871	N/A
Miscellaneous income, net	1,053	1,721	(668)	(39)%

Income (loss) before provision for income tax	$113,419	$(127,606)	$241,025	(189)%

        Derivative Gain (Loss) Not Allocated to Segments.    Unrealized gain from the mark-to-market of our derivative instruments was $64.5 million for the six months ended June 30, 2010 compared to unrealized loss of $155.0 million for the same period in 2009. Realized loss from the settlement of our derivative instruments was $30.0 million for the six months ended June 30, 2010 compared to realized gain of $49.2 million for the same period in 2009. The total change of $140.4 million is primarily due to volatility in commodity prices.

        Facility Expenses Adjustment.    Facility expenses adjustment consists of the reclassification of the MarkWest Pioneer field services fee and the reclassification of the interest expense related to the SMR which is included in facility expenses for the purposes of evaluating the performance of the Gulf Coast segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased primarily due to higher share-based compensation expense related to the January 2010 unrestricted unit grant, as well as increases in headcount, short-term incentive compensation, insurance and corporate office rent. These increases were partially offset by a decrease in professional services expense.

        Depreciation.    Depreciation increased due to depreciation on additional projects completed during 2009 and the first half of 2010.

        Impairment of Long-Lived Assets.    During the six months ended June 30, 2009, we recognized an impairment of $5.9 million related to certain gas-gathering and intangible assets in the Southwest segment.

        Interest Expense.    Interest expense increased primarily due to additional borrowings in May 2009 to fund our capital plan.

        Amortization of Deferred Financing Costs and Discount.    Amortization of deferred financing costs and discount increased due primarily to the amortization of the financing costs and discount on the Senior Notes issued in May 2009.

        Derivative Gain Related to Interest Expense.    Derivative gain related to interest expense in 2010 relates to the settlement of all the outstanding interest rate swaps in January 2010. See Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements for further details.

        Provision for Income Tax.    The total provision for income tax expense was $20.4 million, which includes a deferred expense of $13.7 million related primarily to MarkWest Hydrocarbon's ownership of Class A units and the net unrealized derivative gain during the period. The current provision for income tax expense was $6.7 million. Approximately $5.8 million is attributable to MarkWest Hydrocarbon and the remaining $0.9 million is related to taxes payable by the Partnership associated with the Texas Margin Tax and Michigan Business Taxes.

  Operating Data

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Southwest
East Texas
Gathering systems throughput (Mcf/d)	438,700	463,900	(5.4)%	433,900	457,400	(5.1)%
NGL product sales (gallons)	61,887,500	64,692,600	(4.3)%	126,083,300	113,062,600	11.5%
Oklahoma
Foss Lake gathering system throughput (Mcf/d)	70,600	93,300	(24.3)%	72,400	92,900	(22.1)%
Stiles Ranch gathering system throughput (Mcf/d)	106,100	91,000	16.6%	111,800	92,200	21.3%
Grimes gathering system throughput (Mcf/d)	8,000	10,000	(20.0)%	8,000	10,400	(23.1)%
Arapaho NGL product sales (gallons)	30,093,800	31,697,300	(5.1)%	59,537,100	59,130,100	0.7%
Southeast Oklahoma gathering system throughput (Mcf/d)	539,400	403,300	33.7%	518,100	411,100	26.0%
Arkoma Connector Pipeline throughput (Mcf/d)(1)	387,500	N/A	N/A	372,700	N/A	N/A
Other Southwest
Appleby gathering system throughput (Mcf/d)	31,600	49,000	(35.5)%	33,100	53,300	(37.9)%
Other gathering systems throughput (Mcf/d)(2)	8,700	10,800	(19.4)%	8,800	10,800	(18.5)%
Northeast
Appalachia(3)
Natural gas processed (Mcf/d)	199,900	197,100	1.4%	196,400	197,900	(0.8)%
Keep-whole sales (gallons)	30,815,000	33,255,100	(7.3)%	76,587,400	84,233,000	(9.1)%
Percent-of-proceeds sales (gallons)	30,118,700	20,180,700	49.2%	57,123,600	39,543,800	44.5%

Total NGL product sales (gallons)(4)	60,933,700	53,435,800	14.0%	133,711,000	123,776,800	8.0%
Michigan
Crude oil transported for a fee (Bbl/d)	12,100	12,500	(3.2)%	12,500	12,600	(0.8)%
Liberty
Gathering system throughput (Mcf/d)	128,500	43,400	196.1%	114,800	38,500	198.2%
NGL product sales (gallons)	23,462,500	7,053,000	232.7%	44,992,700	8,436,200	433.3%
Gulf Coast
Refinery off-gas processed (Mcf/d)	118,800	124,800	(4.8)%	116,100	114,600	1.3%
Liquids fractionated (Bbl/d)	22,800	25,200	(9.5)%	22,700	22,600	0.4%

(1)
We began commercial operation of the Arkoma Connector Pipeline in July 2009.

(2)
Excludes lateral pipelines where revenue is not based on throughput.

(3)
Includes throughput from the Kenova, Cobb, and Boldman processing plants.

(4)
Represents sales at the Siloam NGL fractionation plant. The total sales exclude 12,648,600 gallons and 5,136,900 gallons sold by the Northeast on behalf of Liberty for the three months ended June 30, 2010 and 2009, respectively, and 23,305,800 gallons and 6,520,000 gallons sold for the six months ended June 30, 2010 and 2009, respectively.

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

        Our 2010 capital plan includes approximately $490 million to $540 million of capital expenditures for growth projects and approximately $10 million to $15 million for maintenance capital. Our share of growth capital expenditures is expected to be approximately $300 million to $350 million and the remainder will be funded through contributions from our joint venture partners and existing cash balances in the joint ventures. As of June 30, 2010 we have spent approximately $253.3 million, including the amounts funded by our joint venture partners.

        During the six months ended June 30, 2010, we received approximately $120.6 million from M&R to fund capital expenditures at MarkWest Liberty Midstream.

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

        Management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances, contributions by our joint venture partners for capital projects encompassed by the joint venture, and our current borrowing capacity under the revolving credit facility. However, it may be necessary to raise additional funds to finance our future capital requirements. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of August 2, 2010, our credit ratings were Ba3 with a Stable outlook by Moody's Investors Service and BB- with a Stable outlook by Standard & Poor's, which reflect upgrades by both agencies in 2010. Fitch Ratings initiated coverage in June 2010 and assigned us a current credit rating of BB with a Stable outlook. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

  Debt Financing Activities

        On July 1, 2010, we entered into the Amended and Restated Credit Agreement (see Note 16 of the accompanying Notes to the Condensed Consolidated Financial Statements). The Amended and Restated Credit Agreement replaced our existing credit agreement in its entirety and provides for a Facility of up to $700 million, with an uncommitted accordion feature of up to $200 million. On July 29, 2010, we exercised a portion of the accordion feature and increased our borrowing capacity under the Facility to $705 million. The Amended and Restated Credit Agreement matures on July 1, 2015; however, the maturity date will be accelerated to May 1, 2014 if we have not refinanced or repaid the 2014 Senior Notes by such date.

        Under the provisions of the Amended and Restated Credit Agreement, we are subject to a number of restrictions and covenants, which are substantially the same as the restrictions and covenants under the Partnership Credit Agreement. As of June 30, 2010, we were in compliance with all of our debt covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of August 2, 2010, we had no borrowings outstanding and $27.4 million of letters of credit outstanding under the Facility, leaving approximately $677.6 million available for borrowing.

        As of June 30, 2010, we had four series of Senior Notes outstanding: $225.0 million aggregate principal issued in October 2004 and due November 2014; $150.0 million aggregate principal issued in May 2009 and due November 2014 with terms substantially the same as the 2014 Senior Notes issued in 2004; $275.0 million aggregate principal issued in July 2006 and due July 2016; and $500.0 million aggregate principal issued in April and May 2008 and due April 2018. For further discussion of the Senior Notes see Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

        The Amended and Restated Credit Agreement limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. The Amended and Restated Credit Agreement prevents members of the participating bank group from requiring margin calls. As of August 2, 2010, all of our derivative positions, measured volumetrically, are with members of the participating bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit; however, there is no certainty that the members of our bank group will continue to participate and in such case, a portion of our available credit could be used for derivative instruments instead of future growth.

  Equity Offerings

        On April 6, 2010, we completed a public offering of approximately 4.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters' over-allotment option, at a price of $30.43 per common unit. Net proceeds of approximately $142.3 million were used to repay borrowings under our revolving credit facility and will be used to partially fund our ongoing capital expenditure program.

  Liquidity Risks and Uncertainties

        Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control. The global economic recession had a significant adverse impact on commodity prices during 2009. Although NGL and natural gas prices have improved in the first half of 2010 compared to 2009, our operating performance could be negatively impacted if the improvements in commodity prices are not sustained. Additionally, new legislation recently enacted by Congress could limit our ability to execute our hedging strategy, which would increase our exposure to adverse changes in commodity prices.

        The prevailing uncertainty that exists in the financial markets has created an increased risk of counterparty default that could impact our liquidity in several ways. During 2010, we expect that we will be required to borrow additional amounts under our Facility. However, our ability to access these funds could be adversely impacted by the failure of one or more of the members of the participating bank group. Although management believes that the participating members are financially sound, an increased risk does exist. Also, because the participating members of our bank group are the counterparties to all of our derivative instruments, the failure of one of more members could significantly reduce the cash flow from operations related to the settlement of these positions. The cash flows generated by our operations could also be significantly reduced if any of our major customers defaulted on its obligations to us. The creditworthiness of our trade customers is continuously monitored, and we believe that our current group of customers are sound and do not represent abnormal credit risk. Additionally, our supply of gas is dependent on a few large producers in each of our operating segments. If any of these producers were forced to significantly curtail or cease production due to economic adversity, our cash flows from operations could be significantly reduced.

  Cash Flow

        The following table summarizes cash inflows (outflows) (in thousands):

	Six months ended June 30,
	2010	2009	$ Change
Net cash provided by operating activities	$130,636	$114,847	$15,789
Net cash flows used in investing activities	(252,843)	(325,797)	72,954
Net cash flows provided by financing activities	159,326	264,084	(104,758)

        Net cash provided by operating activities increased primarily due to a $110.0 million increase in operating income, excluding derivative gains and losses, in our operating segments, which was partially offset by a $76.8 million decrease in net cash received from the settlement of derivative positions and a decrease in operating cash flows resulting from changes in working capital.

        Net cash used in investing activities decreased primarily due to a $67.5 million decrease in capital expenditures and a $5.0 million decrease in contributions to equity investments.

        Net cash provided by financing activities decreased primarily due to a $172.9 million decrease in net borrowings and a $15.3 million increase in distributions to common unitholders, which was partially offset by an $84.6 million increase in proceeds from public offerings.

Contractual Obligations

        We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of June 30, 2010, our purchase obligations for the remainder of 2010 were $77.1 million compared to our 2010 obligations of $16.7 million as of December 31, 2009. The increase is due to obligations related to the ongoing expansion in our Liberty segment. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

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

        There have not been any material changes during the six months ended June 30, 2010 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our 2009 Annual Report on Form 10-K, except as noted below.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions
Variable Interest Entities

We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE.

Our interests in a VIE are referred to as variable interests. Variable interests can be contractual, ownership, or other pecuniary interests in an entity that change with changes in the fair value of the VIE's assets.

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

In April 2010, the Board granted 282,000 phantom units to our senior executives and other key employees that will vest in equal installments on January 31, 2011 and January 31, 2012, subject to Market Criteria and Performance Criteria to be determined at the Board's discretion.

The Market Criteria, which must be considered in determining the grant-date fair value of the award, is based on the Partnership's total unitholder return over a three-year calendar period relative to the total unitholder return of a defined group of peer companies over the same period.

The Performance Criteria do not affect the fair value of the awards but do impact the recognition of expense as compensation expense is only recognized for those awards that are expected to vest.
We must exercise significant judgment and make several assumptions to estimate the fair value of the awards based on the Market Criteria. This includes determining the appropriate valuation methodology and the related inputs such as the expected volatility of the market price of our common units, the expected volatility of the market price of the common units or common stock of the peer companies, and the correlation between changes in the market price of our common units and those of the peer companies. We utilize a Monte Carlo simulation model which is a commonly accepted methodology for valuing this type of award. We utilized historical volatilities and correlation factors as the key inputs to this model.

We have also exercised judgment in assuming that the Board will not increase or decrease the number of units that vest based on the Performance Criteria as there is no basis to conclude that it is probable that any adjustment to the vesting will be made.
If we had used a different valuation methodology or different assumptions regarding expected volatilities and correlations, the estimated fair value and related compensation expense of the phantom units may have been significantly different.

Compensation expense could also increase or decrease significantly in future periods if the Board adjusts the number of units that vest based on the Performance Criteria.

Recent Accounting Pronouncements

        Refer to Note 2 of the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Commodity Price Risk

        The information about market risk for the six months ended June 30, 2010 does not differ materially from that discussed in Note 7 of the Notes to Consolidated Financial Statements of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements for any updates to our quantitative and qualitative disclosures about market risk.

        The following tables provide information on the volume of our commodity derivative activity for positions related to long liquids and keep-whole price risk entered into subsequent to June 30, 2010.

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2012	807	$81.45
2013	831	82.28

        The following tables provide information on the volume of our taxable subsidiary's commodity derivative activity for positions related to keep-whole price risk entered into subsequent to June 30, 2010.

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2012	567	$87.26

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)
2012	3,113	$5.70

  Interest Rate Risk

        The information about interest rate risk for the six months ended June 30, 2010 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of June 30, 2010. Based on this evaluation, the Partnership's management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

  Limitations on Controls

        Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Partnership have been detected.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Refer to Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A.    Risk Factors

        There were no material changes in our risk factors as disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, except as set forth below.

The enactment of the Dodd-Frank Act could have an adverse impact on our ability to hedge risks associated with our business.

        In July 2010, Congress enacted and the President signed broad financial regulatory reform legislation that, among other things, will impose comprehensive regulation on the OTC derivatives marketplace and will affect the use of derivatives in hedging transactions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") will subject "swap dealers" and "major swap participants" to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also will require central clearing for transactions unless one of the parties is not a swap dealer or major swap participant, is using the transaction to hedge commercial risk and elects not to clear the transaction under the so-called "end-user" exemption. However, the "end-user" exemption does not expressly extend to margin requirements, and uncleared transactions may still be subject to regulated margin requirements. The Dodd-Frank Act delegates significant authority to generally regulate and develop implementing regulations for OTC commodity derivatives to the Commodity Futures Trading Commission ("CFTC") and the SEC, including express authority to impose position limits for derivatives related to energy commodities. Separately, in late January 2010, the CFTC proposed regulations that would impose speculative position limits for certain futures and option contracts in natural gas, crude oil, heating oil, and gasoline. These proposed regulations would make an exemption available for certain bona fide hedging of commercial risks. The Dodd-Frank Act and regulations promulgated thereunder will generally become effective one year after the date of enactment of the Act. While we know the substance of the Dodd-Frank Act, it is not possible at this time to predict the final form and substance of the CFTC or the SEC regulations that must be adopted to carry out the Act. The CFTC and the SEC must adopt regulations within one year from the date of enactment of the Dodd-Frank Act. Any such regulations that subject us or our counterparties to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity. We may be unable to hedge a significant portion of our exposure to commodity price risk which could have a material adverse impact on our income from operations, cash flows and quarterly distribution to common unitholders.

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
101*
The following financial information from the quarterly report on Form 10-Q of MarkWest Energy Partners, L.P. for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: August 9, 2010	/s/ FRANK M. SEMPLE Frank M. Semple Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2010	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)