Form 10-Q
period 2010-09-30
MARKWEST ENERGY PARTNERS L P
filed 2010-11-08
CIK 1166036

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        The number of the registrant's common units outstanding as of November 2, 2010, was 71,439,687.

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

Glossary of Terms

Bbl	Barrel
Bbl/d	Barrels per day
Btu	One British thermal unit, an energy measurement
Dth/d	Dekatherms per day
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
LIBOR	London Interbank Offered Rate
Mcf/d	One thousand cubic feet of natural gas per day
MMBtu	One million British thermal units, an energy measurement
MMBtu/d	One million British thermal units per day
MMcf/d	One million cubic feet of natural gas per day
Net operating margin (a non-GAAP financial measure)	Revenue, excluding any derivative gain (loss), less purchased product costs, excluding any derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
OTC	Over-the-Counter
SEC	Securities and Exchange Commission
TUR	Total unitholder return
WTI	West Texas Intermediate
2002 LTIP	2002 Long-Term Incentive Plan
2006 Hydrocarbon Plan	2006 Hydrocarbon Stock Incentive Plan
2008 LTIP	2008 Long-Term Incentive Plan

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents ($35,792 and $21,942, respectively)	$98,495	$97,752
Receivables, net ($37,228 and $22,033, respectively)	176,341	140,969
Inventories ($4,283 and $3,343, respectively)	28,499	29,075
Fair value of derivative instruments	12,427	8,821
Deferred income taxes	12,228	12,228
Other current assets ($603 and $327, respectively)	8,648	10,674

Total current assets	336,638	299,519

Property, plant and equipment ($775,086 and $494,918, respectively)	2,518,924	2,154,644
Less: accumulated depreciation ($29,898 and $11,324, respectively)	(261,242)	(173,000)

Total property, plant and equipment, net	2,257,682	1,981,644

Other long-term assets:
Investment in unconsolidated affiliate	28,642	29,633
Intangibles, net of accumulated amortization of $114,314 and $83,735, respectively	623,832	654,411
Goodwill	9,421	9,421
Deferred financing costs, net of accumulated amortization of $11,753 and $6,990, respectively	27,494	21,027
Deferred contract cost, net of accumulated amortization of $1,872 and $1,638, respectively	1,378	1,612
Fair value of derivative instruments	7,062	15,810
Other long-term assets ($288 and $314, respectively)	2,169	1,660

Total assets	$3,294,318	$3,014,737

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($8,673 and $2,745, respectively)	$100,209	$87,832
Accrued liabilities ($53,610 and $44,615, respectively)	141,021	137,687
Fair value of derivative instruments	52,084	60,464

Total current liabilities	293,314	285,983

Deferred income taxes	10,996	11,034
Fair value of derivative instruments	54,033	62,519
Long-term debt, net of discounts of $35,634 and $39,417, respectively	1,216,194	1,170,072
Other long-term liabilities ($386 and $365, respectively)	106,997	105,736
Commitments and contingencies (Note 9)
Equity:
MarkWest Energy Partners, L.P. partners' capital (71,440 and 66,275 common units outstanding, respectively)	1,167,098	1,096,654
Non-controlling interest in consolidated subsidiaries	445,686	282,739

Total equity	1,612,784	1,379,393

Total liabilities and equity	$3,294,318	$3,014,737

Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to variable interest entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Revenue	$292,370	$207,933	$884,933	$576,300
Derivative (loss) gain	(36,959)	9,758	2,707	(65,173)

Total revenue	255,411	217,691	887,640	511,127

Operating expenses:
Purchased product costs	136,700	91,086	409,119	274,052
Derivative loss related to purchased product costs	19,996	7,816	24,993	39,954
Facility expenses	37,934	30,165	113,266	93,945
Derivative (gain) loss related to facility expenses	(564)	1,347	(436)	122
Selling, general and administrative expenses	17,137	15,477	55,064	46,265
Depreciation	31,362	25,264	89,367	69,621
Amortization of intangible assets	10,193	10,193	30,579	30,638
Loss on disposal of property, plant and equipment	1,937	633	2,116	1,432
Accretion of asset retirement obligations	70	56	282	147
Impairment of long-lived assets	—	—	—	5,855

Total operating expenses	254,765	182,037	724,350	562,031

Income (loss) from operations	646	35,654	163,290	(50,904)
Other income (expense):
Earnings from unconsolidated affiliates	—	169	1,517	1,260
Interest income	422	100	1,185	201
Interest expense	(26,433)	(23,440)	(75,970)	(63,964)
Amortization of deferred financing costs and discount (a component of interest expense)	(3,625)	(3,091)	(8,517)	(6,528)
Derivative gain related to interest expense	—	2,265	1,871	2,265
Miscellaneous income, net	76	825	1,129	2,546

(Loss) income before provision for income tax	(28,914)	12,482	84,505	(115,124)
Provision for income tax (benefit) expense:
Current	3,533	(46)	10,254	6,530
Deferred	(13,771)	624	(45)	(34,693)

Total provision for income tax	(10,238)	578	10,209	(28,163)

Net (loss) income	(18,676)	11,904	74,296	(86,961)
Net income attributable to non-controlling interest	(8,475)	(3,624)	(19,720)	(1,914)

Net (loss) income attributable to the Partnership	$(27,151)	$8,280	$54,576	$(88,875)

Net (loss) income attributable to the Partnership's common unitholders per common unit (Note 12):
Basic	$(0.39)	$0.13	$0.77	$(1.52)

Diluted	$(0.39)	$0.13	$0.77	$(1.52)

Weighted average number of outstanding common units:
Basic	71,438	63,026	69,685	59,168

Diluted	71,438	63,026	69,831	59,168

Cash distribution declared per common unit	$0.64	$0.64	$1.92	$1.92

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Non-controlling Interest	Total
December 31, 2009	66,275	$1,096,654	$282,739	$1,379,393
Share-based compensation activity	278	8,465	—	8,465
Excess tax benefits related to share-based compensation	—	97	—	97
Distributions paid	—	(134,949)	(4,830)	(139,779)
Issuance of units in public offering, net of offering costs	4,887	142,255	—	142,255
Contributions to MarkWest Liberty Midstream joint venture, net	—	—	148,057	148,057
Net income	—	54,576	19,720	74,296

September 30, 2010	71,440	$1,167,098	$445,686	$1,612,784

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners' Capital	Non-controlling Interest	Total
December 31, 2008	56,640	$1,204,458	$3,301	$1,207,759
Share-based compensation activity	266	4,043	—	4,043
Distributions paid	—	(112,525)	(80)	(112,605)
Issuance of units in public offerings, net of offering costs	9,360	178,632	—	178,632
Contributions to MarkWest Liberty Midstream joint venture, net	—	(5,464)	150,000	144,536
Proceeds from sale of equity interest in joint venture, net	—	(1,847)	62,500	60,653
Transfer to non-controlling interest from sale of equity interest in joint venture, net of tax	—	(14,928)	16,316	1,388
Net (loss) income	—	(88,875)	1,914	(86,961)

September 30, 2009	66,266	$1,163,494	$233,951	$1,397,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$74,296	$(86,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	89,367	69,621
Amortization of intangible assets	30,579	30,638
Impairment of long-lived assets	—	5,855
Amortization of deferred financing costs and discount	8,517	6,528
Accretion of asset retirement obligations	282	147
Amortization of deferred contract cost	234	234
Phantom unit compensation expense	11,430	5,755
Equity in earnings of unconsolidated affiliates	(1,517)	(1,260)
Distributions from unconsolidated affiliate	2,508	—
Unrealized (gain) loss on derivative instruments	(11,885)	149,991
Loss on disposal of property, plant and equipment	2,116	1,432
Deferred income taxes	(45)	(34,693)
Gain on sale of trading securities	—	(40)
Net sales of trading securities	—	552
Other	—	(2,740)
Changes in operating assets and liabilities:
Receivables	(35,072)	(7,320)
Inventories	576	4,611
Other current assets	2,026	(1,835)
Accounts payable and accrued liabilities	23,042	14,465
Other long-term assets	(509)	(10,543)
Other long-term liabilities	1,293	3,428

Net cash provided by operating activities	197,238	147,865

Cash flows from investing activities:
Capital expenditures	(374,173)	(388,502)
Equity investments	—	(6,435)
Proceeds from disposal of property, plant and equipment	524	275
Change in restricted cash	—	(10,025)

Net cash flows used in investing activities	(373,649)	(404,687)

Cash flows from financing activities:
Proceeds from revolving credit facility	421,304	568,000
Payments of revolving credit facility	(378,804)	(700,900)
Proceeds from long-term debt	—	117,000
Payments for debt issuance costs, deferred financing costs and registration costs	(11,230)	(8,381)
Contributions to MarkWest Liberty Midstream joint venture, net	148,057	144,536
Proceeds from sale of equity interest in joint venture, net	—	60,653
Payments of SMR liability	(912)	—
Proceeds from SMR transaction	—	73,129
Proceeds from public offerings, net	142,255	178,632
Cash paid for taxes related to net settlement of share-based payment awards	(3,834)	(1,257)
Excess tax benefits related to share-based compensation	97	—
Payments of distributions to common unitholders	(134,949)	(112,525)
Payments of distributions to non-controlling interest	(4,830)	(80)

Net cash flows provided by financing activities	177,154	318,807

Net increase in cash	743	61,985
Cash and cash equivalents at beginning of year	97,752	3,321

Cash and cash equivalents at end of period	$98,495	$65,306

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

        These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009. In management's opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. Finally, results for the three and nine months ended September 30, 2010 are not necessarily indicative of results for the full year 2010, or any other future period.

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

        In September 2009, the FASB amended the accounting guidance for revenue recognition for multiple-deliverable arrangements. The amended guidance establishes a hierarchy for determining the selling price of each individual deliverable and eliminates the residual value method of allocating the selling price. The amended guidance is effective prospectively for all revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The amendment will not have a material effect on the Partnership's existing revenue arrangements and is not expected to have a material effect on the Partnership's condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Recent Accounting Pronouncements (Continued)

        In February 2010, the FASB amended the embedded derivative and hedging guidance. The amended guidance modified the requirements for determining whether an embedded derivative is clearly and closely related to the host contract. The amended embedded derivative guidance was effective for the Partnership on January 1, 2010. The amended guidance had no effect on the Partnership's condensed consolidated financial statements.

        In March 2010, the FASB amended a scope exception for embedded credit derivatives in the derivatives and hedging guidance. The amended guidance clarified which types of embedded credit derivative features are required to be analyzed for potential bifurcation. The amended guidance was effective for the Partnership on July 1, 2010. The amended guidance had no effect on the Partnership's condensed consolidated financial statements.

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

        The Partnership and M&R will jointly fund the capital requirements of MarkWest Liberty Midstream at agreed upon levels until the Partnership's contributed capital is proportionate to its eventual 51% ownership interest (the "Equalization Date"), which is required to occur on or before December 31, 2012. The Partnership is required to reinvest all cash distributions from MarkWest Liberty Midstream until the Equalization Date has occurred. During 2010, M&R will contribute at least $150.0 million to MarkWest Liberty Midstream and the Partnership will fund all capital expenditures in excess of M&R's contributions. MarkWest Liberty Midstream's capital plan for 2011 and 2012 has not been finalized and the exact timing of the members' contributions is currently uncertain. If the Equalization Date has not occurred by the end of 2012, M&R may require the Partnership to contribute the amount of the shortfall at December 31, 2012, or may allow the Partnership to continue to fund up to 100% of MarkWest Liberty Midstream's capital expenditures until its total contributed capital is proportionate to its ownership interest. Following the Equalization Date, M&R will have pre-emptive rights to maintain its ownership interest in MarkWest Liberty Midstream in a range of between 45% and 49% or have its ownership interest diluted to the extent that it elects not to fund its proportionate share.

        As of September 30, 2010, the capital contributed to MarkWest Liberty Midstream is disproportionate to each member's respective ownership interest. The cumulative capital contributed by M&R exceeded its ownership interest by $124.3 million. Under the terms of the joint venture agreement, M&R received a special $8.3 million non-cash allocation of net income from MarkWest

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

Liberty Midstream during the nine months ended September 30, 2010 due to its excess contributions. The non-cash allocation is recorded in Net income attributable to non-controlling interest.

  MarkWest Pioneer

        MarkWest Pioneer is the owner and operator of the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that was placed in service in mid-July 2009. The Arkoma Connector Pipeline is designed to provide approximately 638,000 Dth/d of Arkoma Basin takeaway capacity and interconnects with the Midcontinent Express Pipeline and the Gulf Crossing Pipeline. A wholly-owned subsidiary of the Partnership serves as the operator and provides field operating and general and administrative services for fixed fees. The Partnership's Southwest segment includes the results of operations of MarkWest Pioneer (see Note 13).

        Equity interests in the entity are shared equally by the members. The Partnership was obligated to fund all capital expenditures necessary to complete construction of the Arkoma Connector Pipeline in excess of $125.0 million. As of September 30, 2010, the carrying value of the Partnership's ownership interest exceeds its stated ownership interest in MarkWest Pioneer by approximately $1.9 million. The difference between the carrying value of the Partnership's ownership interest and its stated ownership interest is amortized based upon the respective useful lives of the assets to which the difference relates.

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

  Financial Statement Impact of VIEs

        As the primary beneficiary of MarkWest Liberty Midstream and MarkWest Pioneer, the Partnership consolidates the entities and recognizes non-controlling interests. The following tables show

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

the assets and liabilities attributable to VIEs as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$32,946	$2,846	$35,792
Accounts receivable	35,366	1,862	37,228
Inventories	4,283	—	4,283
Other current assets	499	104	603
Property, plant and equipment, net of accumulated depreciation of $22,149 and $7,749, respectively	596,384	148,804	745,188
Other long-term assets	288	—	288

Total assets	$669,766	$153,616	$823,382

LIABILITIES
Accounts payable	$8,663	$10	$8,673
Accrued liabilities	51,944	1,666	53,610
Other long-term liabilities	85	301	386

Total liabilities	$60,692	$1,977	$62,669

	As of December 31, 2009
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$18,168	$3,774	$21,942
Accounts receivable	20,753	1,280	22,033
Inventories	3,343	—	3,343
Other current assets	225	102	327
Property, plant and equipment, net of accumulated depreciation of $8,273 and $3,051, respectively	330,116	153,478	483,594
Other long-term assets	314	—	314

Total assets	$372,919	$158,634	$531,553

LIABILITIES
Accounts payable	$2,713	$32	$2,745
Accrued liabilities	43,136	1,479	44,615
Other long-term liabilities	80	285	365

Total liabilities	$45,929	$1,796	$47,725

        The assets of the VIEs are the property of the respective entities and are not available to the Partnership for any other purpose, including collateral for its secured debt (see Note 7 and Note 14).

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Variable Interest Entities (Continued)

The liabilities of the VIEs do not represent additional claims against the Partnership's general assets. The cash flow information for MarkWest Liberty Midstream and MarkWest Pioneer comprise substantially all of the cash flow information of the Partnership's non-guarantor subsidiaries (see Note 14). The Partnership's maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and any operating expense incurred by the subsidiary operator in excess of its subsidiary's compensation for the performance of those services. The Partnership did not provide any financial support to the VIEs that it was not contractually obligated to provide during the nine months ended September 30, 2010 and 2009.

        The following table shows the net income (loss) attributable to the Partnership and transfers to the non-controlling interest for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income attributable to the Partnership	$(27,151)	$8,280	$54,576	$(88,875)
Transfers to the non-controlling interest:
Decrease in Partners' Capital for transaction costs related to sale of equity interest in MarkWest Liberty Midstream and MarkWest Pioneer	—	—	—	(7,311)
Decrease in Partners' Capital for transfer to non-controlling interest from sale of equity interest in MarkWest Pioneer	—	(9,039)	—	(14,928)

Net (loss) income attributable to the Partnership and transfers to the non-controlling interest	$(27,151)	$(759)	$54,576	$(111,114)

4. Derivative Financial Instruments

  Commodity Contracts

        NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond the Partnership's control. The Partnership's profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at its processing plants or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of drilling activity, such prices also affect profitability. To protect itself financially against adverse price movements and to maintain more stable and predictable earnings so that the Partnership can meet its cash distribution objectives, debt service and capital expenditures, the Partnership executes a hedging strategy governed by the risk management policy approved by the General Partner's board of directors (the "Board"). The Partnership has a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts its strategy as

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

conditions warrant. The Partnership enters into certain derivative contracts to reduce the risks associated with unfavorable changes in the prices of natural gas, NGLs and crude oil. Derivative contracts utilized are swaps, options and fixed price forward contracts traded on the OTC market. The risk management policy does not allow speculative derivative contracts.

        To mitigate its cash flow exposure to fluctuations in the price of NGLs, the Partnership has entered into derivative financial instruments relating to the future price of NGLs and crude oil. Generally the Partnership hedges its NGL price risk using crude oil as NGL financial markets lack adequate liquidity and historically there has been a strong relationship between changes in NGL and crude oil prices. The pricing relationship between NGLs and crude oil may vary in certain periods due to various market conditions. In periods where NGL prices and crude oil prices are not consistent with the historical relationship, the Partnership incurs increased risk and additional gains or losses. The Partnership enters into NGL derivative contracts when adequate market liquidity exists.

        To mitigate its cash flow exposure to fluctuations in the price of natural gas, the Partnership primarily utilizes derivative financial instruments relating to the future price of natural gas and takes into account the partial offset of its long and short gas positions resulting from normal operating activities.

        As a result of its current derivative positions, the Partnership has mitigated a significant portion of its expected commodity price risk through the fourth quarter of 2013. For entities that are not wholly owned by the Partnership, commodity risk is mitigated only for the Partnership's ownership interest. The Partnership would be exposed to additional commodity risk in certain situations such as if producers under deliver or over deliver product or when processing facilities are operated in different recovery modes. In the event the Partnership has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

        The Partnership enters into derivative contracts primarily with financial institutions that are participating members of the amended and restated credit agreement as collateral is not posted by the Partnership as the participating members have a collateral position in substantially all the wholly-owned assets of the Partnership. All of the Partnership's financial derivative positions are currently with participating bank group members. Management conducts a standard credit review on counterparties and the Partnership has agreements containing collateral requirements. For all participating bank group members, collateral requirements do not exist when a derivative contract favors the Partnership. The Partnership uses standardized agreements that allow for offset of positive and negative exposures (master netting arrangements).

        The Partnership records derivative contracts at fair value in the Condensed Consolidated Balance Sheets and has not elected hedge accounting or the normal purchases and normal sales designation which may cause volatility in the Condensed Statement of Operations as the Partnership recognizes in current earnings all unrealized gains and losses from the mark to market on derivative activity.

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

  Financial Statement Impact of Derivative Contracts

        See Note 5 for a description of how the Partnership values its derivative instruments. There were no material changes to its policy regarding the accounting for these instruments as previously disclosed in the Partnership's 2009 Annual Report on Form 10-K. The impact of the Partnership's derivative instruments on its Condensed Consolidated Balance Sheets is summarized below (in thousands):

	Assets		Liabilities
Derivative contracts not designated as hedging instruments and their balance sheet location	Fair Value at September 30, 2010	Fair Value at December 31, 2009	Fair Value at September 30, 2010	Fair Value at December 31, 2009
Commodity contracts(1)
Fair value of derivative instruments—current	$12,427	$8,312	$(52,084)	$(60,464)
Fair value of derivative instruments—long-term	7,062	15,810	(54,033)	(62,519)
Interest rate contracts
Fair value of derivative instruments—current	—	509	—	—
Embedded derivative in debt contract
Long-term debt	—	—	(28)	(190)

Total	$19,489	$24,631	$(106,145)	$(123,173)

(1)
Includes Embedded Derivatives in Commodity Contracts as discussed below.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

        The impact of the Partnership's derivative instruments on its Condensed Consolidated Statements of Operations is summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivative contracts not designated as hedging instruments and the location of gain or (loss) recognized in income	2010	2009	2010	2009
Revenue: Derivative (loss) gain
Realized (loss) gain	$(1,732)	$9,254	$(20,551)	$85,667
Unrealized (loss) gain	(35,227)	504	23,258	(150,840)

Total Revenue: derivative (loss) gain	(36,959)	9,758	2,707	(65,173)

Derivative loss related to purchased product costs
Realized loss	(3,946)	(15,271)	(15,117)	(42,530)
Unrealized (loss) gain	(16,050)	7,455	(9,876)	2,576

Total derivative loss related to purchased product costs	(19,996)	(7,816)	(24,993)	(39,954)

Derivative gain (loss) related to facility expenses
Unrealized gain (loss)	564	(1,347)	436	(122)
Derivative gain related to interest expense
Realized gain	—	—	2,380	—
Unrealized gain (loss)	—	2,265	(509)	2,265

Total derivative gain related to interest expense	—	2,265	1,871	2,265

Miscellaneous income, net
Unrealized gain	103	189	162	280

Total (loss) gain	$(56,288)	$3,049	$(19,817)	$(102,704)

        At September 30, 2010, the fair value of the Partnership's commodity derivative contracts is inclusive of premium payments of $6.1 million, net of amortization. For the three months ended September 30, 2010 and 2009, Realized (loss) gain—revenue includes amortization of premium payments of $0.5 million and $1.5 million, respectively. For the nine months ended September 30, 2010 and 2009, Realized (loss) gain—revenue includes amortization of premium payments of $1.6 million and $4.2 million, respectively.

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Derivative Financial Instruments (Continued)

  Credit Risk Contingent Feature

        The Partnership had a contractual arrangement with one non-bank group counterparty that contained a credit risk contingent feature related to margin requirements as discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009. On July 29, 2010, the Partnership executed a joinder agreement to include the counterparty in the bank group. As a result, all of the Partnership's financial derivative positions are currently with participating bank group members, and the credit risk contingent feature related to margin requirements no longer exists.

  Volume of Derivative Activity

        As of September 30, 2010, the Partnership had the following outstanding commodity contracts that were entered into to economically hedge future sales of NGLs or future purchases of natural gas:

Derivative contracts not designated as hedging instruments	Notional Quantity (net)
Crude Oil (bbl)	8,486,757
Natural Gas Liquids (gal)	5,422,034
Natural Gas (MMBtu)	15,401,359

  Embedded Derivatives in Commodity Contracts

        The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The primary term of the commodity contract, a component of a broader regional arrangement, expired on December 31, 2009 but the producer exercised its right to extend the processing agreement and the commodity contract through the first quarter of 2015. The fair value of the commodity contract is marked based on an index price through Derivative loss related to purchased product costs. As of September 30, 2010, the estimated fair value of this contract was a liability of $33.5 million.

        The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at one of its plant locations. The value of the derivative component of this contract is marked to market through Derivative (gain) loss related to facility expenses. As of September 30, 2010, the estimated fair value of this contract was an asset of $0.2 million.

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

        The following table presents the derivative instruments carried at fair value as of September 30, 2010 and December 31, 2009 (in thousands).

As of September 30, 2010	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$12,468	$(62,242)
Significant unobservable inputs (Level 3)
Commodity contracts	6,784	(10,323)
Embedded derivatives in commodity contracts	237	(33,552)
Embedded derivative in debt contract	—	(28)

Total carrying value in Condensed Consolidated Balance Sheet	$19,489	$(106,145)

As of December 31, 2009	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$9,920	$(63,242)
Significant unobservable inputs (Level 3)
Commodity contracts	14,202	(25,542)
Embedded derivatives in commodity contracts	—	(34,199)
Interest rate contracts	509	—
Embedded derivative in debt contract	—	(190)

Total carrying value in Condensed Consolidated Balance Sheet	$24,631	$(123,173)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value (Continued)

Changes in Level 3 Fair Value Measurements

        The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2010 and 2009 for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands).

	Three Months Ended September 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract
Fair value at beginning of period	$5,348	$(23,636)	$—	$(131)
Total gain or loss (realized and unrealized) included in earnings(1)	(8,952)	(11,977)	—	103
Purchases, sales, issuances and settlements (net)	65	2,298	—	—

Fair value at end of period	$(3,539)	$(33,315)	$—	$(28)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30(1)	$(8,592)	$(11,345)	$—	$103

	Three Months Ended September 30, 2009
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract
Fair value at beginning of period	$12,636	$(2,167)	$—	$(435)
Total gain or loss (realized and unrealized) included in earnings(1)	3,771	(11,729)	2,265	189
Purchases, sales, issuances and settlements (net)	(3,428)	1,591	—	—

Fair value at end of period	$12,979	$(12,305)	$2,265	$(246)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30(1)	$2,446	$(10,137)	$2,265	$189

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value (Continued)

	Nine Months Ended September 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract
Fair value at beginning of period	$(11,340)	$(34,199)	$509	$(190)
Total gain or loss (realized and unrealized) included in earnings(1)	1,319	(6,857)	1,871	162
Purchases, sales, issuances and settlements (net)	6,482	7,741	(2,380)	—

Fair value at end of period	$(3,539)	$(33,315)	$—	$(28)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30(1)	$(2,712)	$(4,703)	$—	$162

	Nine Months Ended September 30, 2009
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract	Trading Securities
Fair value at beginning of period	$72,478	$(22)	$—	$—	$512
Total gain or loss (realized and unrealized) included in earnings(1)	(27,177)	(15,301)	2,265	280	40
Purchases, sales, issuances and settlements (net)	(32,322)	3,018	—	(526)	(552)

Fair value at end of period	$12,979	$(12,305)	$2,265	$(246)	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30(1)	$(32,733)	$(12,283)	$2,265	$280	$—

(1)
Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Derivative (loss) gain related to revenue. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative loss related to purchased product costs and Derivative (gain) loss related to facility expenses. Gains on Embedded Derivative in Debt Contract are recorded in Miscellaneous income, net. Gains and losses on Interest Rate Contracts are recorded in Derivative gain related to interest expense.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Inventories

        Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Natural gas and natural gas liquids	$21,728	$20,939
Spare parts	6,771	8,136

Total inventories	$28,499	$29,075

7. Long-Term Debt

        Debt is summarized below (in thousands):

	September 30, 2010	December 31, 2009
Credit Facility
Revolving credit facility, 5.0% and 5.25% interest at September 30, 2010 and December 31, 2009, respectively, due July 2015	$101,800	$59,300
Senior Notes(1)
Senior Notes, 6.875% interest, net of discount of $6,747 and $8,089, respectively, issued October 2004 and due November 2014(2)	218,253	216,911
Senior Notes, 6.875% interest, net of discount of $27,259 and $29,515, respectively, issued May 2009 and due November 2014(2)(3)	122,769	120,674
Senior Notes, 8.5% interest, net of discount of $672 and $762, respectively, issued July 2006 and due July 2016	274,328	274,238
Senior Notes, 8.75% interest, net of discount of $956 and $1,051, respectively, issued April and May 2008 and due April 2018	499,044	498,949

Total long-term debt	$1,216,194	$1,170,072

(1)
The estimated aggregate fair value of the Senior Notes was approximately $1,208.6 million and $1,152.9 million as of September 30, 2010 and December 31, 2009, respectively, based on quoted market prices.

(2)
On November 2, 2010, the Partnership repurchased 94% of the Senior Notes due November 2014 ("2014 Senior Notes") (see Note 16).

(3)
Includes fair value of written put options of less than $0.1 million (see Note 4).

  Credit Facility

        On July 1, 2010, the Partnership entered into an amended and restated credit agreement that initially provided for a revolving credit facility (the "Credit Facility") of up to $700 million, with an uncommitted accordion feature of up to $200 million. The Credit Facility replaced the Partnership's prior credit agreement in its entirety.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Long-Term Debt (Continued)

        On July 29, 2010, the Partnership executed a joinder agreement to include an additional member in the bank group participating in the Credit Facility and to exercise a portion of the accordion feature under the Credit Facility, thereby increasing the borrowing capacity to $705 million and reducing the uncommitted accordion feature to $195 million.

        The borrowings under the Credit Facility continue to bear interest at a variable interest rate, plus basis points. The variable interest rate is based either on LIBOR ("LIBOR Loans") or the higher of (a) the prime rate set by the Credit Facility's administrative agent, (b) the Federal Funds Rate plus 0.5% and (c) the rate for LIBOR for a one month interest period plus 1% ("Alternate Base Rate Loans"). The basis points correspond to the ratio of the Partnership's Consolidated Funded Debt (as defined in the Credit Facility) to the Partnership's Adjusted Consolidated EBITDA (as defined in the Credit Facility), ranging from 1.5% to 2.5% for Alternate Base Rate Loans and from 2.5% to 3.5% for LIBOR Loans. The Partnership may utilize up to $150 million of the Credit Facility for the issuance of letters of credit and $10 million for shorter term swingline loans.

        The Credit Facility matures on July 1, 2015; however, if the Partnership does not refinance or repay all the 2014 Senior Notes by May 1, 2014, the Credit Facility will mature on May 1, 2014. Subsequent to September 30, 2010, 94% of the 2014 Senior Notes were repurchased (see Note 16). The Credit Facility is guaranteed by all of the Partnership's wholly-owned subsidiaries and is collateralized by substantially all of the Partnership's assets and those of its wholly-owned subsidiaries.

        The Partnership incurred approximately $11.2 million of deferred financing costs associated with the Credit Facility.

        Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Credit Facility is guaranteed and collateralized by substantially all of the Partnership's assets and those of its wholly-owned subsidiaries. As of September 30, 2010, the Partnership had $101.8 million of borrowings outstanding and $21.4 million of letters of credit outstanding under the Credit Facility, leaving approximately $581.8 million available for borrowing.

8. Equity

  Equity Offering

        On April 6, 2010, the Partnership completed a public offering of approximately 4.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters' over-allotment option, at a price of $30.43 per common unit. Net proceeds of approximately $142.3 million were used to repay borrowings under the revolving credit facility and to partially fund the Partnership's ongoing capital expenditure program.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Equity (Continued)

  Distributions of Available Cash

Quarter Ended	Distribution Per Common Unit	Declaration Date	Record Date	Payment Date
September 30, 2010	$0.64	October 27, 2010	November 8, 2010	November 12, 2010
June 30, 2010	$0.64	July 22, 2010	August 2, 2010	August 13, 2010
March 31, 2010	$0.64	April 22, 2010	May 3, 2010	May 14, 2010
December 31, 2009	$0.64	January 26, 2010	February 5, 2010	February 12, 2010

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

        MarkWest Javelina Company, L.L.C. was a party to an action styled Esmerejilda G. Valasquez, et al. v. Occidental Chemical Corp., et al., Case No. A-060352-C, 128th Judicial District, Orange County, Texas, original petition filed July 10, 2006; as refiled from previously dismissed petition captioned Jesus Villarreal v. Koch Refining Co. et al., Cause No. 05-01977-F, 214th Judicial Dist. Ct., County of Nueces, Texas, originally filed April 27, 2005, which set forth claims for wrongful death, personal injury or

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Commitments and Contingencies (Continued)

property damage, and nuisance type claims, allegedly incurred as a result of operations and emissions from MarkWest Javelina's gas processing plant and from various petroleum, petrochemical and metal processing and refining operations located in the area, which were also named as defendants in the action. The action was dismissed on September 23, 2010 without prejudice for want of prosecution by the plaintiff.

        In the ordinary course of business, the Partnership is a party to various other legal and regulatory actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

10. Incentive Compensation Plans

        In April 2010, the Board granted 282,000 performance phantom units ("TUR Performance Units") under the 2008 LTIP to senior executives and other key employees. The TUR Performance Units are classified as equity awards and do not contain distribution equivalent rights. The TUR Performance Units vest in two equal installments on January 31, 2011 and January 31, 2012, subject to the Partnership's relative total unitholder return (unit price appreciation and distribution performance) over the three-year calendar period prior to the scheduled vesting date compared to the total unitholder return of a defined group of peer companies over the same period ("Market Criteria"). The TUR Performance Units will vest in accordance with the Partnership's relative ranking compared to the peer companies. Zero TUR Performance Units will vest if the Partnership's relative ranking is less than the 40th percentile; 50% of the TUR Performance Units will vest if the Partnership's relative ranking is in the 40th to 60th percentile; 75% of the TUR Performance Units will vest if the Partnership's relative ranking is in the 60th to 80th percentile; and 100% of the TUR Performance Units will vest if the Partnership's relative ranking is in the 80th to 100th percentile.

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

Compensation Expense

        Total compensation expense recorded for share-based pay arrangements is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Phantom units	$3,177	$1,583	$11,430	$5,755
Distribution equivalent rights	548	328	1,169	996

Total compensation expense	$3,725	$1,911	$12,599	$6,751

        As of September 30, 2010, total compensation expense not yet recognized related to the unvested awards under the 2008 LTIP was approximately $23.5 million, with a weighted-average remaining vesting period of approximately 1.0 years. Total compensation expense not yet recognized under the 2008 LTIP includes approximately $3.8 million related to the TUR Performance Units. Total compensation expense not yet recognized related to unvested awards under the 2002 LTIP was approximately $0.1 million, with a weighted-average remaining vesting period of approximately 0.3 years. The actual compensation expense recognized for awards under the 2002 LTIP may differ as they qualify as liability awards, which are affected by changes in the fair value.

        As part of a net settlement option in each of the Partnership's share-based compensation plans, employees may elect to surrender a certain number of phantom units upon vesting, and in exchange, the Partnership will assume the income tax withholding obligations related to the vesting. Other than the amounts paid related to the net settlement option, there were no cash settlements and the Partnership received no proceeds for issuing phantom units during the nine months ended September 30, 2010 and 2009.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Incentive Compensation Plans (Continued)

2008 LTIP and 2006 Hydrocarbon Plan

        The following is a summary of phantom unit activity under the 2008 LTIP and 2006 Hydrocarbon Plan, including the TUR Performance Units described above:

	Number of Units	Weighted-average Grant-date Fair Value(4)
Unvested at December 31, 2009(1)	977,241	$22.00
Granted(2)(3)	732,188	27.97
Vested(2)	(363,502)	26.85
Forfeited	(17,330)	20.00

Unvested at September 30, 2010(1)(3)	1,328,597	23.99

(1)
Includes 437,100 performance units granted to senior executives and other key employees that contain performance vesting criteria based on the Partnership's operating results. Compensation expense recognized for performance units expected to vest was zero for the three months ended September 30, 2010 and 2009, respectively, and zero and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)
In January 2010, the Board granted 166,000 unrestricted units to senior executives and other key employees under the 2008 LTIP. The unrestricted units vested immediately and the Partnership recognized approximately $4.8 million of expense related to these units.

(3)
Includes 282,000 TUR Performance Units. Compensation expense recognized related to TUR Performance Units was approximately $1.4 million and $2.4 million for the three and nine months ended September 30, 2010, respectively.

(4)
The calculation of the weighted average grant-date fair value for units granted during the nine months ended September 30, 2010 includes the fair value as of September 30, 2010 for 70,500 TUR Performance Units. A grant date, as defined by GAAP, has not been established for these units.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total grant-date fair value of phantom units granted during the period(1)	$6,381	$47	$20,477	$3,705
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$255	$414	$9,760	$9,478

(1)
The calculation of the grant-date fair value for units granted during the nine months ended September 30, 2010 includes the fair value of $1.8 million as of September 30,

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Incentive Compensation Plans (Continued)

2010 for 70,500 TUR Performance Units. A grant date, as defined by GAAP, has not been established for these units.

2002 LTIP

        The following is a summary of phantom unit activity under the 2002 LTIP:

	Number of Units	Weighted-average Grant-date Fair Value
Unvested at December 31, 2009	69,555	$32.75
Granted	—	—
Vested	(44,942)	32.15
Forfeited	(709)	34.00

Unvested at September 30, 2010	23,904	33.83

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total fair value of phantom units vested during the period and total intrinsic value of phantom units settled during the period	$57	$49	$1,312	$867

11. Income Taxes

        A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate of 35% to the income (loss) before income tax for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Nine months ended September 30, 2010
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$5,303	$83,603	$(4,401)	$84,505

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$1,856	$—	$—	$1,856
Permanent items	6	—	—	6
State income taxes net of federal benefit	190	474	—	664
Provision on income from Class A units(1)	8,251	—	—	8,251
Other	(568)	—	—	(568)

Provision for income tax	$9,735	$474	$—	$10,209

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Income Taxes (Continued)

	Nine months ended September 30, 2009
	Corporation	Partnership	Eliminations	Consolidated
Loss before provision for income tax	$(72,819)	$(32,505)	$(9,800)	$(115,124)

Federal statutory rate	35%	0%	0%

Federal income tax at statutory rate	$(25,486)	$—	$—	$(25,486)
Permanent items	(6)	—	—	(6)
State income taxes net of federal benefit	(1,794)	(216)	—	(2,010)
Provision on income from Class A units(1)	(1,072)	—	—	(1,072)
Excess book deduction related to equity compensation	408	3	—	411

Provision for income tax	$(27,950)	$(213)	$—	$(28,163)

(1)
The Corporation and the General Partner of the Partnership own Class A units of the Partnership that were received in the merger. For further discussion, see Item 1. Business in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009.

12. (Loss) Earnings Per Common Unit

        The following table shows the computation of basic and diluted net (loss) income per common unit for the three and nine months ended September 30, 2010 and 2009, and the weighted-average units used to compute diluted net (loss) income per common unit (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net (loss) income attributable to the Partnership	$(27,151)	$8,280	$54,576	$(88,875)
Less: Income allocable to phantom units	370	374	921	1,146

(Loss) income available for common unitholders	$(27,521)	$7,906	$53,655	$(90,021)

Weighted average common units outstanding—basic	71,438	63,026	69,685	59,168
Effect of dilutive instruments(1)	—	—	146	—

Weighted average common units outstanding—diluted	71,438	63,026	69,831	59,168

Net (loss) income attributable to the Partnership's common unitholders per common unit
Basic	$(0.39)	$0.13	$0.77	$(1.52)
Diluted	$(0.39)	$0.13	$0.77	$(1.52)

(1)
Dilutive instruments include TUR Phantom Units and are based on the number of units, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the contingency period. For the three months ended September 30, 2010, 247 units were excluded from the calculation of diluted units because the impact was anti-dilutive. See Note 10 for further discussion on TUR Phantom Units.

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

        The tables below present information about operating income for the three and nine months ended September 30, 2010 and 2009 and capital expenditures for the nine months ended September 30, 2010 and 2009 for the reported segments (in thousands).

Three Months Ended September 30, 2010 and 2009

Three months ended September 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$159,044	$83,400	$28,606	$21,320	$292,370
Operating expenses:
Purchased product costs	74,835	55,879	5,986	—	136,700
Facility expenses	20,659	5,268	5,668	8,785	40,380

Total operating expenses before items not allocated to segments	95,494	61,147	11,654	8,785	177,080
Portion of operating income attributable to non-controlling interests	1,906	—	6,772	—	8,678

Operating income before items not allocated to segments	$61,644	$22,253	$10,180	$12,535	$106,612

Three months ended September 30, 2009:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$123,792	$55,554	$12,790	$15,797	$207,933
Operating expenses:
Purchased product costs	53,425	34,506	3,155	—	91,086
Facility expenses	17,893	4,832	3,435	3,869	30,029

Total operating expenses before items not allocated to segments	71,318	39,338	6,590	3,869	121,115
Portion of operating income attributable to non-controlling interests	980	—	2,470	—	3,450

Operating income before items not allocated to segments	$51,494	$16,216	$3,730	$11,928	$83,368

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to (loss) income before provision for income tax for the three months ended September 30, 2010 and 2009 (in thousands).

	Three months ended September 30,
	2010	2009
Total segment revenue	$292,370	$207,933
Derivative (loss) gain not allocated to segments	(36,959)	9,758

Total revenue	$255,411	$217,691

Operating income before items not allocated to segments	$106,612	$83,368
Portion of operating income attributable to non-controlling interests	8,678	3,450
Derivative (loss) gain not allocated to segments	(56,391)	595
Compensation expense included in facility expenses not allocated to segments	(404)	(243)
Facility expenses adjustments	2,850	107
Selling, general and administrative expenses	(17,137)	(15,477)
Depreciation	(31,362)	(25,264)
Amortization of intangible assets	(10,193)	(10,193)
Loss on disposal of property, plant and equipment	(1,937)	(633)
Accretion of asset retirement obligations	(70)	(56)

Income from operations	646	35,654
Earnings from unconsolidated affiliates	—	169
Interest income	422	100
Interest expense	(26,433)	(23,440)
Amortization of deferred financing costs and discount (a component of interest expense)	(3,625)	(3,091)
Derivative gain related to interest expense	—	2,265
Miscellaneous income, net	76	825

(Loss) income before provision for income tax	$(28,914)	$12,482

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

Nine Months Ended September 30, 2010 and 2009

Nine months ended September 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$479,051	$276,570	$66,354	$62,958	$884,933
Operating expenses:
Purchased product costs	220,849	179,700	8,570	—	409,119
Facility expenses	60,543	14,555	19,121	23,875	118,094

Total operating expenses before items not allocated to segments	281,392	194,255	27,691	23,875	527,213
Portion of operating income attributable to non-controlling interests	4,962	—	15,617	—	20,579

Operating income before items not allocated to segments	$192,697	$82,315	$23,046	$39,083	$337,141

Capital expenditures	$89,949	$1,918	$275,620	$3,418	$370,905
Capital expenditures not allocated to segments					3,268

Total capital expenditures					$374,173

Nine months ended September 30, 2009:	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	$339,967	$165,765	$29,510	$41,058	$576,300
Operating expenses:
Purchased product costs	150,456	117,540	6,056	—	274,052
Facility expenses	55,703	14,796	10,557	12,303	93,359

Total operating expenses before items not allocated to segments	206,159	132,336	16,613	12,303	367,411
Portion of operating income attributable to non-controlling interests	1,007	—	4,113	—	5,120

Operating income before items not allocated to segments	$132,801	$33,429	$8,784	$28,755	$203,769

Capital expenditures	$197,977	$20,447	$131,315	$36,227	$385,966
Capital expenditures not allocated to segments					2,536

Total capital expenditures					$388,502

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income (loss) before provision for income tax for the nine months ended September 30, 2010 and 2009 (in thousands).

	Nine months ended September 30,
	2010	2009
Total segment revenue	$884,933	$576,300
Derivative gain (loss) not allocated to segments	2,707	(65,173)

Total revenue	$887,640	$511,127

Operating income before items not allocated to segments	$337,141	$203,769
Portion of operating income attributable to non-controlling interests	20,579	5,120
Derivative loss not allocated to segments	(21,850)	(105,249)
Compensation expense included in facility expenses not allocated to segments	(1,412)	(801)
Facility expenses adjustments	6,240	215
Selling, general and administrative expenses	(55,064)	(46,265)
Depreciation	(89,367)	(69,621)
Amortization of intangible assets	(30,579)	(30,638)
Loss on disposal of property, plant and equipment	(2,116)	(1,432)
Accretion of asset retirement obligations	(282)	(147)
Impairment of long-lived assets	—	(5,855)

Income (loss) from operations	163,290	(50,904)
Earnings from unconsolidated affiliates	1,517	1,260
Interest income	1,185	201
Interest expense	(75,970)	(63,964)
Amortization of deferred financing costs and discount (a component of interest expense)	(8,517)	(6,528)
Derivative gain related to interest expense	1,871	2,265
Miscellaneous income, net	1,129	2,546

Income (loss) before provision for income tax	$84,505	$(115,124)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Segment Information (Continued)

        The tables below present information about segment assets as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Southwest	$1,657,548	$1,637,749
Northeast	236,558	249,804
Liberty	669,766	373,127
Gulf Coast	589,169	587,830

Total segment assets	3,153,041	2,848,510
Assets not allocated to segments:
Certain cash and cash equivalents	59,884	73,184
Fair value of derivatives	19,489	24,631
Investment in unconsolidated affiliate	28,642	29,633
Other(1)	33,262	38,779

Total assets	$3,294,318	$3,014,737

(1)
As of September 30, 2010, includes corporate fixed assets, deferred financing costs, receivables and other corporate assets not allocated to segments. As of December 31, 2009, includes corporate fixed assets, deferred financing costs, income tax receivable and other corporate assets not allocated to segments.

14. Supplemental Condensed Consolidating Financial Information

        MarkWest Energy Partners has no significant operations independent of its subsidiaries. As of September 30, 2010, the Partnership's obligations under the outstanding Senior Notes (see Note 7) were fully and unconditionally guaranteed, jointly and severally, by all of its wholly-owned subsidiaries. MarkWest Liberty Midstream and MarkWest Pioneer, together with certain of the Partnership's other subsidiaries that do not guarantee the outstanding Senior Notes, have significant assets and operations in aggregate. For the purpose of the following financial information, the Partnership's investments in its subsidiaries and the guarantor subsidiaries' investments in their subsidiaries are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities. The operations, cash flows and financial position of the co-issuer of the Senior Notes, MarkWest Energy Finance Corporation, are minor and therefore have been included with the Parent's financial information. Condensed consolidating financial information for MarkWest Energy Partners and its combined guarantor and combined non-guarantor subsidiaries as of September 30,

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$62,268	$36,227	$—	$98,495
Receivables and other current assets	1,159	182,111	42,464	(18)	225,716
Intercompany receivables	1,512,364	761	9,689	(1,522,814)	—
Fair value of derivative instruments	—	12,427	—	—	12,427

Total current assets	1,513,523	257,567	88,380	(1,522,832)	336,638
Total property, plant and equipment, net	3,723	1,517,832	746,308	(10,181)	2,257,682
Other long-term assets:
Investment in unconsolidated affiliate	—	28,642	—	—	28,642
Investment in consolidated affiliates	685,782	326,978	—	(1,012,760)	—
Intangibles, net of accumulated amortization	—	623,245	587	—	623,832
Fair value of derivative instruments	—	7,062	—	—	7,062
Intercompany notes receivable	211,610	—	—	(211,610)	—
Other long-term assets	27,037	13,138	287	—	40,462

Total assets	$2,441,675	$2,774,464	$835,562	$(2,757,383)	$3,294,318

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$683	$1,522,053	$78	$(1,522,814)	$—
Fair value of derivative instruments	—	52,084	—	—	52,084
Other current liabilities	42,230	136,607	62,411	(18)	241,230

Total current liabilities	42,913	1,710,744	62,489	(1,522,832)	293,314
Deferred income taxes	1,902	9,094	—	—	10,996
Intercompany notes payable	—	211,610	—	(211,610)	—
Fair value of derivative instruments	—	54,033	—	—	54,033
Long-term debt, net of discounts	1,216,194	—	—	—	1,216,194
Other long-term liabilities	3,387	103,201	409	—	106,997
Equity:
MarkWest Energy Partners, L.P. partners' capital	1,177,279	685,782	772,664	(1,468,627)	1,167,098
Non-controlling interest in consolidated subsidiaries	—	—	—	445,686	445,686

Total equity	1,177,279	685,782	772,664	(1,022,941)	1,612,784

Total liabilities and equity	$2,441,675	$2,774,464	$835,562	$(2,757,383)	$3,294,318

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$222,004	$33,407	$—	$255,411
Operating expenses:
Purchased product costs	—	150,689	6,007	—	156,696
Facility expenses	—	30,931	6,602	(163)	37,370
Selling, general and administrative expenses	12,203	4,842	1,354	(1,262)	17,137
Depreciation and amortization	147	34,400	7,117	(109)	41,555
Other operating expenses	730	1,269	8	—	2,007

Total operating expenses	13,080	222,131	21,088	(1,534)	254,765

(Loss) income from operations	(13,080)	(127)	12,319	1,534	646
Earnings from consolidated affiliates	9,249	4,256	—	(13,505)	—
Other (expense) income, net	(21,539)	(5,097)	412	(3,336)	(29,560)

(Loss) income before provision for income tax	(25,370)	(968)	12,731	(15,307)	(28,914)
Provision for income tax benefit	(21)	(10,217)	—	—	(10,238)

Net (loss) income	(25,349)	9,249	12,731	(15,307)	(18,676)
Net income attributable to non-controlling interest	—	—	—	(8,475)	(8,475)

Net (loss) income attributable to the Partnership	$(25,349)	$9,249	$12,731	$(23,782)	$(27,151)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Three Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$202,183	$15,508	$—	$217,691
Operating expenses:
Purchased product costs	—	95,726	3,176	—	98,902
Facility expenses	—	27,570	4,049	(107)	31,512
Selling, general and administrative expenses	10,732	5,102	700	(1,057)	15,477
Depreciation and amortization	137	31,579	3,793	(52)	35,457
Other operating expenses	—	687	2	—	689

Total operating expenses	10,869	160,664	11,720	(1,216)	182,037

(Loss) income from operations	(10,869)	41,519	3,788	1,216	35,654
Earnings from consolidated affiliates	39,900	877	—	(40,777)	—
Other (expense) income, net	(20,186)	(2,049)	713	(1,650)	(23,172)

Income before provision for income tax	8,845	40,347	4,501	(41,211)	12,482
Provision for income tax expense	131	447	—	—	578

Net income	8,714	39,900	4,501	(41,211)	11,904
Net income attributable to non-controlling interest	—	—	—	(3,624)	(3,624)

Net income attributable to the Partnership	$8,714	$39,900	$4,501	$(44,835)	$8,280

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$807,585	$80,055	$—	$887,640
Operating expenses:
Purchased product costs	—	425,469	8,643	—	434,112
Facility expenses	—	91,074	22,245	(489)	112,830
Selling, general and administrative expenses	35,243	19,370	4,141	(3,690)	55,064
Depreciation and amortization	438	101,034	18,739	(265)	119,946
Other operating expenses	730	1,364	304	—	2,398

Total operating expenses	36,411	638,311	54,072	(4,444)	724,350

(Loss) income from operations	(36,411)	169,274	25,983	4,444	163,290
Earnings from consolidated affiliates	156,634	7,521	—	(164,155)	—
Other (expense) income, net	(60,675)	(10,427)	1,258	(8,941)	(78,785)

Income before provision for income tax	59,548	166,368	27,241	(168,652)	84,505
Provision for income tax expense	475	9,734	—	—	10,209

Net income	59,073	156,634	27,241	(168,652)	74,296
Net income attributable to non-controlling interest	—	—	—	(19,720)	(19,720)

Net income attributable to the Partnership	$59,073	$156,634	$27,241	$(188,372)	$54,576

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$482,222	$28,905	$—	$511,127
Operating expenses:
Purchased product costs	—	307,901	6,105	—	314,006
Facility expenses	—	83,783	10,499	(215)	94,067
Selling, general and administrative expenses	33,861	13,076	1,697	(2,369)	46,265
Depreciation and amortization	423	93,432	6,498	(94)	100,259
Other operating expenses	—	1,576	3	—	1,579
Impairment of long-lived assets	—	—	5,855	—	5,855

Total operating expenses	34,284	499,768	30,657	(2,678)	562,031

Loss from operations	(34,284)	(17,546)	(1,752)	2,678	(50,904)
(Loss) earnings from consolidated affiliates	(313)	186	—	127	—
Other (expense) income, net	(49,976)	(10,904)	3,852	(7,192)	(64,220)

(Loss) income before provision for income tax	(84,573)	(28,264)	2,100	(4,387)	(115,124)
Provision for income tax benefit	(212)	(27,951)	—	—	(28,163)

Net (loss) income	(84,361)	(313)	2,100	(4,387)	(86,961)
Net income attributable to non-controlling interest	—	—	—	(1,914)	(1,914)

Net (loss) income attributable to the Partnership	$(84,361)	$(313)	$2,100	$(6,301)	$(88,875)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(63,740)	$230,279	$35,460	$(4,761)	$197,238
Cash flows from investing activities:
Capital expenditures	(569)	(97,039)	(281,326)	4,761	(374,173)
Equity investments	(32,442)	(130,074)	—	162,516	—
Distributions from consolidated affiliates	33,237	14,512	—	(47,749)	—
Payments for intercompany notes, net	(1,550)	—	—	1,550	—
Proceeds from disposal of property, plant and equipment	—	524	—	—	524

Net cash flows used in investing activities	(1,324)	(212,077)	(281,326)	121,078	(373,649)

Cash flows from financing activities:
Proceeds from revolving credit facility	421,304	—	—	—	421,304
Payments of revolving credit facility	(378,804)	—	—	—	(378,804)
Proceeds from intercompany notes, net	—	1,550	—	(1,550)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(11,230)	—	—	—	(11,230)
Contributions from parent, net	—	32,442	—	(32,442)	—
Contributions to joint ventures, net	—	—	278,131	(130,074)	148,057
Payments of SMR liability	—	(912)	—	—	(912)
Proceeds from public offering, net	142,255	—	—	—	142,255
Share-based payment activity	(3,834)	97	—	—	(3,737)
Payment of distributions	(134,949)	(33,237)	(19,342)	47,749	(139,779)
Intercompany advances, net	30,322	(30,322)	—	—	—

Net cash flows provided by (used in) financing activities	65,064	(30,382)	258,789	(116,317)	177,154

Net (decrease) increase in cash	—	(12,180)	12,923	—	743
Cash and cash equivalents at beginning of year	—	74,448	23,304	—	97,752

Cash and cash equivalents at end of period	$—	$62,268	$36,227	$—	$98,495

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Supplemental Condensed Consolidating Financial Information (Continued)

	Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(61,492)	$210,814	$3,151	$(4,608)	$147,865
Cash flows from investing activities:
Capital expenditures	(738)	(164,282)	(228,090)	4,608	(388,502)
Equity investments	(39,038)	(129,871)	—	162,474	(6,435)
Proceeds from disposal of property, plant and equipment	—	275	—	—	275
Change in restricted cash	—	—	(10,025)	—	(10,025)
Distributions from consolidated affiliates	10,803	31,152	—	(41,955)	—
Collection of intercompany notes, net	7,790	—	—	(7,790)	—
Proceeds from sale of equity interest in consolidated subsidiary	—	62,500	—	(62,500)	—

Net cash flows used in investing activities	(21,183)	(200,226)	(238,115)	54,837	(404,687)

Cash flows from financing activities:
Proceeds from revolving credit facility	568,000	—	—	—	568,000
Payments of revolving credit facility	(700,900)	—	—	—	(700,900)
Proceeds from long-term debt	117,000	—	—	—	117,000
Payments of intercompany notes, net	—	(7,790)	—	7,790	—
Payments for debt issuance costs, deferred financing costs and registration costs	(7,881)	(500)	—	—	(8,381)
Proceeds from SMR transaction	—	73,129	—	—	73,129
Proceeds from public offerings, net	178,632	—	—	—	178,632
Contributions from parent, net	—	39,038	—	(39,038)	—
Contributions to joint ventures, net	(5,464)	—	273,436	(123,436)	144,536
Proceeds from sale of equity interest in joint venture, net	(1,847)	—	—	62,500	60,653
Share-based payment activity	(1,257)	—	—	—	(1,257)
Payment of distributions	(112,525)	(10,803)	(31,232)	41,955	(112,605)
Intercompany advances, net	48,917	(48,917)	—	—	—

Net cash flows provided by financing activities	82,675	44,157	242,204	(50,229)	318,807

Net increase in cash	—	54,745	7,240	—	61,985
Cash and cash equivalents at beginning of year	—	—	3,321	—	3,321

Cash and cash equivalents at end of period	$—	$54,745	$10,561	$—	$65,306

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Supplemental Cash Flow Information

        The following table provides information regarding supplemental cash flow information (in thousands).

	Nine months ended September 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$64,448	$51,514
Cash paid for income taxes, net of refunds	8,760	4,529
Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$53,381	$24,322
Interest capitalized on construction in progress	2,719	9,262
Property, plant and equipment asset retirement obligation	749	821
Issuance of common units for vesting of share-based payment awards	7,238	9,088

16. Subsequent Events

  Senior Notes

        On November 2, 2010, the Partnership and its subsidiary MarkWest Energy Finance Corporation completed a public offering of $500 million in aggregate principal amount of 6.75% senior unsecured notes due 2020 (the "2020 Senior Notes"). The Partnership received proceeds of approximately $491 million, net of expenses. Under the indenture governing the 2020 Senior Notes, the Partnership is subject to a number of restrictions and covenants, which are substantially the same as the restrictions and covenants governing the Partnership's other Senior Notes.

        The Partnership used a portion of the net proceeds from the 2020 Senior Notes offering to repurchase 94% of the outstanding $225 million aggregate principal amount of its 6.875% Senior Notes due 2014 and $150 million aggregate principal amount of its 6.875% Senior Notes due 2014. The remaining proceeds will be used to repurchase the remaining outstanding 2014 Senior Notes, to repay all borrowings outstanding under the Partnership's Credit Facility, and to provide working capital for general partnership purposes.

        The Partnership will record a pre-tax loss on redemption of debt of approximately $46 million in the fourth quarter of 2010, which consists of approximately $37 million for the non-cash write-off of the unamortized discount and deferred finance costs associated with the 2014 Senior Notes and approximately $9 million for the payment of the related call and tender premiums.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Management's Discussion and Analysis ("MD&A") contains statements that are forward-looking and should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this report and our December 31, 2009 Annual Report on Form 10-K. Statements that are not historical facts are forward-looking statements. We use words such as "could," "may," "predict," "should," "expect," "hope," "continue," "potential," "plan," "intend," "anticipate," "project," "believe," "estimate," and similar expressions to identify forward-looking statements. These statements are based on current expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors. We do not update publicly any forward-looking statement with new information or future events. Undue reliance should not be placed on forward-looking statements as many of these factors are beyond our ability to control or predict.

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

  Significant Financial and Other Highlights

        Significant financial and other highlights for the three months ended September 30, 2010 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

  •
  Total segment operating income before items not allocated to segments increased approximately $23.2 million, or 28%, for the three months ended September 30, 2010 compared to the same period in 2009 (see Results of Operations for a reconciliation of segment operating income before items not allocated to segments to our consolidated (loss) income before provision for income tax). The increase is due primarily to higher commodity prices in 2010, expanding operations in our Liberty segment, increased volumes from the Granite Wash formation and increased volumes from a large producer in the Woodford system.

  •
  In July 2010, we entered into the Credit Facility, which currently provides a committed borrowing capacity of up to $705 million, with an uncommitted accordion feature of up to $195 million. Additionally, as a result of adding a new member to the bank group, all of our financial derivative positions are currently with participating bank group members and we are not subject to any margin requirements.

  •
  During the three months ended September 30, 2010, we received $27.5 million of contributions to MarkWest Liberty Midstream from M&R.

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

        The following is a reconciliation to income (loss) from operations, the most comparable GAAP financial measure of this non-GAAP financial measure (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$292,370	$207,933	$884,933	$576,300
Purchased product costs	136,700	91,086	409,119	274,052

Net operating margin	155,670	116,847	475,814	302,248
Facility expenses	37,934	30,165	113,266	93,945
Derivative loss (gain)	56,391	(595)	21,850	105,249
Selling, general and administrative expenses	17,137	15,477	55,064	46,265
Depreciation	31,362	25,264	89,367	69,621
Amortization of intangible assets	10,193	10,193	30,579	30,638
Loss on disposal of property, plant and equipment	1,937	633	2,116	1,432
Accretion of asset retirement obligations	70	56	282	147
Impairment of long-lived assets	—	—	—	5,855

Income (loss) from operations	$646	$35,654	$163,290	$(50,904)

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

        The following table is prepared as if we did not have an active commodity risk management program in place. For further discussion of how we have reduced the downside volatility to the portion of our net operating margin that is not fee-based, see Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements. For the nine months ended September 30, 2010, we calculated the following approximate percentages of our revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds(1)	Percent-of-Index(2)	Keep-Whole(3)	Total
Revenue	20%	39%	4%	37%	100%
Net operating margin(4)	39%	31%	0%	30%	100%

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

  Southwest

  •
  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, a natural gas processing facility and an NGL pipeline. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit, Travis Peak and Haynesville formations. For natural gas that is processed in this area, we purchase the NGLs from the producers primarily under percent-of-proceeds arrangements, or we transport volumes for a fee.

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

  Northeast

  •
  Appalachia.  We are the largest processor of natural gas in the Appalachian Basin, with fully integrated processing, fractionation, storage and marketing operations. The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. Our Appalachian assets include the Kenova, Boldman, Cobb and Kermit natural gas processing plants, an NGL pipeline, the Siloam NGL fractionation plant and two caverns for storing propane. The Appalachia operations include fractionation and marketing services on behalf of the Liberty segment.

  •
  Michigan.  We own and operate a FERC-regulated crude oil pipeline in Michigan that provides transportation services for three shippers.

  Liberty

  •
  Marcellus Shale.  We operate natural gas gathering systems and processing facilities located primarily in western Pennsylvania and northern West Virginia through MarkWest Liberty Midstream. We have 155 MMcf/d of cryogenic processing capacity at our Houston, Pennsylvania processing complex and plan to complete the installation of a 200 MMcf/d cryogenic plant in the first half of 2011. We also plan to complete a 60,000 Bbl/d fractionation facility at our Houston complex in 2011. We commenced operation of a 120 MMcf/d cryogenic plant at our Majorsville site in the third quarter of 2010 and expect to increase the cryogenic processing capacity at our Majorsville site to approximately 270 MMcf/d by the third quarter of 2011. We expect the total planned processing capacity to be supported by long-term agreements with our producer customers. Until we have completed construction of our Houston fractionation facility substantially all of the raw NGLs produced at our Liberty facilities are fractionated at the Siloam NGL fractionation plant in our Northeast segment, although certain volumes of propane and raw NGLs produced at the Liberty facilities are sold without fractionation at Siloam. We have completed construction of an interconnect with a key interstate NGL pipeline providing an additional market outlet for the propane. In addition, we are developing a market outlet for the ethane produced in the Marcellus Shale through a combined pipeline and marine project ("Mariner Project") to deliver purity ethane to Gulf Coast markets. The Mariner Project is a joint project with Sunoco Logistics that is anticipated to have initial capacity to transport up to 50,000 Bbl/d of ethane by mid-2012 and may be expanded to support additional Marcellus production.

    MarkWest Liberty Midstream and NiSource Gas Transmission & Storage ("NGT&S") intend to jointly develop natural gas gathering, processing, and transmission projects to support increased Marcellus production volumes in the northern West Virginia area of the Appalachian Basin. It is anticipated that the joint project would initially include existing and new pipelines that deliver gas to NGT&S' Smithfield, West Virginia compressor station where MarkWest Liberty Midstream would install a 120 MMcf/d cryogenic processing facility. MarkWest Liberty Midstream would complement these processing facilities with fractionation services provided at its Houston, Pennsylvania NGL fractionation, storage, and marketing complex to take advantage of the premium regional markets and to maximize the value of the producers' gas.

  Gulf Coast

  •
  Javelina.  We own and operate the Javelina processing facility, a natural gas processing facility in Corpus Christi, Texas that treats and processes off-gas from six local refineries operated by three different refinery customers. We have a hydrogen supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for all of the hydrogen processed by the steam methane reformer ("SMR") that is operated by a third party. The hydrogen received under this agreement will be sold to a refinery customer pursuant to a corresponding long-term agreement.

        The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the nine months ended September 30, 2010:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Revenue	54%	31%	8%	7%	100%
Net operating margin	54%	21%	12%	13%	100%

  Equity Investment in Unconsolidated Affiliate

        We own a 40% non-operating membership interest in Centrahoma Processing LLC ("Centrahoma"), a joint venture with Antero Midstream Resources Corporation that is accounted for using the equity method. Centrahoma owns certain processing plants in the Arkoma Basin. We have signed long-term agreements to dedicate our processing rights in certain acreage in the Woodford Shale to Centrahoma. The financial results for Centrahoma are included in Earnings from unconsolidated affiliates and are not included in our segment results.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

        Items below Income (loss) from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present information about operating income for the reported segments for the three months ended September 30, 2010 and 2009.

 Southwest

	Three months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$159,044	$123,792	$35,252	28%
Operating expenses:
Purchased product costs	74,835	53,425	21,410	40%
Facility expenses	20,659	17,893	2,766	15%

Total operating expenses before items not allocated to segments	95,494	71,318	24,176	34%
Portion of operating income attributable to non-controlling interests	1,906	980	926	94%

Operating income before items not allocated to segments	$61,644	$51,494	$10,150	20%

        Revenue.    Revenue increased primarily due to higher commodity prices. Revenue from NGL, natural gas and condensate sales increased approximately $28.3 million across the segment. An increase in volumes from a large producer in our Woodford Shale operations also contributed to the increase in product sales. Gathering and compression fee revenue also increased $5.5 million due to the start of the Arkoma Connector Pipeline in mid-July 2009 and higher gathered volumes in the Woodford Shale and Stiles Ranch. The increase in revenue was partially offset by a decrease in gathered volumes in the Foss Lake, East Texas and the Other Southwest areas. The decline in gathered volumes in these conventional natural gas formations is expected to continue until natural gas prices improve.

        Purchased Product Costs.    Purchased product costs increased primarily due to higher overall commodity prices and increased volumes in the Woodford Shale and Stiles Ranch, which was partially offset by a decrease in gathered volumes in East Texas and the Other Southwest areas.

        Facility Expenses.    Facility expenses increased primarily due to higher operating expenses in Southeast Oklahoma resulting from the start of the Arkoma Connector Pipeline in mid-July 2009 and increased volumes. The increase was partially offset by a reduction in repairs and maintenance expense related to environmental costs in 2009 in East Texas that did not recur in 2010.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents our partners' share in net operating income of MarkWest Pioneer and Wirth Gathering Partnership. The increase resulted from the growth in the Arkoma Connector Pipeline operations.

Northeast

	Three months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$83,400	$55,554	$27,846	50%
Operating expenses:
Purchased product costs	55,879	34,506	21,373	62%
Facility expenses	5,268	4,832	436	9%

Total operating expenses before items not allocated to segments	61,147	39,338	21,809	55%

Operating income before items not allocated to segments	$22,253	$16,216	$6,037	37%

        Revenue.    Revenue increased primarily due to higher commodity prices realized on NGL sales, as well as an increase in volumes from a significant customer under a percent-of-proceeds arrangement. The increase in revenue was partially offset by a decrease in volumes processed under keep-whole arrangements primarily due to the temporary closure of a significant transmission pipeline. The pipeline closure's overall impact on future volumes is uncertain.

        Purchased Product Costs.    Purchased product costs increased due to higher prices and higher volumes for the natural gas that is purchased to satisfy the keep-whole arrangements.

        Facility Expenses.    Facility expenses increased primarily due to higher repairs and maintenance expense.

Liberty

	Three months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$28,606	$12,790	$15,816	124%
Operating expenses:
Purchased product costs	5,986	3,155	2,831	90%
Facility expenses	5,668	3,435	2,233	65%

Total operating expenses before items not allocated to segments	11,654	6,590	5,064	77%
Portion of operating income attributable to non-controlling interests	6,772	2,470	4,302	174%

Operating income before items not allocated to segments	$10,180	$3,730	$6,450	173%

        Revenue.    Revenue increased due to ongoing expansion of the Liberty operations and higher NGL prices. Revenue increased approximately $8.3 million related to gathering and compression fees and approximately $7.6 million related to NGL sales.

        Purchased Product Costs.    Purchased product costs increased primarily due to the purchase of product from certain producers. On June 30 and during the third quarter of 2010, the Liberty segment agreed to purchase certain NGLs from the producers' inventory at the end of each month, whereas prior to this agreement the Liberty segment did not purchase any NGLs and acted solely as the producers' agent providing processing, storage and marketing services. In 2009, purchased product costs related to an interim plant that ceased operations in January 2010.

        Facility Expenses.    Facility expenses increased primarily due to the ongoing expansion of the Liberty operations.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents M&R's 40% interest in net operating income of MarkWest Liberty Midstream. The increase is the result of the ongoing expansion of the Liberty operations.

Gulf Coast

	Three months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$21,320	$15,797	$5,523	35%
Operating expenses:
Facility expenses	8,785	3,869	4,916	127%

Total operating expenses before items not allocated to segments	8,785	3,869	4,916	127%

Operating income before items not allocated to segments	$12,535	$11,928	$607	5%

        Revenue.    Revenue increased primarily due to $5.0 million related to the SMR and higher commodity prices. The revenue increases were partially offset by lower volumes due to power outages in July caused by Hurricane Alex.

        Facility Expenses.    Facility expenses increased primarily due to $4.6 million of SMR operating expenses, as well as increased repairs and maintenance expense.

Reconciliation of Segment Operating Income to Consolidated (Loss) Income Before Provision for Income Tax

        The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated (loss) income before provision for income tax for the three months ended September 30, 2010 and 2009. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Total segment revenue	$292,370	$207,933	$84,437	41%
Derivative (loss) gain not allocated to segments	(36,959)	9,758	(46,717)	(479)%

Total revenue	$255,411	$217,691	$37,720	17%

Operating income before items not allocated to segments	$106,612	$83,368	$23,244	28%
Portion of operating income attributable to non-controlling interests	8,678	3,450	5,228	152%
Derivative (loss) gain not allocated to segments	(56,391)	595	(56,986)	(9,577)%
Compensation expense included in facility expenses not allocated to segments	(404)	(243)	(161)	66%
Facility expenses adjustments	2,850	107	2,743	2,564%
Selling, general and administrative expenses	(17,137)	(15,477)	(1,660)	11%
Depreciation	(31,362)	(25,264)	(6,098)	24%
Amortization of intangible assets	(10,193)	(10,193)	—	0%
Loss on disposal of property, plant and equipment	(1,937)	(633)	(1,304)	206%
Accretion of asset retirement obligations	(70)	(56)	(14)	25%

Income from operations	646	35,654	(35,008)	(98)%
Earnings from unconsolidated affiliates	—	169	(169)	(100)%
Interest income	422	100	322	322%
Interest expense	(26,433)	(23,440)	(2,993)	13%
Amortization of deferred financing costs and discount (a component of interest expense)	(3,625)	(3,091)	(534)	17%
Derivative gain related to interest expense	—	2,265	(2,265)	(100)%
Miscellaneous income, net	76	825	(749)	(91)%

(Loss) income before provision for income tax	$(28,914)	$12,482	$(41,396)	(332)%

        Derivative (Loss) Gain Not Allocated to Segments.    Unrealized loss from the mark-to-market of our derivative instruments was $50.7 million for the three months ended September 30, 2010 compared to unrealized gain of $6.6 million for the same period in 2009. Realized loss from the settlement of our derivative instruments was $5.7 million for the three months ended September 30, 2010 compared to realized loss of $6.0 million for the same period in 2009. The total change of $57.0 million is primarily due to volatility in commodity prices.

        Facility Expenses Adjustments.    Facility expenses adjustments consist of the reallocation of the MarkWest Pioneer field services fee and the reallocation of the interest expense related to the SMR which is included in facility expenses for the purposes of evaluating the performance of the Gulf Coast segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased primarily due to increases in headcount and share-based compensation expenses. These increases were partially offset by a decrease in office-related expenses and professional services.

        Depreciation.    Depreciation increased due to depreciation on additional projects completed at the end of 2009 through the third quarter of 2010.

        Interest Expense.    Interest expense increased primarily due to interest expense related to the SMR.

        Amortization of deferred financing costs and discount.    Amortization of deferred financing costs and discount increased primarily due to the amortization of the financing costs incurred in July 2010 associated with the Credit Facility.

        Provision for Income Tax.    The total provision for income tax benefit was $10.2 million, which includes a deferred benefit of $13.8 million related primarily to MarkWest Hydrocarbon's ownership of Class A units and the net unrealized derivative loss during the period. The current provision for income tax expense was $3.5 million. Approximately $3.2 million is attributable to MarkWest Hydrocarbon and the remaining $0.3 million is related to taxes payable by the Partnership associated with the Texas Margin Tax and Michigan Business Taxes.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

        Items below Income (loss) from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present information about operating income for the reported segments for the nine months ended September 30, 2010 and 2009.

Southwest

	Nine months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$479,051	$339,967	$139,084	41%
Operating expenses:
Purchased product costs	220,849	150,456	70,393	47%
Facility expenses	60,543	55,703	4,840	9%

Total operating expenses before items not allocated to segments	281,392	206,159	75,233	36%
Portion of operating income attributable to non-controlling interests	4,962	1,007	3,955	393%

Operating income before items not allocated to segments	$192,697	$132,801	$59,896	45%

        Revenue.    Revenue increased primarily due to higher NGL prices. Revenue from NGL and condensate sales increased approximately $121.4 million across the segment, partially offset by a $2.7 million decrease in revenue from natural gas sales. An increase in volumes from a large producer in our Woodford Shale operations also contributed to the increase in product sales. Gathering and compression fee revenue also increased $17.6 million due to the growth in the Arkoma Connector Pipeline operations which began in mid-July 2009 and higher volumes in the Woodford Shale and Stiles Ranch. The increase in revenue was partially offset by a decrease in gathered volumes in the Foss Lake, East Texas and Other Southwest areas and a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas. The decline in gathered volumes in these conventional natural gas formations is expected to continue until natural gas prices improve.

        Purchased Product Costs.    Purchased product costs increased primarily due to higher commodity prices and increased volumes in certain areas, which was partially offset by a decrease in gathered volumes in East Texas and the Other Southwest areas and a change from a gas purchase contract to a gas gathering contract with a significant producer in the Other Southwest areas.

        Facility Expenses.    Facility expenses increased primarily due to higher operating expenses in Southeast Oklahoma resulting from the start of the Arkoma Connector Pipeline in mid-July 2009 and the increased volumes.The increase was partially offset by a reduction in repairs and maintenance expense related to environmental costs in 2009 in East Texas that did not recur in 2010.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents our partners' share in net operating income of MarkWest Pioneer and Wirth Gathering Partnership. The increase resulted from the Arkoma Connector Pipeline being placed in service in mid-July 2009.

Northeast

	Nine months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$276,570	$165,765	$110,805	67%
Operating expenses:
Purchased product costs	179,700	117,540	62,160	53%
Facility expenses	14,555	14,796	(241)	(2)%

Total operating expenses before items not allocated to segments	194,255	132,336	61,919	47%

Operating income before items not allocated to segments	$82,315	$33,429	$48,886	146%

        Revenue.    Revenue increased primarily due to higher commodity prices realized on NGL sales, as well as an increase in volumes from a significant customer under a percent-of-proceeds arrangement.

        Purchased Product Costs.    Purchased product costs increased due to higher prices for the natural gas that is purchased to satisfy the keep-whole arrangements, as well as the increase in volumes.

Liberty

	Nine months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$66,354	$29,510	$36,844	125%
Operating expenses:
Purchased product costs	8,570	6,056	2,514	42%
Facility expenses	19,121	10,557	8,564	81%

Total operating expenses before items not allocated to segments	27,691	16,613	11,078	67%
Portion of operating income attributable to non-controlling interests	15,617	4,113	11,504	280%

Operating income before items not allocated to segments	$23,046	$8,784	$14,262	162%

        Revenue.    Revenue increased due to ongoing expansion of the Liberty operations and higher NGL prices. Revenue increased approximately $23.9 million related to gathering fees and approximately $15.6 million related to NGL product sales.

        Purchased Product Costs.    Purchased product costs increased primarily due to the purchase of product from certain producers. On June 30 and during the third quarter of 2010, the Liberty segment agreed to purchase certain NGLs from the producers' inventory at the end of each month, whereas prior to this agreement the Liberty segment did not purchase any NGLs and acted solely as the producers' agent providing processing, storage and marketing services. In 2009, purchased product costs related to an interim plant that ceased operations in January 2010.

        Facility Expenses.    Facility expenses increased primarily due to the ongoing expansion of the Liberty operations. The increase in facility expenses was partially offset by a decrease in compressor rental expense as we have purchased certain compressors that had been leased.

        Portion of Operating Income Attributable to Non-controlling Interests.    Portion of operating income attributable to non-controlling interests represents M&R's 40% interest in net operating income of MarkWest Liberty Midstream. The increase is the result of the formation of the joint venture on February 27, 2009 and the ongoing expansion of the Liberty operations.

Gulf Coast

	Nine months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Revenue	$62,958	$41,058	$21,900	53%
Operating expenses:
Facility expenses	23,875	12,303	11,572	94%

Total operating expenses before items not allocated to segments	23,875	12,303	11,572	94%

Operating income before items not allocated to segments	$39,083	$28,755	$10,328	36%

        Revenue.    Revenue increased primarily due to $10.8 million related to the SMR and higher commodity prices.

        Facility Expenses.    Facility expenses increased primarily due to $10.2 million of SMR operating expenses and increased utilities and chemicals expense. The increases were partially offset by a decrease related to the plant turnaround completed in 2009 that did not recur in 2010.

Reconciliation of Segment Operating Income to Consolidated Income (Loss) Before Provision for Income Tax

        The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax for the nine months ended September 30, 2010 and 2009. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Nine months ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Total segment revenue	$884,933	$576,300	$308,633	54%
Derivative gain (loss) not allocated to segments	2,707	(65,173)	67,880	(104)%

Total revenue	$887,640	$511,127	$376,513	74%

Operating income before items not allocated to segments	$337,141	$203,769	$133,372	65%
Portion of operating income attributable to non-controlling interests	20,579	5,120	15,459	302%
Derivative loss not allocated to segments	(21,850)	(105,249)	83,399	(79)%
Compensation expense included in facility expenses not allocated to segments	(1,412)	(801)	(611)	76%
Facility expenses adjustments	6,240	215	6,025	2,802%
Selling, general and administrative expenses	(55,064)	(46,265)	(8,799)	19%
Depreciation	(89,367)	(69,621)	(19,746)	28%
Amortization of intangible assets	(30,579)	(30,638)	59	(0)%
Loss on disposal of property, plant and equipment	(2,116)	(1,432)	(684)	48%
Accretion of asset retirement obligations	(282)	(147)	(135)	92%
Impairment of long-lived assets	—	(5,855)	5,855	(100)%

Income (loss) from operations	163,290	(50,904)	214,194	(421)%
Earnings from unconsolidated affiliates	1,517	1,260	257	20%
Interest income	1,185	201	984	490%
Interest expense	(75,970)	(63,964)	(12,006)	19%
Amortization of deferred financing costs and discount (a component of interest expense)	(8,517)	(6,528)	(1,989)	30%
Derivative gain related to interest expense	1,871	2,265	(394)	(17)%
Miscellaneous income, net	1,129	2,546	(1,417)	(56)%

Income (loss) before provision for income tax	$84,505	$(115,124)	$199,629	(173)%

        Derivative Loss Not Allocated to Segments.    Unrealized gain from the mark-to-market of our derivative instruments was $13.8 million for the nine months ended September 30, 2010 compared to unrealized loss of $148.4 million for the same period in 2009. Realized loss from the settlement of our derivative instruments was $35.7 million for the nine months ended September 30, 2010 compared to realized gain of $43.1 million for the same period in 2009. The total change of $83.4 million is primarily due to volatility in commodity prices.

        Facility Expenses Adjustments.    Facility expenses adjustments consist of the reallocation of the MarkWest Pioneer field services fee and the reallocation of the interest expense related to the SMR which is included in facility expenses for the purposes of evaluating the performance of the Gulf Coast segment.

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

        Depreciation.    Depreciation increased due to depreciation on additional projects completed during the end of 2009 through the third quarter of 2010.

        Impairment of Long-Lived Assets.    During the nine months ended September 30, 2009, we recognized an impairment of $5.9 million related to certain gas-gathering and intangible assets in the Southwest segment.

        Interest Expense.    Interest expense increased primarily due to additional borrowings in May 2009 to fund our capital plan and interest expense related to the SMR.

        Amortization of Deferred Financing Costs and Discount.    Amortization of deferred financing costs and discount increased due primarily to the amortization of the financing costs and discount on the Senior Notes issued in May 2009 and the amortization of the financing costs associated with the Credit Facility.

        Derivative Gain Related to Interest Expense.    Derivative gain related to interest expense in 2010 relates to the settlement of all the outstanding interest rate swaps in January 2010. See Note 4 of the accompanying Notes to the Condensed Consolidated Financial Statements for further details.

        Provision for Income Tax.    The total provision for income tax expense was $10.2 million, which includes a deferred benefit of less than $0.1 million. The current provision for income tax expense was $10.3 million. Approximately $9.0 million is attributable to MarkWest Hydrocarbon and the remaining $1.3 million is related to taxes payable by the Partnership associated with the Texas Margin Tax and Michigan Business Taxes.

  Operating Data

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Southwest
East Texas
Gathering systems throughput (Mcf/d)	433,000	455,100	(4.9)%	433,600	456,700	(5.1)%
NGL product sales (gallons)	60,204,100	66,996,400	(10.1)%	186,287,500	180,059,000	3.5%
Oklahoma
Foss Lake gathering system throughput (Mcf/d)	70,200	82,200	(14.6)%	71,700	89,300	(19.7)%
Stiles Ranch gathering system throughput (Mcf/d)	105,900	87,800	20.6%	109,800	90,700	21.1%
Grimes gathering system throughput (Mcf/d)	7,500	9,400	(20.2)%	7,800	10,100	(22.8)%
Arapaho NGL product sales (gallons)	33,822,300	33,723,900	0.3%	93,359,400	92,854,000	0.5%
Southeast Oklahoma gathering system throughput (Mcf/d)	535,800	389,100	37.7%	524,100	403,700	29.8%
Arkoma Connector Pipeline throughput (Mcf/d)(1)	396,800	229,000	73.3%	378,900	229,000	65.5%
Other Southwest
Appleby gathering system throughput (Mcf/d)	29,700	44,200	(32.8)%	31,900	50,200	(36.5)%
Other gathering systems throughput (Mcf/d)(2)	7,300	10,500	(30.5)%	8,300	10,700	(22.4)%
Northeast
Appalachia(3)
Natural gas processed (Mcf/d)	190,300	197,200	(3.5)%	194,400	197,700	(1.7)%
Keep-whole sales (gallons)	28,741,100	26,668,300	7.8%	105,328,500	104,381,200	0.9%
Percent-of-proceeds sales (gallons)	30,763,000	23,858,400	28.9%	87,886,700	69,922,200	25.7%

Total NGL product sales (gallons)(4)	59,504,100	50,526,700	17.8%	193,215,200	174,303,400	10.8%
Michigan
Crude oil transported for a fee (Bbl/d)	12,100	12,100	0.0%	12,400	12,400	0.0%
Liberty
Gathering system throughput (Mcf/d)	153,300	56,100	173.3%	127,700	44,500	187.0%
NGL product sales (gallons)	32,379,600	10,558,900	206.7%	77,372,300	18,995,200	307.3%
Gulf Coast
Refinery off-gas processed (Mcf/d)	123,000	127,800	(3.8)%	118,400	119,000	(0.5)%
Liquids fractionated (Bbl/d)	23,100	24,500	(5.7)%	22,800	23,200	(1.7)%

(1)
We began commercial operation of the Arkoma Connector Pipeline in mid-July 2009. The volume reported for 2009 is the average daily rate for the days of operation.

(2)
Excludes lateral pipelines where revenue is not based on throughput.

(3)
Includes throughput from the Kenova, Cobb, and Boldman processing plants.

(4)
Represents sales at the Siloam NGL fractionation plant. The total sales exclude 16,651,700 gallons and 6,602,400 gallons sold by the Northeast on behalf of Liberty for the three months ended September 30, 2010 and 2009, respectively, and 39,957,600 gallons and 13,122,500 gallons sold for the nine months ended September 30, 2010 and 2009, respectively.

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

        Our 2010 capital plan includes approximately $500 million of capital expenditures for growth projects and approximately $10 million for maintenance capital. Our share of growth capital expenditures is expected to be approximately $300 million and the remainder will be funded through contributions from our MarkWest Liberty Midstream joint venture partner and existing cash balances in the joint venture. As of September 30, 2010 we have spent approximately $374.2 million, including the amounts funded by M&R. During the nine months ended September 30, 2010, we received approximately $148.1 million from M&R to fund capital expenditures and working capital needs at MarkWest Liberty Midstream.

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

        Management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances, contributions by our joint venture partner for capital projects encompassed by the joint venture, and our current borrowing capacity under the Credit Facility. However, it may be necessary to raise additional funds to finance our future capital requirements. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our Credit Facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of November 2, 2010, our credit ratings were Ba3 with a Stable outlook by Moody's Investors Service and BB- with a Stable outlook by Standard & Poor's, which reflect upgrades by both agencies in 2010. Fitch Ratings initiated coverage in June 2010 and assigned us a current credit rating of BB with a Stable outlook. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

  Debt Financing Activities

        On July 1, 2010, we entered into the Credit Facility (see Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements). The Credit Facility replaced our prior credit agreement in its entirety and initially provided for committed borrowing capacity of up to $700 million, with an uncommitted accordion feature of up to $200 million. On July 29, 2010, we exercised a portion of the accordion feature and increased our borrowing capacity under the Credit Facility to $705 million. The Credit Facility matures on July 1, 2015; however, if we do not refinance or repay all the 2014 Senior Notes by May 1, 2014, the Credit Facility will mature on May 1, 2014. We expect that all of the 2014 Senior Notes will be repurchased in the fourth quarter 2010.

        Under the provisions of the Credit Facility, we are subject to a number of restrictions and covenants, which are substantially the same as the restrictions and covenants under the prior credit agreement. As of September 30, 2010, we were in compliance with all of our debt covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of

November 2, 2010, we had $12.3 million of borrowings outstanding and $27.4 million of letters of credit outstanding under the Credit Facility, leaving approximately $665.3 million available for borrowing.

        On November 2, 2010, we completed a public offering of $500.0 million in aggregate principal amount of 6.75% senior unsecured notes due 2020. We used approximately $360 million of the proceeds from the 2020 Senior Notes offering to repurchase 94% of the outstanding 2014 Senior Notes and pay the related premiums, fees and accrued interest. The remaining proceeds will be used to repurchase the remaining outstanding 2014 Senior Notes, to repay all borrowings outstanding under the Credit Facility and to provide working capital for general partnership purposes.

        As of November 2, 2010, we had three series of Senior Notes outstanding: $275.0 million aggregate principal issued in July 2006 and due July 2016; $500.0 million aggregate principal issued in April and May 2008 and due April 2018; and $500.0 million aggregate principal issued in November 2010 and due November 2020. In addition, approximately $24.1 million of the 2014 Senior Notes were outstanding as of November 2, 2010, but are expected to be repurchased during the fourth quarter 2010. For further discussion of the Senior Notes see Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

        The Credit Facility limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. The Credit Facility prevents members of the participating bank group from requiring margin calls. As of November 2, 2010, all of our derivative positions are with members of the participating bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit.

  Equity Offerings

        On April 6, 2010, we completed a public offering of approximately 4.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters' over-allotment option, at a price of $30.43 per common unit. Net proceeds of approximately $142.3 million were used to repay borrowings under our revolving credit facility and to partially fund our ongoing capital expenditure program.

  Liquidity Risks and Uncertainties

        Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control. The global economic recession had a significant adverse impact on commodity prices during 2009. Although NGL prices have increased in 2010 compared to 2009, our operating performance could be negatively impacted if the increases in NGL prices are not sustained. Natural gas prices have remained at relatively low levels throughout 2009 and 2010. Although low natural gas prices increase our earnings under keep-whole contracts in the short term, our earnings could be adversely impacted if the low natural gas prices do not increase and result in reduced volumes from our producers over the long term. Additionally, new legislation recently enacted by Congress could limit our ability to execute our hedging strategy, which would increase our exposure to adverse changes in commodity prices.

        The prevailing uncertainty that exists in the financial markets has created an increased risk of counterparty default that could impact our liquidity in several ways. During 2010, we expect that we will be required to borrow additional amounts under our Credit Facility. However, our ability to access these funds could be adversely impacted by the failure of one or more of the members of the participating bank group. Although management believes that the participating members are financially sound, an increased risk does exist. Also, because the participating members of our bank group are the counterparties to all of our derivative instruments, the failure of one of more members could significantly reduce the cash flow from operations related to the settlement of these positions. The cash flows generated by our operations could also be significantly reduced if any of our major customers defaulted on its obligations to us. The creditworthiness of our trade customers is continuously monitored, and we believe that our current group of customers are sound and do not represent abnormal credit risk. Additionally, our supply of gas is dependent on a few large producers in each of our operating segments. If any of these producers were forced to significantly curtail or cease production due to economic adversity, our cash flows from operations could be significantly reduced.

  Cash Flow

        The following table summarizes cash inflows (outflows) (in thousands):

	Nine months ended September 30,
	2010	2009	$ Change
Net cash provided by operating activities	$197,238	$147,865	$49,373
Net cash flows used in investing activities	(373,649)	(404,687)	31,038
Net cash flows provided by financing activities	177,154	318,807	(141,653)

        Net cash provided by operating activities increased primarily due to a $133.4 million increase in operating income, excluding derivative gains and losses, in our operating segments, which was partially offset by a $76.4 million decrease in net cash received from the settlement of derivative positions and a decrease in operating cash flows resulting from changes in working capital.

        Net cash used in investing activities decreased primarily due to a $14.3 million decrease in capital expenditures and a $6.4 million decrease in contributions to equity investments, and $10.0 million related to the removal of restrictions on certain cash balances.

        Net cash provided by financing activities decreased primarily due to a $36.4 million decrease in proceeds from public offerings and a $22.4 million increase in distributions to common unitholders, offset by a $58.4 million increase in net borrowings. Cash provided by financing activities for the nine months ended September 30, 2009 also included $73.1 million in proceeds from the SMR transaction and $60.7 million in net proceeds from the sale of an equity interest in the Arkoma Connector Pipeline.

Contractual Obligations

        We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of September 30, 2010, our purchase obligations for the remainder of 2010 were $63.4 million compared to our 2010 obligations of

$16.7 million as of December 31, 2009. The increase is due to obligations related to the ongoing expansion in our Liberty segment. Purchase obligations primarily represent purchase orders and contracts related to property, plant and equipment.

Matters Impacting Future Results

        In the fourth quarter 2010, we will redeem the entire $375 million aggregate principal amount of 2014 Senior Notes for a redemption price of approximately $398 million, including related fees and expenses as well as accrued and unpaid interest through the date of redemption. We will record a pre-tax loss on redemption of debt of approximately $46 million in the fourth quarter of 2010, which consists of approximately $37 million for the non-cash write-off of the unamortized discount and deferred finance costs associated with the 2014 Senior Notes and approximately $9 million for payment of the related call and tender premiums.

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

        There have not been any material changes during the nine months ended September 30, 2010 to the methodology applied by management for critical accounting policies previously disclosed in Item 7.

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
We use primarily qualitative analysis to determine if an entity is a VIE. We evaluate the entity's need for continuing financial support; the equity holder's lack of a controlling financial interest; and/or if an equity holder's voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Commodity Price Risk

        NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond our control. Our profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at our processing plants or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of drilling activity, such prices also affect profitability. To protect ourselves financially against adverse price movements and to maintain more stable and predictable earnings so that we can meet our cash distribution objectives, debt service and capital expenditures, we execute a hedging strategy governed by the risk management policy approved by the Board. We have a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts our strategy as conditions warrant. We enter into certain derivative contracts to reduce the risks associated with unfavorable changes in the prices of natural gas, NGLs and crude oil. Derivative contracts utilized are swaps, options and fixed price forward contracts traded on the OTC market. The risk management policy does not allow speculative derivative contracts.

        To mitigate our cash flow exposure to fluctuations in the price of NGLs, we have entered into derivative financial instruments relating to the future price of NGLs and crude oil. Generally we hedge our NGL price risk using crude oil as NGL financial markets lack adequate liquidity and historically there has been a strong relationship between changes in NGL and crude oil prices. The pricing relationship between NGLs and crude oil may vary in certain periods because crude oil pricing is generally based on worldwide demand and the level of production of major crude oil exporting countries while NGL prices are correlated to North America supply and petrochemical demand. In periods where NGL prices and crude oil prices are not consistent with the historical relationship, we incur increased risk and additional gains or losses. We enter into NGL derivative contracts when adequate market liquidity exists.

        To mitigate our cash flow exposure to fluctuations in the price of natural gas, we primarily utilize derivative financial instruments relating to the future price of natural gas and take into account the partial offset of our long and short gas positions resulting from normal operating activities.

        As a result of our current derivative positions, we have mitigated a significant portion of our expected commodity price risk through the fourth quarter of 2013. For entities that are not wholly owned by us, commodity risk is mitigated only for our ownership interest. We would be exposed to additional commodity risk in certain situations such as if producers under deliver or over deliver product or when processing facilities are operated in different recovery modes. In the event we have derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

        We enter into derivative contracts primarily with financial institutions that are participating members of the Credit Facility as collateral is not posted by us as the participating members have a collateral position in substantially all of our wholly-owned assets. All of our financial derivative positions are currently with participating bank group members. Management conducts a standard credit review on counterparties and we have agreements containing collateral requirements. For all participating bank group members, collateral requirements do not exist when a derivative contract favors us. We use standardized agreements that allow for offset of positive and negative exposures (master netting arrangements).

  Outstanding Derivative Contracts

        The following tables provide information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at September 30, 2010, including the weighted average prices ("WAVG"):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2010	750	$68.08	$80.11	$(295)
2011	1,659	67.57	85.05	(3,382)
2012	820	60.00	85.87	(3,026)

WTI Crude Puts	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	Fair Value (in thousands)
2010	2,366	$80.00	$538
2011	1,818	80.00	4,527

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2010	2,801	$74.40	$(1,707)
2011	3,753	81.30	(4,708)
2012	4,813	84.54	(4,625)
2013	1,510	83.86	(2,336)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2010	5,780	$6.08	$(1,241)
2011	1,210	5.38	(544)
2012	4,650	5.62	(1,460)
2013	980	5.13	(65)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	6,170	$1.36	$(121)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	12,137	$1.67	$(107)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	10,050	$1.30	$(184)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2010	30,577	$1.05	$(343)

        The following tables provide information on the volume of our taxable subsidiary's commodity derivative activity for positions related to keep-whole price risk at September 30, 2010, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	646	$70.00	$91.85	$(1,147)

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2010	4,120	$73.66	$(2,847)
2011	3,398	86.90	2,664
2012	1,840	86.93	(165)
2013	442	85.20	(463)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2010	1,215	$6.79	$(4,482)
2011	17,941	8.23	(23,302)
2012	13,801	6.07	(4,364)
2013	1,801	5.57	(128)

        The following tables provide information on the volume of our commodity derivative activity for positions related to long liquids and keep-whole price risk entered into subsequent to September 30, 2010.

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)
2012	840	$80.00	$96.25
2013	836	80.00	98.25

  Embedded Derivatives in Commodity Contracts

        We have a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The primary term of the commodity contract, a component of a broader regional arrangement, expired on December 31, 2009 but the producer exercised its right to extend the processing agreement and the commodity contract through the first quarter of 2015. The fair value of the commodity contract is marked based on an index price through Derivative loss related to purchased product costs. As of September 30, 2010, the estimated fair value of this contract was a liability of $33.5 million.

        We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at one of our plant locations. The value of the derivative component of this contract is marked to market through Derivative (gain) loss related to facility expenses. As of September 30, 2010, the estimated fair value of this contract was an asset of $0.2 million.

  Interest Rate Risk

        The information about interest rate risk for the nine months ended September 30, 2010 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of September 30, 2010. Based on this evaluation, the Partnership's management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

10.1	(1)	Amended and Restated Revolving Credit Agreement dated as of July 1, 2010 among MarkWest Energy Partners, L.P., Wells Fargo Bank, National Association, as successor Administrative Agent, Issuing Bank and Swingline Linder, Royal Bank of Canada, as prior administrative agent, RBC Capital Markets, as Syndication Agent, BNP Paribas, Morgan Stanley Bank and U.S. Bank National Association, as Documentation Agents, and the lenders party thereto.

10.2	(2)	Joinder Agreement dated as of July 29, 2010 among MarkWest Energy Partners, L.P., Wells Fargo Bank, National Association, individually and as Administrative Agent, Issuing Bank and Swingline Lender and Goldman Sachs Bank USA.

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from the quarterly report on Form 10-Q of MarkWest Energy Partners, L.P. for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)
Incorporated by reference to the Current Report on Form 8-K filed July 7, 2010.

(2)
Incorporated by reference to the Current Report on Form 8-K filed August 4, 2010.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)
	By:	MarkWest Energy GP, L.L.C., Its General Partner
Date: November 8, 2010	/s/ FRANK M. SEMPLE Frank M. Semple Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2010	/s/ NANCY K. BUESE Nancy K. Buese Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)