Form 10-Q
period 2011-06-30
MARKWEST ENERGY PARTNERS L P
filed 2011-08-08
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of the registrant’s common units outstanding as of July 28, 2011, was 79,185,105.

Throughout this document we make statements that are classified as “forward- looking.” Please refer to the “Forward-Looking Statements” included in Part I, Item 2 for an explanation of these types of assertions. Also, in this document, unless the context requires otherwise, references to “we,” “us,” “our,” “MarkWest Energy” or the “Partnership” are intended to mean MarkWest Energy Partners, L.P., and its consolidated subsidiaries. References to “MarkWest Hydrocarbon” or the “Corporation” are intended to mean MarkWest Hydrocarbon, Inc., a wholly-owned taxable subsidiary of the Partnership. References to “General Partner” are intended to mean MarkWest Energy GP, L.L.C., the general partner of the Partnership.

Glossary of Terms

Bbl	Barrel

Bbl/d	Barrels per day

Credit Facility

Revolving credit facility as provided under the Amended and Restated Credit Agreement, dated July 1, 2010, among the Partnership, Wells Fargo Bank, National Association, as administrative agent, RBC Capital Markets, as syndication agent, BNP Paribas, Morgan Stanley Bank and U.S. Bank National Association, as documentation agents, and the lender parties thereto.

Dth/d	Dekatherms per day

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Gal	Gallon

Gal/d	Gallons per day

IFRS	International Financial Reporting Standards

Mcf/d	One thousand cubic feet of natural gas per day

MMBtu	One million British thermal units, an energy measurement

MMBtu/d	One million British thermal units per day

MMcf/d	One million cubic feet of natural gas per day

Net operating margin (a non-GAAP financial measure)	Segment revenue less purchased product costs, excluding any derivative gain (loss)

NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline

N/A	Not applicable

OTC	Over-the-Counter

SEC	Securities and Exchange Commission

SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation facility in Corpus Christi, Texas

TSR Performance Units	Phantom units containing performance vesting criteria related to the Partnership’s total shareholder return.

WTI	West Texas Intermediate

VIE	Variable interest entity

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents ($22,863 and $2,913, respectively)	$95,035	$67,450
Receivables, net ($12,639 and $43,783, respectively)	188,706	179,209
Inventories ($12,511 and $8,431, respectively)	31,396	23,432
Fair value of derivative instruments	2,835	4,345
Deferred income taxes	16,090	16,090
Other current assets ($746 and $272, respectively)	7,494	8,020
Total current assets	341,556	298,546

Property, plant and equipment ($1,011,845 and $849,986, respectively)	2,967,240	2,613,027
Less: accumulated depreciation ($56,369 and $38,169, respectively)	(363,398)	(294,003)
Total property, plant and equipment, net	2,603,842	2,319,024

Other long-term assets:
Restricted cash ($28,100 and $28,001, respectively)	28,100	28,001
Investment in unconsolidated affiliate	27,633	28,688
Intangibles, net of accumulated amortization of $146,198 and $124,568, respectively	625,737	613,578
Goodwill	67,918	9,421
Deferred financing costs, net of accumulated amortization of $12,839 and $11,445, respectively	33,975	32,901
Deferred contract cost, net of accumulated amortization of $2,106 and $1,950, respectively	1,144	1,300
Fair value of derivative instruments	3,349	417
Other long-term assets ($370 and $383, respectively)	1,771	1,486
Total assets	$3,735,025	$3,333,362

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($14,567 and $5,945, respectively)	$152,623	$122,473
Accrued liabilities ($49,078 and $64,713, respectively)	135,763	153,869
Deferred income taxes	11	11
Fair value of derivative instruments	78,345	65,489
Total current liabilities	366,742	341,842

Deferred income taxes	6,860	10,427
Fair value of derivative instruments	81,121	66,290
Long-term debt, net of discounts of $1,550 and $1,566, respectively	1,582,102	1,273,434
Other long-term liabilities ($161 and $154, respectively)	115,798	105,349

Commitments and contingencies (Note 11)

Equity:
MarkWest Energy Partners, L.P. partners’ capital (75,160 and 71,440 common units issued and outstanding, respectively)	1,106,950	1,070,503
Non-controlling interest in consolidated subsidiaries	475,452	465,517

Total equity	1,582,402	1,536,020
Total liabilities and equity	$3,735,025	$3,333,362

Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to VIEs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Revenue	$359,849	$276,948	$708,749	$592,563
Derivative gain (loss)	40,590	46,902	(45,089)	39,666
Total revenue	400,439	323,850	663,660	632,229

Operating expenses:
Purchased product costs	154,580	128,123	308,209	272,419
Derivative (gain) loss related to purchased product costs	(254)	(8,392)	19,140	4,997
Facility expenses	40,698	37,427	80,122	75,332
Derivative loss (gain) related to facility expenses	2,927	934	(84)	128
Selling, general and administrative expenses	18,580	16,419	40,292	37,927
Depreciation	37,201	29,818	71,565	58,005
Amortization of intangible assets	10,830	10,193	21,647	20,386
Loss on disposal of property, plant and equipment	2,373	188	4,472	179
Accretion of asset retirement obligations	290	69	377	212
Total operating expenses	267,225	214,779	545,740	469,585

Income from operations	133,214	109,071	117,920	162,644

Other (expense) income:
(Loss) earnings from unconsolidated affiliate	(216)	1,585	(755)	1,517
Interest income	63	377	152	763
Interest expense	(27,874)	(25,755)	(56,137)	(49,537)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,443)	(2,280)	(2,871)	(4,892)
Derivative gain related to interest expense	—	—	—	1,871
Loss on redemption of debt	—	—	(43,328)	—
Miscellaneous income (expense), net	169	(9)	131	1,053
Income before provision for income tax	103,913	82,989	15,112	113,419

Provision for income tax expense (benefit):
Current	4,089	923	4,145	6,721
Deferred	10,619	15,098	(3,567)	13,726
Total provision for income tax	14,708	16,021	578	20,447

Net income	89,205	66,968	14,534	92,972

Net income attributable to non-controlling interest	(10,708)	(6,751)	(20,066)	(11,245)

Net income (loss) attributable to the Partnership	$78,497	$60,217	$(5,532)	$81,727

Net income (loss) attributable to the Partnership’s common unitholders per common unit (Note 14):
Basic	$1.03	$0.84	$(0.09)	$1.18
Diluted	$1.03	$0.84	$(0.09)	$1.18

Weighted average number of outstanding common units:
Basic	75,160	71,111	74,847	68,795
Diluted	75,266	71,298	74,847	68,889

Cash distribution declared per common unit	$0.67	$0.64	$1.32	$1.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	MarkWest Energy Partners, L.P. Unitholders		Non-controlling
	Common Units	Partners’ Capital	Interest	Total
December 31, 2010	71,440	$1,070,503	$465,517	$1,536,020
Share-based compensation activity	270	2,778	—	2,778
Excess tax benefits related to share-based compensation	—	1,096	—	1,096
Distributions paid	—	(100,058)	(34,531)	(134,589)
Issuance of units in public offering, net of offering costs	3,450	138,163	—	138,163
Contributions to MarkWest Liberty Midstream joint venture	—	—	24,400	24,400
Net (loss) income	—	(5,532)	20,066	14,534
June 30, 2011	75,160	$1,106,950	$475,452	$1,582,402

	MarkWest Energy Partners, L.P. Unitholders		Non-controlling
	Common Units	Partners’ Capital	Interest	Total
December 31, 2009	66,275	$1,096,654	$282,739	$1,379,393
Share-based compensation activity	271	5,495	—	5,495
Excess tax benefits related to share-based compensation	—	97	—	97
Distributions paid	—	(88,858)	(2,715)	(91,573)
Issuance of units in public offering, net of offering costs	4,887	142,255	—	142,255
Contributions to MarkWest Liberty Midstream joint venture	—	—	120,557	120,557
Net income	—	81,727	11,245	92,972
June 30, 2010	71,433	$1,237,370	$411,826	$1,649,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,534	$92,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,565	58,005
Amortization of intangible assets	21,647	20,386
Loss on redemption of debt	43,328	—
Amortization of deferred financing costs and discount	2,871	4,892
Accretion of asset retirement obligations	377	212
Amortization of deferred contract cost	156	156
Phantom unit compensation expense	8,093	8,253
Loss (earnings) of unconsolidated affiliate	755	(1,517)
Distribution from unconsolidated affiliate	300	1,155
Unrealized loss (gain) on derivative instruments	26,265	(62,987)
Loss on disposal of property, plant and equipment	4,472	179
Deferred income taxes	(3,567)	13,726

Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(9,215)	(16,829)
Inventories	(6,326)	(378)
Other current assets	526	4,812
Accounts payable and accrued liabilities	20,473	5,803
Other long-term assets	(384)	(618)
Other long-term liabilities	10,494	2,414
Net cash provided by operating activities	206,364	130,636

Cash flows from investing activities:
Capital expenditures	(234,116)	(253,260)
Acquisitions	(230,728)	—
Proceeds from disposal of property, plant and equipment	2,795	417
Net cash used in investing activities	(462,049)	(252,843)

Cash flows from financing activities:
Proceeds from revolving credit facility	781,700	213,404
Payments of revolving credit facility	(535,200)	(221,204)
Proceeds from long-term debt	499,000	—
Payments of long-term debt	(437,848)	—
Payments of premiums on redemption of long-term debt	(39,520)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(6,747)	—
Contributions to MarkWest Liberty Midstream joint venture	24,400	120,557
Payments of SMR liability	(916)	(480)
Proceeds from public offering, net	138,163	142,255
Cash paid for taxes related to net settlement of share-based payment awards	(6,269)	(3,730)
Excess tax benefits related to share-based compensation	1,096	97
Payment of distributions to common unitholders	(100,058)	(88,858)
Payment of distributions to non-controlling interest	(34,531)	(2,715)
Net cash provided by financing activities	283,270	159,326

Net increase in cash	27,585	37,119
Cash and cash equivalents at beginning of year	67,450	97,752
Cash and cash equivalents at end of period	$95,035	$134,871

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. Finally, results for the three and six months ended June 30, 2011 are not necessarily indicative of results for the full year 2011, or any other future period.

The Partnership’s unaudited condensed consolidated financial statements include all majority-owned or majority-controlled subsidiaries. In addition, MarkWest Liberty Midstream & Resources L.L.C. (“MarkWest Liberty Midstream”) and MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), VIEs for which the Partnership has been determined to be the primary beneficiary, are included in the condensed consolidated financial statements (see Note 4). All significant intercompany investments, accounts and transactions have been eliminated. Investments in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, are accounted for using the equity method.

2. Recent Accounting Pronouncements

In September 2009, the FASB amended the accounting guidance for revenue recognition for multiple-deliverable arrangements. The amended guidance establishes a hierarchy for determining the selling price of each individual deliverable and eliminates the residual value method of allocating the selling price. The amended guidance was effective for the Partnership prospectively for all revenue arrangements entered into or materially modified on or after January 1, 2011. The amendment did not have a material effect on the Partnership’s condensed consolidated financial statements.

In May 2011, the FASB amended the accounting guidance for fair value measurement and disclosure.  The amended guidance was intended to converge the fair value measurement and disclosure requirements under GAAP and  IFRS. The amendment primarily clarifies the application of the existing guidance and provides for increased disclosures, particularly related to Level 3 fair value measurements.  The amended guidance is effective for the Partnership prospectively as of January 1, 2012.  Except for the additional disclosures, the adoption of the amended guidance will not have a material effect on the Partnership’s condensed consolidated financial statements.

3. Business Combination

Langley Acquisition

On February 1, 2011, the Partnership acquired natural gas processing and NGL transportation assets from EQT Gathering, LLC, a subsidiary of EQT Corporation (together with all of its affiliates, “EQT”), for a cash purchase price of approximately $230.7 million.  The assets acquired include natural gas processing facilities located near Langley, Kentucky, consisting of a cryogenic natural gas processing plant with a capacity of approximately 100 MMcf/d and a refrigeration natural gas processing plant with a capacity of approximately 75 MMcf/d (together, the “Langley Processing Facilities”), a partially constructed NGL pipeline (the “Ranger Pipeline”) that will extend through parts of Kentucky and West Virginia, and certain other related assets. The acquired assets do not include certain residue gas compression and transportation facilities at the same location as the Langley Processing Facilities. This acquisition is referred to as the Langley Acquisition. In connection with the Langley Acquisition, the Partnership will complete the construction of the Ranger Pipeline to connect the Langley Processing Facilities to the Partnership’s existing pipeline that transports NGLs to its Siloam fractionation facility in South Shore, Kentucky.

Concurrently with the closing of the Langley Acquisition, the Partnership entered into a long-term agreement to process certain natural gas owned or controlled by EQT at the Langley Processing Facilities. The processing agreement requires the Partnership to install an additional cryogenic natural gas processing plant with a capacity of at least 60 MMcf/d in 2012. The Partnership exchanges the NGLs produced at the Langley Processing Facilities for fractionated products from its Siloam facility and markets the fractionated products on behalf of EQT in accordance with a long-term NGL exchange and marketing agreement. As a result of the acquisition, the Partnership has significantly expanded its midstream operations in the liquids-rich gas areas of the Appalachian Basin.

The Langley Acquisition is accounted for as a business combination. The total purchase price is allocated to the identifiable assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The remaining purchase price in excess of the fair value of the identifiable assets and liabilities is recorded as goodwill. The acquired assets and the related results of operations are included in the Partnership’s Northeast segment.

The following table summarizes the purchase price allocation for the Langley Acquisition (in thousands):

Property, plant and equipment	$136,525
Goodwill	58,497
Intangibles	33,900
Inventories	1,806
Total	$230,728

The goodwill recognized from the Langley Acquisition results primarily from the Partnership’s ability to continue to grow its business in the liquids-rich gas areas of the Appalachian Basin and access additional markets in a competitive environment as a result of securing the processing rights for a large area of dedicated acreage and acquiring expanded midstream infrastructure in the acquisition. All of the goodwill is deductible for tax purposes.

Intangible assets consist of an identifiable customer contract and relationship. The acquired intangibles will be amortized on a straight-line basis over the estimated remaining useful life of approximately twelve years.

The results of operations from the Langley Acquisition are included in the condensed consolidated financial statements from the acquisition date. Revenue and net income related to the Langley Acquisition were approximately $6.2 million and $2.2 million, respectively, for the quarter ended June 30, 2011 and $10.1 million and $3.6 million, respectively, for the six months ended June 30, 2011.

Pro forma financial results that give effect to the Langley Acquisition are not presented as it is impracticable to obtain the necessary information. EQT did not operate the acquired assets as a stand-alone business, and therefore historical financial information that is consistent with the operations under the current agreements is not available or meaningful.

4. Variable Interest Entities

MarkWest Liberty Midstream

MarkWest Liberty Midstream operates in the natural gas midstream business in and around the Marcellus Shale in western Pennsylvania and northern West Virginia. Effective January 1, 2011, equity interests in the entity are owned 51% by the Partnership and 49% by M&R MWE Liberty, LLC (“M&R”), an affiliate of The Energy & Minerals Group and its affiliated funds.

As of June 30, 2011, the capital contributed to MarkWest Liberty Midstream is disproportionate to each member’s respective ownership interest. The cumulative capital contributed by M&R exceeded its ownership interest by $7.8 million. Under the terms of the joint venture agreement, M&R received a special $1.3 million allocation of net income from MarkWest Liberty Midstream during the first six months of 2011 due to its excess contributions. The non-cash allocation is recorded in Net income attributable to non-controlling interest.

MarkWest Pioneer

MarkWest Pioneer is the owner and operator of the Arkoma Connector Pipeline. Equity interests in the entity are shared equally by the Partnership and Arkoma Pipeline Partners, LLC.

Financial Statement Impact of VIEs

As the primary beneficiary of MarkWest Liberty Midstream and MarkWest Pioneer, the Partnership consolidates the entities and recognizes non-controlling interests. The following tables show the consolidated assets and liabilities attributable to VIEs, excluding intercompany balances, as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$20,491	$2,372	$22,863
Receivables, net	11,311	1,328	12,639
Inventories	12,511	—	12,511
Other current assets	746	—	746

Property, plant and equipment, net of accumulated depreciation of $43,944 and $12,425, respectively	811,555	143,921	955,476
Restricted cash	28,100	—	28,100
Other long-term assets	267	103	370
Total assets	$884,981	$147,724	$1,032,705

LIABILITIES
Accounts payable	$14,532	$35	$14,567
Accrued liabilities	48,177	901	49,078
Other long-term liabilities	90	71	161
Total liabilities	$62,799	$1,007	$63,806

	As of December 31, 2010
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$—	$2,913	$2,913
Receivables, net	42,181	1,602	43,783
Inventories	8,431	—	8,431
Other current assets	271	1	272

Property, plant and equipment, net of accumulated depreciation of $28,869 and $9,300, respectively	664,778	147,039	811,817
Restricted cash	28,001	—	28,001
Other long-term assets	281	102	383
Total assets	$743,943	$151,657	$895,600

LIABILITIES
Accounts payable	$5,945	$—	$5,945
Accrued liabilities	63,450	1,263	64,713
Other long-term liabilities	86	68	154
Total liabilities	$69,481	$1,331	$70,812

The assets of the VIEs are the property of the respective entities and are not available to the Partnership for any other purpose, including as collateral for its secured debt (see Note 9 and Note 16). VIE asset balances can only be used to settle obligations of each respective VIE. The liabilities of the VIEs do not represent additional claims against the

Partnership’s general assets, and the creditors or beneficial interest holders of the VIE do not have recourse to the general credit of the Partnership. The Partnership’s Liberty segment includes the results of operations of MarkWest Liberty Midstream and the Partnership’s Southwest segment includes the results of operations of MarkWest Pioneer (see Note 15). The cash flow information for MarkWest Liberty Midstream and MarkWest Pioneer comprise substantially all of the cash flow information of the Partnership’s non-guarantor subsidiaries (see Note 16). The Partnership’s maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and any operating expense incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to the VIEs that it was not contractually obligated to provide during the six months ended June 30, 2011 and 2010.

5. Derivative Financial Instruments

Commodity Derivatives

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond the Partnership’s control. The Partnership’s profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at its own or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of drilling activity, such prices also affect profitability. To protect itself financially against adverse price movements and to maintain more stable and predictable cash flows so that the Partnership can meet its cash distribution objectives, debt service and capital expenditures, the Partnership executes a hedging strategy governed by the risk management policy approved by the General Partner’s board of directors (the “Board”). The Partnership has a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts its strategy as conditions warrant. The Partnership enters into certain derivative contracts to reduce the risks associated with unfavorable changes in the prices of natural gas, NGLs and crude oil. Derivative contracts utilized are swaps and options traded on the OTC market. The risk management policy does not allow for speculative derivative contracts.

To mitigate its cash flow exposure to fluctuations in the price of NGLs, the Partnership has entered into derivative financial instruments relating to the future price of NGLs and crude oil. Generally the Partnership hedges its NGL price risk using crude oil as NGL financial markets are not as liquid and historically there has been a strong relationship between changes in NGL and crude oil prices. The pricing relationship between NGLs and crude oil may vary in certain periods due to various market conditions. In periods where NGL prices and crude oil prices are not consistent with the historical relationship, the Partnership incurs increased risk and additional gains or losses. The Partnership enters into NGL derivative contracts when adequate market liquidity exists.

To mitigate its cash flow exposure to fluctuations in the price of natural gas, the Partnership primarily utilizes derivative financial instruments relating to the future price of natural gas and takes into account the partial offset of its long and short gas positions resulting from normal operating activities.

As a result of its current derivative positions, the Partnership has mitigated a portion of its expected commodity price risk through the fourth quarter of 2014. The Partnership would be exposed to additional commodity risk in certain situations such as if producers under deliver or over deliver product or when processing facilities are operated in different recovery modes. In the event the Partnership has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

The Partnership enters into derivative contracts primarily with financial institutions that are participating members of the Credit Facility and collateral is not posted by the Partnership as the participating members have a collateral position in substantially all the wholly-owned assets of the Partnership. All of the Partnership’s financial derivative positions are currently with participating bank group members. Management conducts a standard credit review on counterparties and the Partnership has agreements containing collateral requirements. For all participating bank group members, collateral requirements do not exist when a derivative contract favors the Partnership. The Partnership uses standardized agreements that allow for offset of positive and negative exposures (master netting arrangements).

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

As of June 30, 2011, the Partnership had the following outstanding commodity contracts that were entered into to economically hedge future sales of NGLs or future purchases of natural gas.

Derivative contracts not designated as hedging instruments	Notional Quantity (net)
Crude oil (bbl)	6,382,676
Natural gas (MMBtu)	15,635,865
Refined products (gal)	151,776,610

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative loss related to purchased product costs. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022. As of June 30, 2011, the estimated fair value of this contract was a liability of $104.1 million and the recorded value was $50.6 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of June 30, 2011 (in thousands).

Fair value of commodity contract	$104,074
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of June 30, 2011	$50,567

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at one of its plant locations through the fourth quarter of 2014. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of June 30, 2011, the estimated fair value of this contract was an asset of $1.1 million.

Financial Statement Impact of Derivative Instruments

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The impact of the Partnership’s derivative instruments on its Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Operations is summarized below (in thousands):

	Assets		Liabilities
Derivative instruments not designated as hedging instruments and their balance sheet location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Fair value of derivative instruments - current	$2,835	$4,345	$(78,345)	$(65,489)
Fair value of derivative instruments - long-term	3,349	417	(81,121)	(66,290)
Total	$6,184	$4,762	$(159,466)	$(131,779)

Derivative instruments not designated as hedging	Three months ended June 30,		Six months ended June 30,
instruments and the location of gain or (loss) recognized in income	2011	2010	2011	2010
Revenue: Derivative gain (loss)
Realized loss	$(12,186)	$(5,690)	$(26,577)	$(18,819)
Unrealized gain (loss)	52,776	52,592	(18,512)	58,485
Total revenue: derivative gain (loss)	40,590	46,902	(45,089)	39,666

Derivative gain (loss) related to purchased product costs
Realized loss	(5,560)	(5,733)	(13,447)	(11,171)
Unrealized gain (loss)	5,814	14,125	(5,693)	6,174
Total derivative gain (loss) related to purchased product costs	254	8,392	(19,140)	(4,997)

Derivative (loss)gain related to facility expenses
Unrealized (loss) gain	(2,927)	(934)	84	(128)

Derivative gain related to interest expense
Realized gain	—	—	—	2,380
Unrealized loss	—	—	—	(509)
Total derivative gain related to interest expense	—	—	—	1,871

Miscellaneous income (expense), net
Unrealized gain	—	3	—	59
Total gain (loss)	$37,917	$54,363	$(64,145)	$36,471

At June 30, 2011, the fair value of the Partnership’s commodity derivative contracts is inclusive of premium payments of $2.3 million, net of amortization. For the three months ended June 30, 2011 and 2010, the Realized loss—revenue includes amortization of premium payments of $1.1 million and $0.5 million, respectively. For the six months ended June 30, 2011 and 2010, the Realized loss—revenue includes amortization of premium payments of $2.1 million and $1.1 million, respectively.

6. Fair Value

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions discussed in Note 5. The following table presents the derivative instruments carried at fair value as of June 30, 2011 and December 31, 2010 (in thousands):

As of June 30, 2011	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$333	$(81,878)
Significant unobservable inputs (Level 3)
Commodity contracts	4,731	(27,021)
Embedded derivatives in commodity contracts	1,120	(50,567)
Total carrying value in Condensed Consolidated Balance Sheet	$6,184	$(159,466)

As of December 31, 2010	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$52	$(77,776)
Significant unobservable inputs (Level 3)
Commodity contracts	3,674	(18,031)
Embedded derivatives in commodity contracts	1,036	(35,972)
Total carrying value in Condensed Consolidated Balance Sheet	$4,762	$(131,779)

Changes in Level 3 Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and six months ended June 30, 2011 and 2010 for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands).

	Three months ended June 30, 2011
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(35,906)	$(50,607)
Total gain or (loss) (realized and unrealized) included in earnings (1)	10,456	(2,825)
Settlements	3,160	3,985
Fair value at end of period	$(22,290)	$(49,447)

The amount of total gain or (loss) for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$10,206	$(2,429)

	Three months ended June 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Embedded Derivative in Debt Contract
Fair value at beginning of period	$(7,907)	$(30,861)	$(134)
Total gain (realized and unrealized) included in earnings (1)	13,029	4,183	3
Settlements (net)	226	3,042	—
Fair value at end of period	$5,348	$(23,636)	$(131)

The amount of total gain for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$10,009	$7,225	$3

	Six months ended June 30, 2011
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(14,357)	$(34,936)
Total loss (realized and unrealized) included in earnings (1)	(12,537)	(22,105)
Settlements	4,604	7,594
Fair value at end of period	$(22,290)	$(49,447)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(10,578)	$(20,277)

	Six months ended June 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract
Fair value at beginning of period	$(11,340)	$(34,199)	$509	$(190)
Total gain (realized and unrealized) included in earnings (1)	10,271	5,120	1,871	59
Settlements (net)	6,417	5,443	(2,380)	—
Fair value at end of period	$5,348	$(23,636)	$—	$(131)

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$7,551	$10,562	$—	$59

(1)                                 Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Derivative gain (loss) related to revenue. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative (gain) loss related to purchased product costs and Derivative loss (gain) related to facility expenses.  Gains on Embedded Derivatives in Debt Contract are recorded in Miscellaneous income (expense), net.  Gains on Interest Rate Contracts are recorded in Derivative gain related to interest expense.

7. Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Natural gas liquids	$22,456	$15,930
Spare parts	8,940	7,502
Total inventories	$31,396	$23,432

8. Goodwill

Changes in goodwill for the six months ended June 30, 2011 are summarized as follows (in thousands):

	Southwest	Northeast	Gulf Coast	Total
Historical goodwill	$24,324	$3,948	$9,854	$38,126
Cumulative impairment	(18,851)	—	(9,854)	(28,705)
Balance as of December 31, 2010	5,473	3,948	—	9,421
Acquisition(1)	—	58,497	—	58,497
Balance as of June 30, 2011	$5,473	$62,445	$—	$67,918

(1)               Represents goodwill associated with the Langley Acquisition (see Note 3).

9. Long-Term Debt

Debt is summarized below (in thousands):

	June 30, 2011	December 31, 2010
Credit Facility
Revolving credit facility, 4.22% average interest due July 2015	$246,500	$—

Senior Notes (1)
Senior Notes, 8.5% interest, net of discount of $6 and $642, respectively, issued July 2006 and due July 2016	2,784	274,358
Senior Notes, 8.75% interest, net of discount of $576 and $924, respectively, issued April and May 2008 and due April 2018	333,786	499,076
Senior Notes, 6.75% interest, issued November 2010 and due November 2020	500,000	500,000
Senior Notes, 6.5% interest, net of discount of $968, issued February and March 2011 and due August 2021	499,032	—
Total long-term debt	$1,582,102	$1,273,434

(1)                                  The estimated aggregate fair value of the senior notes (collectively, the “Senior Notes”) was approximately $1,366.2 million and $1,333.9 million as of June 30, 2011 and December 31, 2010, respectively, based on quoted market prices.

Credit Facility

On June 15, 2011, the Partnership executed a joinder agreement to the Credit Facility to include an additional member in the bank group and to exercise a portion of the accordion feature under the Credit Facility, thereby increasing the borrowing capacity of the Credit Facility to $745 million and reducing the uncommitted accordion feature to $155 million.

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Credit Facility is guaranteed by the Partnership’s wholly-owned subsidiaries and collateralized by substantially all of the Partnership’s assets and those of its wholly-owned subsidiaries. As of June 30, 2011, the Partnership had $27.3 million of letters of credit outstanding under the Credit Facility and approximately $471.2 million available for borrowing.

Senior Notes

On February 24, 2011, the Partnership completed a public offering of $300 million in aggregate principal amount of 6.5% senior unsecured notes (“2021 Senior Notes”), which were issued at par. On March 10, 2011, the Partnership completed a follow-on public offering of an additional $200 million in aggregate principal amount of 2021 Senior Notes, which were issued at 99.5% of par and are treated as a single class of debt securities with the 2021 Senior Notes issued on February 24, 2011. The 2021 Senior Notes mature on August 15, 2021, and interest is payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2011. The Partnership received aggregate net proceeds of approximately $492 million from the 2021 Senior Notes offerings after deducting the underwriting fees and other third-party expenses. The Partnership used the net proceeds from these offerings to fund the repurchase of approximately $272.2 million in aggregate principal amount of the Partnership’s 8.5% senior unsecured notes due 2016 (the “2016 Senior Notes”) and approximately $165.6 million in aggregate principal amount of the Partnership’s 8.75% senior unsecured notes due 2018 (the “2018 Senior Notes”). The remaining proceeds were used to repay borrowings under the Credit Facility. The Partnership recorded a pre-tax loss on redemption of debt of approximately $43.3 million in the first quarter of 2011 related to the  repurchase of  the 2016 Senior Notes and 2018 Senior Notes, which consisted of approximately $3.8 million for the non-cash write off of the unamortized discount and deferred finance costs and approximately $39.5 million for the payment of the related tender premiums and third-party expenses.

10. Equity

Equity Offering

On January 14, 2011, the Partnership completed a public offering of approximately 3.45 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriter’s over-allotment option. Net proceeds after deducting the underwriter’s fees and third-party offering expenses were approximately $138.2 million and were used to partially fund the Partnership’s ongoing capital expenditure program, including a portion of the costs associated with the Langley Acquisition (see Note 3).

Distributions of Available Cash

Quarter Ended	Distribution Per Common Unit	Record Date	Payment Date
June 30, 2011	$0.70	August 1, 2011	August 12, 2011
March 31, 2011	$0.67	May 2, 2011	May 13, 2011
December 31, 2010	$0.65	February 7, 2011	February 14, 2011

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

In June 2006, the Pipeline and Hazardous Materials Safety Administration issued a Notice of Probable Violation and Proposed Civil Penalty (“NOPV”) (CPF No. 2-2006-5001) to both MarkWest Hydrocarbon and Equitable Production Company (“Equitable”). The NOPV is associated with the pipeline leak and an ensuing explosion and fire that occurred on November 8, 2004 in Ivel, Kentucky on an NGL pipeline owned by Equitable and leased and operated by a subsidiary of the Partnership, MarkWest Energy Appalachia, L.L.C. The NOPV sets forth six counts of violations of applicable regulations, and a proposed civil penalty in the aggregate amount of $1.1 million. In March 2011, MarkWest received an order assessing a penalty solely against Equitable for count one of the NOPV in the amount of $0.5 million and assessing a penalty jointly and severally against MarkWest and Equitable for four of the other counts in the NOPV in the amount of $0.2 million. In March 2011, the parties filed separate petitions for reconsideration, which remain pending.

In the ordinary course of business, the Partnership is a party to various other legal and regulatory actions. In the opinion of management, none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

12. Incentive Compensation Plans

Compensation Expense

Total compensation expense recorded for share-based pay arrangements for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Phantom units	$2,457	$1,968	$8,093	$8,253
Distribution equivalent rights	110	310	212	621
Total compensation expense	$2,567	$2,278	$8,305	$8,874

13. Income Taxes

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate to (loss) income before provision for income tax for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Six months ended June 30, 2011
	Corporation	Partnership	Eliminations	Consolidated
(Loss) income before provision for income tax	$(2,541)	$20,951	$(3,298)	$15,112
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	$(889)	$—	$—	$(889)
Permanent items	(5)	—	—	(5)
State income taxes net of federal benefit	(72)	107	—	35
Provision on income from Class A units (1)	1,311	—	—	1,311
Other	126	—	—	126
Provision for income tax	$471	$107	$—	$578

	Six months ended June 30, 2010
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$29,408	$86,615	$(2,604)	$113,419
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	$10,293	$—	$—	$10,293
Permanent items	10	—	—	10
State income taxes net of federal benefit	1,049	496	—	1,545
Provision on income from Class A units (1)	8,599	—	—	8,599
Provision for income tax	$19,951	$496	$—	$20,447

(1)                                  The Corporation and the General Partner of the Partnership own Class A units of the Partnership that were received in the merger of the Corporation and the Partnership completed in February 2008. For further discussion of Class A units, see Item 1. Business in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

14. Earnings (Loss) Per Common Unit

The following table shows the computation of basic and diluted net income (loss) per common unit for the three and six months ended June 30, 2011 and 2010, and the weighted-average units used to compute diluted net income (loss) per common unit (in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to the Partnership	$78,497	$60,217	$(5,532)	$81,727
Less: Income allocable to phantom units	719	455	847	551
Income (loss) available for common unitholders	$77,778	$59,762	$(6,379)	$81,176

Weighted average common units outstanding - basic	75,160	71,111	74,847	68,795
Effect of dilutive instruments (1)	106	187	—	94
Weighted average common units outstanding - diluted (1)	75,266	71,298	74,847	68,889

Net income (loss) attributable to the Partnership’s common unitholders per common unit
Basic	$1.03	$0.84	$(0.09)	$1.18
Diluted	$1.03	$0.84	$(0.09)	$1.18

(1)                                  Dilutive instruments include TSR Performance Units and are based on the number of units, if any, that would be issuable at the end of the respective reporting period, assuming that date was the end of the contingency period. For the six months ended June 30, 2011, 131 units were excluded from the calculation of diluted units because the impact was anti-dilutive.

15. Segment Information

The Partnership prepares segment information in accordance with GAAP. Certain items below Income from operations in the accompanying Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual segments. Management does not consider these items allocable to or controllable by any individual segment and therefore excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests.

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments, for the three and six months ended June 30, 2011 and 2010 and capital expenditures for the six months ended June 30, 2011 and 2010 for the reported segments (in thousands).

Three months ended June 30, 2011:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$235,575	$53,676	$48,337	$24,683	$362,271
Purchased product costs	128,988	15,702	9,890	—	154,580
Net operating margin	106,587	37,974	38,447	24,683	207,691
Facility expenses	20,855	6,929	7,269	8,312	43,365
Portion of operating income attributable to non-controlling interests	1,346	—	15,182	—	16,528
Operating income before items not allocated to segments	$84,386	$31,045	$15,996	$16,371	$147,798

Three months ended June 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$155,043	$81,322	$18,738	$21,845	$276,948
Purchased product costs	71,389	56,734	—	—	128,123
Net operating margin	83,654	24,588	18,738	21,845	148,825
Facility expenses	19,395	5,062	6,140	9,395	39,992
Portion of operating income attributable to non-controlling interests	1,556	—	5,208	—	6,764
Operating income before items not allocated to segments	$62,703	$19,526	$7,390	$12,450	$102,069

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the three months ended June 30, 2011 and 2010 (in thousands).

	Three months ended June 30,
	2011	2010

Total segment revenue	$362,271	$276,948
Derivative gain not allocated to segments	40,590	46,902
Revenue deferral adjustment (1)	(2,422)	—
Total revenue	$400,439	$323,850

Operating income before items not allocated to segments	$147,798	$102,069
Portion of operating income attributable to non-controlling interests	16,528	6,764
Derivative gain not allocated to segments	37,917	54,360
Revenue deferral adjustment (1)	(2,422)	—
Compensation expense included in facility expenses not allocated to segments	(188)	(286)
Facility expenses adjustments	2,855	2,851
Selling, general and administrative expenses	(18,580)	(16,419)
Depreciation	(37,201)	(29,818)
Amortization of intangible assets	(10,830)	(10,193)
Loss on disposal of property, plant and equipment	(2,373)	(188)
Accretion of asset retirement obligations	(290)	(69)
Income from operations	133,214	109,071

(Loss) earnings from unconsolidated affiliate	(216)	1,585
Interest income	63	377
Interest expense	(27,874)	(25,755)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,443)	(2,280)
Miscellaneous income (expense), net	169	(9)
Income before provision for income tax	$103,913	$82,989

(1)                                 Amount relates to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended June 30, 2011, approximately $0.2 million and $2.2 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Six months ended June 30, 2011:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$437,349	$145,767	$89,556	$46,442	$719,114
Purchased product costs	232,184	56,580	19,445	—	308,209
Net operating margin	205,165	89,187	70,111	46,442	410,905
Facility expenses	41,012	12,523	13,767	17,302	84,604
Portion of operating income attributable to non-controlling interests	2,518	—	27,559	—	30,077
Operating income before items not allocated to segments	$161,635	$76,664	$28,785	$29,140	$296,224

Capital expenditures	$51,312	$3,370	$176,027	$845	$231,554
Capital expenditures not allocated to segments					2,562
Total capital expenditures					$234,116

Six months ended June 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$320,007	$193,170	$37,748	$41,638	$592,563
Purchased product costs	146,014	123,821	2,584	—	272,419
Net operating margin	173,993	69,349	35,164	41,638	320,144
Facility expenses	39,884	9,287	13,453	15,090	77,714
Portion of operating income attributable to non-controlling interests	3,056	—	8,845	—	11,901
Operating income before items not allocated to segments	$131,053	$60,062	$12,866	$26,548	$230,529

Capital expenditures	$71,734	$1,113	$175,848	$2,990	$251,685
Capital expenditures not allocated to segments					1,575
Total capital expenditures					$253,260

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the six months ended June 30, 2011 and 2010 (in thousands).

	Six months ended June 30,
	2011	2010

Total segment revenue	$719,114	$592,563
Derivative (loss) gain not allocated to segments	(45,089)	39,666
Revenue deferral adjustment (1)	(10,365)	—
Total revenue	$663,660	$632,229

Operating income before items not allocated to segments	$296,224	$230,529
Portion of operating income attributable to non-controlling interests	30,077	11,901
Derivative (loss) gain not allocated to segments	(64,145)	34,541
Revenue deferral adjustment (1)	(10,365)	—
Compensation expense included in facility expenses not allocated to segments	(1,228)	(1,008)
Facility expenses adjustments	5,710	3,390
Selling, general and administrative expenses	(40,292)	(37,927)
Depreciation	(71,565)	(58,005)
Amortization of intangible assets	(21,647)	(20,386)
Loss on disposal of property, plant and equipment	(4,472)	(179)
Accretion of asset retirement obligations	(377)	(212)
Income from operations	117,920	162,644

(Loss) earnings from unconsolidated affiliate	(755)	1,517
Interest income	152	763
Interest expense	(56,137)	(49,537)
Amortization of deferred financing costs and discount (a component of interest expense)	(2,871)	(4,892)
Derivative gain related to interest expense	—	1,871
Loss on redemption of debt	(43,328)	—
Miscellaneous income, net	131	1,053
Income before provision for income tax	$15,112	$113,419

(1)                                 Amount relates to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the six months ended June 30, 2011, approximately $6.7 million and $3.6 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

The tables below present information about segment assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Southwest	$1,672,813	$1,646,607
Northeast	453,888	244,219
Liberty	884,981	743,943
Gulf Coast	588,030	573,456
Total segment assets	3,599,712	3,208,225
Assets not allocated to segments:
Certain cash and cash equivalents	65,836	49,776
Fair value of derivatives	6,184	4,762
Investment in unconsolidated affiliate	27,633	28,688
Other (1)	35,660	41,911
Total assets	$3,735,025	$3,333,362

(1)                                 Includes corporate fixed assets, deferred financing costs, income tax receivable, receivables and other corporate assets not allocated to segments.

16. Supplemental Condensed Consolidating Financial Information

The Partnership has no operations independent of its subsidiaries. As of June 30, 2011, the Partnership’s obligations under the outstanding Senior Notes (see Note 9) were fully and unconditionally guaranteed, jointly and severally, by all of its wholly-owned subsidiaries. MarkWest Liberty Midstream and MarkWest Pioneer, together with certain of the Partnership’s other subsidiaries that do not guarantee the outstanding Senior Notes, have significant assets and operations in aggregate. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities. The operations, cash flows and financial position of the co-issuer of the Senior Notes, MarkWest Energy Finance Corporation, are minor and therefore have been included with the Parent’s financial information. Condensed consolidating financial information for the Partnership, its combined guarantor and combined non-guarantor subsidiaries as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$71,584	$23,448	$—	$95,035
Receivables and other current assets	846	216,623	26,217	—	243,686
Intercompany receivables	1,667,583	9,237	9,688	(1,686,508)	—
Fair value of derivative instruments	—	2,835	—	—	2,835
Total current assets	1,668,432	300,279	59,353	(1,686,508)	341,556

Total property, plant and equipment, net	4,379	1,657,181	956,486	(14,204)	2,603,842

Other long-term assets:
Restricted cash	—	—	28,100	—	28,100
Investment in unconsolidated affiliate	—	27,633	—	—	27,633
Investment in consolidated affiliates	825,036	482,222	—	(1,307,258)	—
Intangibles, net of accumulated amortization	—	625,177	560	—	625,737
Fair value of derivative instruments	—	3,349	—	—	3,349
Intercompany notes receivable	215,160	—	—	(215,160)	—
Other long-term assets	33,657	70,780	371	—	104,808
Total assets	$2,746,664	$3,166,621	$1,044,870	$(3,223,130)	$3,735,025

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$9,217	$1,677,066	$225	$(1,686,508)	$—
Fair value of derivative instruments	—	78,345	—	—	78,345
Other current liabilities	29,173	195,445	63,779	—	288,397
Total current liabilities	38,390	1,950,856	64,004	(1,686,508)	366,742

Deferred income taxes	1,606	5,254	—	—	6,860
Intercompany notes payable	—	192,160	23,000	(215,160)	—
Fair value of derivative instruments	—	81,121	—	—	81,121
Long-term debt, net of discounts	1,582,102	—	—	—	1,582,102
Other long-term liabilities	3,412	112,194	192	—	115,798

Equity:
MarkWest Energy Partners, L.P. partners’ capital	1,121,154	825,036	957,674	(1,796,914)	1,106,950
Non-controlling interest in consolidated subsidiaries	—	—	—	475,452	475,452
Total equity	1,121,154	825,036	957,674	(1,321,462)	1,582,402
Total liabilities and equity	$2,746,664	$3,166,621	$1,044,870	$(3,223,130)	$3,735,025

	As of December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63,850	$3,600	$—	$67,450
Receivables and other current assets	1,708	172,209	52,834	—	226,751
Intercompany receivables	1,440,302	1,099	7,635	(1,449,036)	—
Fair value of derivative instruments	—	4,345	—	—	4,345
Total current assets	1,442,010	241,503	64,069	(1,449,036)	298,546

Total property, plant and equipment, net	4,623	1,512,763	812,898	(11,260)	2,319,024

Other long-term assets:
Restricted cash	—	—	28,001	—	28,001
Investment in unconsolidated affiliate	—	28,688	—	—	28,688
Investment in consolidated affiliates	716,673	368,864	—	(1,085,537)	—
Intangibles, net of accumulated amortization	—	613,000	578	—	613,578
Fair value of derivative instruments	—	417	—	—	417
Intercompany notes receivable	197,710	—	—	(197,710)	—
Other long-term assets	32,587	12,139	382	—	45,108
Total assets	$2,393,603	$2,777,374	$905,928	$(2,743,543)	$3,333,362

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$672	$1,447,799	$565	$(1,449,036)	$—
Fair value of derivative instruments	—	65,489	—	—	65,489
Other current liabilities	31,882	173,667	70,804	—	276,353
Total current liabilities	32,554	1,686,955	71,369	(1,449,036)	341,842

Deferred income taxes	2,533	7,894	—	—	10,427
Intercompany notes payable	—	197,710	—	(197,710)	—
Fair value of derivative instruments	—	66,290	—	—	66,290
Long-term debt, net of discounts	1,273,434	—	—	—	1,273,434
Other long-term liabilities	3,319	101,852	178	—	105,349

Equity:
MarkWest Energy Partners, L.P. partners’ capital	1,081,763	716,673	834,381	(1,562,314)	1,070,503
Non-controlling interest in consolidated subsidiaries	—	—	—	465,517	465,517
Total equity	1,081,763	716,673	834,381	(1,096,797)	1,536,020
Total liabilities and equity	$2,393,603	$2,777,374	$905,928	$(2,743,543)	$3,333,362

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$348,371	$52,068	$—	$400,439
Operating expenses:
Purchased product costs	—	144,403	9,923	—	154,326
Facility expenses	—	35,419	8,373	(167)	43,625
Selling, general and administrative expenses	11,224	7,153	1,932	(1,729)	18,580
Depreciation and amortization	181	38,008	10,011	(169)	48,031
Other operating expenses	374	1,987	302	—	2,663
Total operating expenses	11,779	226,970	30,541	(2,065)	267,225

(Loss) income from operations	(11,779)	121,401	21,527	2,065	133,214

Earnings from consolidated affiliates	114,152	10,769	—	(124,921)	—
Other expense, net	(22,071)	(3,759)	(50)	(3,421)	(29,301)
Income before provision for income tax	80,302	128,411	21,477	(126,277)	103,913
Provision for income tax expense	449	14,259	—	—	14,708
Net income	79,853	114,152	21,477	(126,277)	89,205
Net income attributable to non-controlling interest	—	—	—	(10,708)	(10,708)
Net income attributable to the Partnership	$79,853	$114,152	$21,477	$(136,985)	$78,497

	Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$300,437	$23,413	$—	$323,850
Operating expenses:
Purchased product costs	—	119,707	24	—	119,731
Facility expenses	—	31,350	7,174	(163)	38,361
Selling, general and administrative expenses	11,259	4,893	1,477	(1,210)	16,419
Depreciation and amortization	144	33,924	6,025	(82)	40,011
Other operating expenses	—	250	7	—	257
Total operating expenses	11,403	190,124	14,707	(1,455)	214,779

(Loss) income from operations	(11,403)	110,313	8,706	1,455	109,071

Earnings from consolidated affiliates	93,532	2,436	—	(95,968)	—
Other (expense) income, net	(19,585)	(3,537)	481	(3,441)	(26,082)
Income before provision for income tax	62,544	109,212	9,187	(97,954)	82,989
Provision for income tax expense	341	15,680	—	—	16,021
Net income	62,203	93,532	9,187	(97,954)	66,968
Net income attributable to non-controlling interest	—	—	—	(6,751)	(6,751)
Net income attributable to the Partnership	$62,203	$93,532	$9,187	$(104,705)	$60,217

	Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$566,851	$96,809	$—	$663,660
Operating expenses:
Purchased product costs	—	307,847	19,502	—	327,349
Facility expenses	—	64,350	16,022	(334)	80,038
Selling, general and administrative expenses	24,078	15,371	3,969	(3,126)	40,292
Depreciation and amortization	356	74,477	18,696	(317)	93,212
Other operating expenses	673	3,826	350	—	4,849
Total operating expenses	25,107	465,871	58,539	(3,777)	545,740

(Loss) income from operations	(25,107)	100,980	38,270	3,777	117,920

Earnings from consolidated affiliates	112,919	18,144	—	(131,063)	—
Loss on redemption of debt	(43,328)	—	—	—	(43,328)
Other expense, net	(46,965)	(5,734)	(60)	(6,721)	(59,480)
(Loss) income before provision for income tax	(2,481)	113,390	38,210	(134,007)	15,112
Provision for income tax expense	107	471	—	—	578
Net (loss) income	(2,588)	112,919	38,210	(134,007)	14,534
Net income attributable to non-controlling interest	—	—	—	(20,066)	(20,066)
Net (loss) income attributable to the Partnership	$(2,588)	$112,919	$38,210	$(154,073)	$(5,532)

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$585,581	$46,648	$—	$632,229
Operating expenses:
Purchased product costs	—	274,780	2,636	—	277,416
Facility expenses	—	60,143	15,643	(326)	75,460
Selling, general and administrative expenses	23,040	14,528	2,787	(2,428)	37,927
Depreciation and amortization	291	66,634	11,622	(156)	78,391
Other operating expenses	—	95	296	—	391
Total operating expenses	23,331	416,180	32,984	(2,910)	469,585

(Loss) income from operations	(23,331)	169,401	13,664	2,910	162,644

Earnings from consolidated affiliates	147,385	3,265	—	(150,650)	—
Other (expense) income, net	(39,136)	(5,330)	846	(5,605)	(49,225)
Income before provision for income tax	84,918	167,336	14,510	(153,345)	113,419
Provision for income tax expense	496	19,951	—	—	20,447
Net income	84,422	147,385	14,510	(153,345)	92,972
Net income attributable to non-controlling interest	—	—	—	(11,245)	(11,245)
Net income attributable to the Partnership	$84,422	$147,385	$14,510	$(164,590)	$81,727

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(66,828)	$189,342	$87,113	$(3,263)	$206,364

Cash flows from investing activities:
Capital expenditures	(610)	(58,715)	(179,302)	4,511	(234,116)
Acqusitions	—	(230,728)	—	—	(230,728)
Equity investments	(21,556)	(130,361)	—	151,917	—
Distributions from consolidated affiliates	27,208	35,147	—	(62,355)	—
Investment in intercompany notes, net	(17,450)	—	—	17,450	—
Proceeds from disposal of property, plant and equipment	—	89	3,954	(1,248)	2,795
Net cash used in investing activities	(12,408)	(384,568)	(175,348)	110,275	(462,049)

Cash flows from financing activities:
Proceeds from revolving credit facility	781,700	—	—	—	781,700
Payments of revolving credit facility	(535,200)	—	—	—	(535,200)
Proceeds from long-term debt	499,000	—	—	—	499,000
Payments of long-term debt	(437,848)	—	—	—	(437,848)
Payments of premiums on redemption of long-term debt	(39,520)	—	—	—	(39,520)
(Payments of) proceeds from intercompany notes, net	—	(5,550)	23,000	(17,450)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(6,747)	—	—	—	(6,747)
Contributions from parent, net	—	21,556	—	(21,556)	—
Contributions to joint ventures, net	—	—	154,761	(130,361)	24,400
Payments of SMR liability	—	(916)	—	—	(916)
Proceeds from public equity offering, net	138,163	—	—	—	138,163
Share-based payment activity	(6,269)	1,096	—	—	(5,173)
Payment of distributions	(100,058)	(27,208)	(69,678)	62,355	(134,589)
Intercompany advances, net	(213,982)	213,982	—	—	—
Net cash provided by financing activities	79,239	202,960	108,083	(107,012)	283,270

Net increase in cash	3	7,734	19,848	—	27,585
Cash and cash equivalents at beginning of year	—	63,850	3,600	—	67,450
Cash and cash equivalents at end of period	$3	$71,584	$23,448	$—	$95,035

	Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(48,230)	$158,451	$23,266	$(2,851)	$130,636

Cash flows from investing activities:
Capital expenditures	(282)	(76,186)	(179,643)	2,851	(253,260)
Equity investments	(20,540)	(101,629)	—	122,169	—
Distributions from consolidated affiliates	25,238	6,395	—	(31,633)	—
Collection of intercompany notes, net	550	—	—	(550)	—
Proceeds from disposal of property, plant and equipment	—	417	—	—	417
Net cash provided by (used in) investing activities	4,966	(171,003)	(179,643)	92,837	(252,843)

Cash flows from financing activities:
Proceeds from revolving credit facility	213,404	—	—	—	213,404
Payments of revolving credit facility	(221,204)	—	—	—	(221,204)
Payments of intercompany notes, net	—	(550)	—	550	—
Contributions from parent, net	—	20,540	—	(20,540)	—
Contributions to joint ventures, net	—	—	222,186	(101,629)	120,557
Payments of SMR liability	—	(480)	—	—	(480)
Proceeds from public offering, net	142,255	—	—	—	142,255
Share-based payment activity	(3,730)	97	—	—	(3,633)
Payment of distributions	(88,858)	(25,238)	(9,110)	31,633	(91,573)
Intercompany advances, net	1,397	(1,397)	—	—	—
Net cash provided by (used in) financing activities	43,264	(7,028)	213,076	(89,986)	159,326

Net (decrease) increase in cash	—	(19,580)	56,699	—	37,119
Cash and cash equivalents at beginning of year	—	74,448	23,304	—	97,752
Cash and cash equivalents at end of period	$—	$54,868	$80,003	$—	$134,871

17. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flow information (in thousands).

	Six months ended June 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$57,820	$49,541
Cash paid for income taxes, net of refunds	514	4,690

Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$58,429	$56,578
Interest capitalized on construction in progress	199	2,705
Issuance of common units for vesting of share-based payment awards	5,282	7,030

18. Subsequent Events

On July 13, 2011, the Partnership completed a public offering of approximately 4.0 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option.  Net proceeds after deducting underwriters’ fees and other third-party expenses were approximately $185.1 million and were used to repay borrowings under the Credit Facility and to partially fund the ongoing capital expenditure program.

On July 15, 2011, the Partnership repurchased the 2016 Senior Notes that were outstanding as of June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis (“MD&A”) contains statements that are forward-looking and should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010. Statements that are not historical facts are forward- looking statements. We use words such as “could,” “may,” “predict,” “should,” “expect,” “hope,” “continue,” “potential,” “plan,” “intend,” “anticipate,” “project,” “believe,” “estimate,” and similar expressions to identify forward-looking statements. These statements are based on current expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors. We do not update publicly any forward-looking statement with new information or future events. Undue reliance should not be placed on forward-looking statements as many of these factors are beyond our ability to control or predict.

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

Significant Financial and Other Highlights

Significant financial and other highlights for the three months ended June 30, 2011 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•                  Total segment operating income before items not allocated to segments (a non-GAAP financial measure, see below) increased approximately $45.7 million, or 45%, for the three months ended June 30, 2011 compared to the same period in 2010. The increase is due primarily to higher commodity prices in 2011, expanding operations in our Liberty and Northeast segments and increased volumes from a large producer in our Southwest segment. The increase was partially offset by a $6.3 million increase in cash paid for the settlement of commodity derivative positions.

•                  The cryogenic processing capacity in the Liberty segment increased by 335 MMcf/d to a total of 625 MMcf/d as a 200 MMcf/d processing facility at our Houston, Pennsylvania processing complex began operations in April 2011 and a 135 MMcf/d processing facility at our Majorsville processing complex began operations in June 2011.

Non-GAAP financial measures

In evaluating the Partnership’s financial performance, management utilizes the segment performance measures, segment revenues and operating income before items not allocated to segments. These financial measures are presented in Note 15 to the accompanying condensed consolidated financial statements and are considered non-GAAP financial measures when presented outside of the notes to the condensed consolidated financial statements. The use of these measures allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources. See Note 15 to the accompanying condensed consolidated financial statements for the reconciliations of segment revenue and operating income before items not allocated to segments to the respective most comparable GAAP measure.

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

The following is a reconciliation to Income from operations, the most comparable GAAP financial measure to net operating margin (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Segment revenue	$362,271	$276,948	$719,114	$592,563
Purchased product costs	154,580	128,123	308,209	272,419
Net operating margin	207,691	148,825	410,905	320,144
Facility expenses	40,698	37,427	80,122	75,332
Derivative (gain) loss	(37,917)	(54,360)	64,145	(34,541)
Revenue deferral adjustment	2,422	—	10,365	—
Selling, general and administrative expenses	18,580	16,419	40,292	37,927
Depreciation	37,201	29,818	71,565	58,005
Amortization of intangible assets	10,830	10,193	21,647	20,386
Loss on disposal of property, plant and equipment	2,373	188	4,472	179
Accretion of asset retirement obligations	290	69	377	212
Income from operations	$133,214	$109,071	$117,920	$162,644

Segment revenues, operating income before items not allocated to segments and net operating margin (collectively the “Non-GAAP Measures”) do not have any standardized definition and therefore are unlikely to be comparable to similar measures presented by other reporting companies. Non-GAAP Measures should not be evaluated in isolation of, or as a substitute for, our financial results prepared in accordance with GAAP. Non-GAAP Measures and the underlying methodology in excluding certain revenues or charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, receive such revenue or incur such charges in future periods.

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

The following table does not give effect to our active commodity risk management program. For the six months ended June 30, 2011, we calculated the following approximate percentages of our segment revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds (1)	Percent-of-Index (2)	Keep-Whole (3)	Total
Segment revenue	21%	36%	4%	39%	100%
Net operating margin (4)	37%	29%	0%	34%	100%

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

•                  Oklahoma.  We own a natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. Natural gas gathered in the Woodford system is processed through Centrahoma Processing LLC (“Centrahoma”), our equity investment. In addition, we own the Foss Lake natural gas gathering system and the Arapaho natural gas processing complex, all located in Roger Mills, Custer and Ellis Counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. The majority of the gathered gas ultimately is compressed and delivered to the processing plants. We also own the Grimes gathering system that is located in Roger Mills and Beckham Counties in western Oklahoma and a gathering system in the Granite Wash formation in the Texas panhandle that are connected to our Arapaho processing complex. We plan to complete the Arapaho III natural gas processing plant in the third quarter of 2011, which will increase our processing capacity at the Arapaho complex by 75 MMcf/d to a total of 235 MMcf/d. The gathering and processing expansions are supported by long-term agreements with producer customers.

Through our joint venture MarkWest Pioneer, we operate the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that interconnects with the Midcontinent Express Pipeline and Gulf Crossing Pipeline at Bennington, Oklahoma and is designed to provide approximately 638,000 Dth/d of Woodford Shale takeaway capacity.

•                  Other Southwest.  We own a number of natural gas gathering systems and lateral pipelines located in Texas, Louisiana, Mississippi and New Mexico, including the Appleby gathering system in Nacogdoches County, Texas. We gather a significant portion of the natural gas produced from fields adjacent to our gathering systems, including from wells targeting the Haynesville Shale. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems we are the sole gatherer. Our Hobbs, New Mexico natural gas lateral pipeline is subject to regulation by FERC.

Northeast

•                  Appalachia.  We are the largest processor and fractionator of natural gas in the Appalachian Basin, with fully integrated processing, fractionation, storage and marketing operations. The Appalachian Basin is a large natural gas producing region characterized by long-lived reserves and modest decline rates. Our Appalachian assets include the Kenova, Boldman, Cobb, Kermit and the recently acquired Langley natural gas processing plants, an NGL pipeline and the Siloam NGL fractionation plant. In connection with the

Langley Acquisition, we will complete the construction of the Ranger Pipeline to connect the Langley Processing Facilities to our existing NGL pipeline that transports NGLs to our Siloam fractionation facility. We have an obligation to install an additional cryogenic natural gas processing plant with a capacity of at least 60 MMcf/d in 2012. In addition, we have two caverns for storing propane and additional propane storage capacity under a long-term firm-capacity agreement with a third party. The Appalachia operations include fractionation and marketing services on behalf of the Liberty segment.

•                  Michigan.  We own and operate a FERC-regulated crude oil pipeline in Michigan providing transportation service for three shippers.

Liberty

•                  Marcellus Shale.  We operate natural gas gathering systems and processing facilities located primarily in southwestern Pennsylvania and northern West Virginia through MarkWest Liberty Midstream. We are the largest processor of natural gas in the Marcellus Shale, with fully integrated processing, fractionation, storage and marketing operations that are critical to the liquids-rich gas development in the northeast United States. We currently have 355 MMcf/d of cryogenic processing capacity at our Houston, Pennsylvania processing complex, which includes a 200 MMcf/d cryogenic plant that began operations in the second quarter of 2011. We currently have 270 MMcf/d of cryogenic processing capacity at our Majorsville, West Virginia processing complex, which includes a 135 MMcf/d cryogenic plant that began operations in the second quarter of 2011.  We will also construct a 120 MMcf/d cryogenic processing plant in Mobley, West Virginia to be completed in the first half of 2012. The planned and existing capacity discussed above is supported by long-term agreements with our producer customers. We also plan to construct a 200 MMcf/d cryogenic processing plant in northern West Virginia that is also supported by a long-term agreement, the terms of which are subject to confidentiality obligations. This plant is expected to be completed in the second half of 2012. Each of the processing plants in the Liberty segment will utilize the Houston fractionation facilities through new and existing NGL pipelines. In addition, we will also construct an extension of our Majorsville NGL pipeline to receive NGLs produced at a third-party’s Fort Beeler processing plant. This will allow certain producers to benefit from our integrated NGL fractionation and marketing system.

We also plan to complete a 60,000 Bbl/d fractionation facility at our Houston, Pennsylvania complex in 2011. Propane is currently recovered at our Houston processing complex. Further fractionation of the remaining portion of the NGL stream produced at the Liberty processing plants will continue to be performed at the Siloam NGL fractionation plant in our Northeast segment until we have completed construction of our Houston fractionation facility. We also have an interconnect with a key interstate pipeline providing an additional market outlet for the propane produced from this region.

By the end of 2012, MarkWest Liberty Midstream is expected to operate 945 MMcf/d of cryogenic processing capacity serving Marcellus liquids-rich gas producers in southwestern Pennsylvania and northern West Virginia from its Houston, Majorsville, and recently announced processing complexes in West Virginia.

We are jointly developing two projects with Sunoco Logistics, L.P. (“Sunoco”) to provide Marcellus producers with access to multiple ethane markets to serve the growing liquids-rich gas production in the Marcellus. For both projects, Project Mariner and Mariner West, MarkWest Liberty Midstream would be expected to make minor modifications to its natural gas processing complexes, install ethane extraction facilities at its Houston complex, and construct pipelines from the Houston complex to interconnections with existing Sunoco pipelines. Project Mariner is a pipeline and marine project intended to deliver purity ethane produced in the Marcellus to Gulf Coast and international markets. Project Mariner is anticipated to have initial capacity to transport up to 50,000 Bbl/d of ethane by mid-2013. Mariner West, which was announced during the first quarter of 2011, is a joint pipeline project intended to deliver Marcellus ethane to Sarnia, Ontario, Canada markets. Mariner West, which is being developed at the request of Marcellus producer customers and is supported by Sarnia ethane consumers, would utilize new and existing pipelines and is anticipated to have an initial capacity to transport up to 50,000 Bbl/d of ethane by mid-2013. Priority service will be available to shippers making long-term commitments during the period commencing July 21, 2011 through August 22, 2011.

Gulf Coast

•                  Javelina.  We own and operate the Javelina processing facility, a natural gas processing facility in Corpus Christi, Texas that treats and processes off-gas from six local refineries operated by three different refinery customers. We also have a product supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for all of the product processed by the SMR that is operated by a third party. The product received under this agreement will be sold to a refinery customer pursuant to a corresponding long-term agreement.

The following summarizes the percentage of our segment revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the six months ended June 30, 2011:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	61%	20%	13%	6%	100%
Net operating margin	50%	22%	17%	11%	100%

Segment Operating Results

Items below Income from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present financial information, as evaluated by management, for the reported segments for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010. The information includes net operating margin, a non-GAAP financial measure. See above for a reconciliation of net operating margin to Income from operations, the most comparable GAAP financial measure.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Southwest

	Three months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$235,575	$155,043	$80,532	52%
Purchased product costs	128,988	71,389	57,599	81%
Net operating margin	106,587	83,654	22,933	27%
Facility expenses	20,855	19,395	1,460	8%
Portion of operating income attributable to non-controlling interests	1,346	1,556	(210)	(14)%
Operating income before items not allocated to segments	$84,386	$62,703	$21,683	35%

Segment Revenue.  Revenue increased primarily due to higher commodity prices, higher condensate revenue and an increase in NGL and natural gas volumes in Oklahoma.

Purchased Product Costs.  Purchased product costs increased primarily due to higher commodity prices and increased NGL and natural gas volumes in Western Oklahoma and our Woodford system.

Northeast

	Three months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$53,676	$81,322	$(27,646)	(34)%
Purchased product costs	15,702	56,734	(41,032)	(72)%
Net operating margin	37,974	24,588	13,386	54%
Facility expenses	6,929	5,062	1,867	37%
Operating income before items not allocated to segments	$31,045	$19,526	$11,519	59%

Segment Revenue.  Revenue decreased primarily due to a contract change related to the Langley Acquisition. Subsequent to the Langley Acquisition, we continue to market the NGLs, however we are acting as an agent and therefore record revenue net of purchase product costs. Prior to the contract change we were acting as the principal. Revenue also decreased due to a decrease in volumes processed under keep-whole terms primarily due to the required repairs of a significant transmission pipeline feeding our Kenova plant. The transmission pipeline is scheduled to be repaired in the last half of 2011 after which we expect volumes to return to normal levels.

Purchased Product Costs.  Purchased product costs decreased due to the contract change related to the Langley Acquisition discussed in the Segment Revenue section above. In addition, purchased product costs decreased as a percentage of revenue due to an increase in the spread between NGL and natural gas prices.

Facility Expenses.  Facility expenses increased primarily due to the Langley Acquisition completed on February 1, 2011.

Liberty

	Three months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$48,337	$18,738	$29,599	158%
Purchased product costs	9,890	—	9,890	N/A
Net operating margin	38,447	18,738	19,709	105%
Facility expenses	7,269	6,140	1,129	18%
Portion of operating income attributable to non-controlling interests	15,182	5,208	9,974	192%
Operating income before items not allocated to segments	$15,996	$7,390	$8,606	116%

Segment Revenue.  Revenue increased due to ongoing expansion of the Liberty operations and higher NGL prices. Revenue increased approximately $12.5 million related to gathering and processing fees and approximately $15.9 million related to NGL product sales.

Purchased Product Costs.  Purchased product costs increased primarily due to the purchase of product from certain producers, which began in the second half of 2010.

Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Liberty operations partially offset by a reduction in compressor rental expense as compressors were purchased in the first quarter of 2010 and by environmental and remediation costs incurred in 2010 that did not recur in 2011.

Portion of Operating Income Attributable to Non-controlling Interests.  Portion of operating income attributable to non-controlling interests represents M&R’s interest in net operating income of MarkWest Liberty Midstream. The increase is the result of ongoing expansion of the Liberty operations, as well as M&R’s interest increasing from 40% to 49% effective January 1, 2011.

Gulf Coast

	Three months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$24,683	$21,845	$2,838	13%
Purchased product costs	—	—	—	N/A
Net operating margin	24,683	21,845	2,838	13%
Facility expenses	8,312	9,395	(1,083)	(12)%
Operating income before items not allocated to segments	$16,371	$12,450	$3,921	31%

Segment Revenue.  Revenue increased primarily due to higher pricing on NGL products offset by lower overall volumes.

Facility Expenses.  Facility expenses decreased primarily due to lower water disposal costs as well as a reduction in property taxes and other miscellaneous operating expenses.

Reconciliation of Segment Operating Income to Consolidated (Loss) Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the three months ended June 30, 2011 and 2010. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Total segment revenue	$362,271	$276,948	$85,323	31%
Derivative gain not allocated to segments	40,590	46,902	(6,312)	(13)%
Revenue deferral adjustment	(2,422)	—	(2,422)	N/A
Total revenue	400,439	$323,850	76,589	24%

Operating income before items not allocated to segments	$147,798	$102,069	$45,729	45%
Portion of operating income attributable to non-controlling interests	16,528	6,764	9,764	144%
Derivative gain not allocated to segments	37,917	54,360	(16,443)	(30)%
Revenue deferral adjustment	(2,422)	—	(2,422)	N/A
Compensation expense included in facility expenses not allocated to segments	(188)	(286)	98	(34)%
Facility expenses adjustments	2,855	2,851	4	0%
Selling, general and administrative expenses	(18,580)	(16,419)	(2,161)	13%
Depreciation	(37,201)	(29,818)	(7,383)	25%
Amortization of intangible assets	(10,830)	(10,193)	(637)	6%
Loss on disposal of property, plant and equipment	(2,373)	(188)	(2,185)	1,162%
Accretion of asset retirement obligations	(290)	(69)	(221)	320%
Income from operations	133,214	109,071	24,143	22%

(Loss) gain from unconsolidated affiliate	(216)	1,585	(1,801)	(114)%
Interest income	63	377	(314)	(83)%
Interest expense	(27,874)	(25,755)	(2,119)	8%
Amortization of deferred financing costs and discount (a component of interest expense)	(1,443)	(2,280)	837	(37)%
Miscellaneous income (expense), net	169	(9)	178	(1,978)%
Income before provision for income tax	$103,913	$82,989	$20,924	25%

Derivative Loss Not Allocated to Segments.  Unrealized gain from the mark-to-market of our derivative instruments was $55.7 million for the three months ended June 30, 2011 compared to an unrealized gain of $65.8 million for the same period in 2010. Realized loss from the settlement of our derivative instruments was $17.7 million for the three months ended June 30, 2011 compared to $11.4 million for the same period in 2010. The total change of $16.4 million is due mainly to volatility in commodity prices.

Revenue Deferral Adjustment.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended June 30, 2011, approximately $0.2 million and $2.2 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the current quarter’s amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Facility Expenses Adjustments.  Facility expenses adjustments consist of the reallocation of the MarkWest Pioneer field services fee and the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Gulf Coast segment.

Selling, General and Administrative.  Selling, general and administrative expenses increased primarily due to higher labor and benefits expenses.

Depreciation.  Depreciation increased due to additional projects completed during 2010 and the second quarter of 2011, as well as the Langley Acquisition.

Interest Expense.  Interest expense increased primarily due to increased borrowings under our Credit Facility and a net increase in our borrowings resulting from our Senior Notes offerings and related redemptions in order to fund our capital plan.

Amortization of Deferred Financing Costs and Discount.  Amortization of deferred financing costs and discount decreased primarily due to the write off of the unamortized discount associated with our 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”), which were redeemed in the fourth quarter of 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Southwest

	Six months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$437,349	$320,007	$117,342	37%
Purchased product costs	232,184	146,014	86,170	59%
Net operating margin	205,165	173,993	31,172	18%
Facility expenses	41,012	39,884	1,128	3%
Portion of operating income attributable to non-controlling interests	2,518	3,056	(538)	(18)%
Operating income before items not allocated to segments	$161,635	$131,053	$30,582	23%

Segment Revenue.  Revenue increased primarily due to higher commodity prices, higher condensate revenue and an increase in NGL and natural gas volumes in Oklahoma.

Purchased Product Costs.  Purchased product costs increased primarily due to higher commodity prices and increased NGL and natural gas volumes in Western Oklahoma and our Woodford system.

Northeast

	Six months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$145,767	$193,170	$(47,403)	(25)%
Purchased product costs	56,580	123,821	(67,241)	(54)%
Net operating margin	89,187	69,349	19,838	29%
Facility expenses	12,523	9,287	3,236	35%
Operating income before items not allocated to segments	$76,664	$60,062	$16,602	28%

Segment Revenue.  Revenue decreased primarily due to a contract change related to the Langley Acquisition. Subsequent to the Langley Acquisition, we continue to market the NGLs, however we are acting as an agent and therefore record revenue net of purchase product costs. Prior to the contract change we were acting as the principal. Revenue also decreased due to a decrease in volumes processed under keep-whole terms primarily due to the required repairs of a significant transmission pipeline feeding our Kenova plant. The transmission pipeline is scheduled to be repaired in the second half of 2011 after which we expect volumes to return to normal levels.

Purchased Product Costs.  Purchased product costs decreased due to the contract change related to the Langley Acquisition discussed in the Segment Revenue section above. In addition, purchased product costs decreased as a percentage of revenue due to an increase in the spread between NGL and natural gas prices.

Facility Expenses.  Facility expenses increased primarily due to the Langley Acquisition on February 1, 2011.

Liberty

	Six months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$89,556	$37,748	$51,808	137%
Purchased product costs	19,445	2,584	16,861	653%
Net operating margin	70,111	35,164	34,947	99%
Facility expenses	13,767	13,453	314	2%
Portion of operating income attributable to non-controlling interests	27,559	8,845	18,714	212%
Operating income before items not allocated to segments	$28,785	$12,866	$15,919	124%

Segment Revenue.  Revenue increased due to ongoing expansion of the Liberty operations and higher NGL prices. Revenue increased approximately $22.8 million related to gathering and processing fees and approximately $26.5 million related to NGL product sales.

Purchased Product Costs.  Purchased product costs increased primarily due to the purchase of product from certain producers, which began in the second half of 2010.

Facility Expenses.  Facility expenses increased due to costs related to the expansion of Liberty operations which were offset by a decrease in repair and maintenance expenses.

Portion of Operating Income Attributable to Non-controlling Interests.  Portion of operating income attributable to non-controlling interests represents M&R’s interest in net operating income of MarkWest Liberty Midstream. The increase is the result of ongoing expansion of the Liberty operations, as well as M&R’s interest increasing from 40% to 49% effective January 1, 2011.

Gulf Coast

	Six months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$46,442	$41,638	$4,804	12%
Purchased product costs	—	—	—	N/A
Net operating margin	46,442	41,638	4,804	12%
Facility expenses	17,302	15,090	2,212	15%
Operating income before items not allocated to segments	$29,140	$26,548	$2,592	10%

Segment Revenue.  Revenue increased primarily due to revenues earned from  the SMR beginning March 2010 and price increases, which were partially offset by a decrease in volumes.

Facility Expenses.  Facility expenses increased primarily due to the operating expenses of the SMR, which was partially offset by a decrease in repairs and maintenance and utilities expense.

Reconciliation of Segment Operating Income to Consolidated (Loss) Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the six months ended June 30, 2011 and 2010. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Six months ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
Total segment revenue	$719,114	$592,563	$126,551	21%
Derivative (loss) gain not allocated to segments	(45,089)	39,666	(84,755)	(214)%
Revenue deferral adjustment	(10,365)	—	(10,365)	N/A
Total revenue	663,660	$632,229	31,431	5%

Operating income before items not allocated to segments	$296,224	$230,529	$65,695	28%
Portion of operating income attributable to non-controlling interests	30,077	11,901	18,176	153%
Derivative (loss) gain not allocated to segments	(64,145)	34,541	(98,686)	(286)%
Revenue deferral adjustment	(10,365)	—	(10,365)	N/A
Compensation expense included in facility expenses not allocated to segments	(1,228)	(1,008)	(220)	22%
Facility expenses adjustments	5,710	3,390	2,320	68%
Selling, general and administrative expenses	(40,292)	(37,927)	(2,365)	6%
Depreciation	(71,565)	(58,005)	(13,560)	23%
Amortization of intangible assets	(21,647)	(20,386)	(1,261)	6%
Loss on disposal of property, plant and equipment	(4,472)	(179)	(4,293)	2,398%
Accretion of asset retirement obligations	(377)	(212)	(165)	78%
Income from operations	117,920	162,644	(44,724)	(27)%

(Loss) earnings from unconsolidated affiliate	(755)	1,517	(2,272)	(150)%
Interest income	152	763	(611)	(80)%
Interest expense	(56,137)	(49,537)	(6,600)	13%
Amortization of deferred financing costs and discount (a component of interest expense)	(2,871)	(4,892)	2,021	(41)%
Derivative gain related to interest expense	—	1,871	(1,871)	(100)%
Loss on redemption of debt	(43,328)	—	(43,328)	N/A
Miscellaneous income, net	131	1,053	(922)	(88)%
Income before provision for income tax	$15,112	$113,419	$(98,307)	(87)%

Derivative Loss Not Allocated to Segments.  Unrealized loss from the mark-to-market of our derivative instruments was $24.2 million for the six months ended June 30, 2011 compared to an unrealized gain of $64.5 million for the same period in 2010. Realized loss from the settlement of our derivative instruments was $40.0 million for the six months ended June 30, 2011 compared to $30.0 million for the same period in 2010. The total change of $98.7 million is due mainly to volatility in commodity prices.

Revenue Deferral Adjustment.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the six months ended June 30, 2011, approximately $6.7 million and $3.6 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Facility Expenses Adjustments.  Facility expenses adjustments consist of the reallocation of the MarkWest Pioneer field services fee and the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Gulf Coast segment.  The increase is due to a full six months of interest expenses related to the SMR in 2011 compared to approximately three months of SMR interest expense in 2010.

Selling, General and Administrative.   Selling, general and administrative expenses increased primarily due to higher labor and benefits expenses.

Depreciation.  Depreciation increased due to additional projects completed during 2010 and the second quarter of 2011, as well as the Langley Acquisition.

Loss on Disposal of Property, Plant and Equipment. The loss relates to non-recurring disposals of miscellaneous equipment, primarily in the Northeast segment.

Interest Expense.  Interest expense increased primarily due to increased borrowings under our Credit Facility and a net increase in our borrowings resulting from our Senior Notes offerings and related redemptions in order to fund our capital plan. Interest expense also increased approximately $1.9 million related to payments of the SMR liability which began in March 2010.

Amortization of Deferred Financing Costs and Discount.  Amortization of deferred financing costs and discount decreased primarily due to the write off of the unamortized discount associated with our 2014 Senior Notes, which were redeemed in the fourth quarter of 2010 partially offset by the amortization of deferred financing costs related to notes issued in the fourth quarter of 2010 and the first quarter of 2011.

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

Operating Data

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Southwest
East Texas
Gathering systems throughput (Mcf/d)	428,300	438,700	(2)%	427,000	433,900	(2)%
NGL product sales (gallons)	59,488,700	61,887,500	(4)%	116,170,000	126,083,300	(8)%

Oklahoma
Foss Lake gathering system throughput (Mcf/d)	72,000	70,600	2%	69,900	72,400	(3)%
Stiles Ranch gathering system throughput (Mcf/d)	144,400	106,100	36%	138,500	111,800	24%
Grimes gathering system throughput (Mcf/d)	7,500	8,000	(6)%	7,300	8,000	(9)%
Arapaho NGL product sales (gallons)	35,088,100	30,093,800	17%	74,108,200	59,537,100	24%
Southeast Oklahoma gathering system throughput (Mcf/d)	511,700	539,400	(5)%	504,900	518,100	(3)%
Southeast Oklahoma NGL product sales (gallons)	32,142,900	23,483,000	37%	61,505,500	42,367,800	45%
Arkoma Connector Pipeline throughput (Mcf/d)	298,400	387,500	(23)%	292,100	372,700	(22)%

Other Southwest
Appleby gathering system throughput (Mcf/d)	24,800	31,600	(22)%	25,600	33,100	(23)%
Other gathering systems throughput (Mcf/d) (1)	6,800	8,700	(22)%	6,700	8,800	(24)%

Northeast
Appalachia(2)
Natural gas processed (Mcf/d)	319,600	199,900	60%	312,500	196,400	59%

Keep-whole sales (gallons)	21,078,000	30,815,000	(32)%	60,913,900	76,587,400	(20)%
Percent-of-proceeds sales (gallons)	33,092,100	30,118,700	10%	63,987,500	57,123,600	12%
Total NGL product sales (gallons) (3)	54,170,100	60,933,700	(11)%	124,901,400	133,711,000	(7)%

Michigan
Crude oil transported for a fee (Bbl/d)	11,500	12,100	(5)%	10,800	12,500	(14)%

Liberty
Marcellus Shale
Natural gas processed (Mcf/d)	298,200	116,000	157%	276,500	105,000	163%
Gathering system throughput (Mcf/d)	232,000	128,500	81%	214,000	114,800	86%
NGL product sales (gallons)	50,668,000	23,462,500	116%	102,429,600	44,992,700	128%

Gulf Coast
Refinery off-gas processed (Mcf/d)	114,600	118,800	(4)%	108,700	116,100	(6)%
Liquids fractionated (Bbl/d)	21,900	22,800	(4)%	20,600	22,700	(9)%

(1)                                  Excludes lateral pipelines where revenue is not based on throughput.

(2)                                  Includes throughput from the Kenova, Cobb, Boldman and Langley processing plants. We acquired the Langley processing plant in February 2011. The volumes reported are the average daily rates for the days of operation.

(3)                                  Represents sales at the Siloam fractionator. The total sales exclude 20,897,000 gallons and 12,648,600 gallons sold by the Northeast on behalf of Liberty for the three months ended June 30, 2011 and 2010, respectively, and 41,542,000 gallons and 23,305,800 gallons sold for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our primary strategy is to expand our asset base through organic growth projects and selective third-party acquisitions that are accretive to our cash available for distribution per common unit. In 2010, we spent approximately $458.7 million primarily on organic expansion opportunities, of which approximately $184 million was funded by our MarkWest Liberty Midstream joint venture partner.

Our 2011 capital plan is summarized in the table below (in millions):

	Full Year Plan		Actual
	Low	High	YTD 6/30/2011
Consolidated growth capital	$615	$660	$228
Liberty joint venture partner’s estimated share of growth capital	(170)	(190)	(54)
Partnership share of growth capital	445	470	174
Langley Acquisition	230	230	231
Partnership share of growth capital and acquisitions	$675	$700	$405
Consolidated maintenance capital	$15	$15	$6

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

Management believes that expenditures for our current capital projects will be funded with cash flows from operations, current cash balances, contributions by our joint venture partner for capital projects encompassed by the Liberty joint venture, and our current borrowing capacity under the Credit Facility. However, it may be necessary to raise additional funds to finance our future capital requirements. Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our Credit Facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of July 28, 2011, our credit ratings were Ba3 with a Stable outlook by Moody’s Investors Service, BB with a Stable outlook by Standard & Poor’s, which reflects an upgrade in the second quarter of 2011, and BB with a Stable outlook by Fitch Ratings. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Debt Financing Activities

On June 15, 2011, we executed a joinder agreement to include an additional member in the bank group and to exercise a portion of the accordion feature under the Credit Facility, thereby increasing the borrowing capacity of the Credit Facility to $745 million and reducing the accordion feature to $155 million of uncommitted funds.  The Credit Facility matures on July 1, 2015. Under the provisions of the Credit Facility we are subject to a number of restrictions and covenants. As of June 30, 2011, we were in compliance with all of our debt covenants and we expect to remain in compliance for at least the next twelve months. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of July 28, 2011, we had $10.3 million of borrowings outstanding and $27.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $707.4 million available for borrowing.

On February 24, 2011, we completed a public offering of $300 million in aggregate principal amount of 6.5% senior unsecured notes due 2021. Net proceeds of approximately $296 million were used to fund the concurrent repurchase of approximately $272.2 million in aggregate principal amount of our 2016 Senior Notes. The remaining 2016 Senior Notes were repurchased on July 15, 2011. On March 10, 2011, we completed a follow-on public offering of an additional $200 million in aggregate principal amount of 6.5% senior unsecured notes due 2021. Net proceeds of approximately $196 million were used to fund the concurrent repurchase of approximately $165.6 million in aggregate principal amount of our 2018 Senior Notes. The remaining proceeds for each of the 2021 Senior Notes offerings were used to repay borrowings under our Credit Facility. The 2021 Senior Notes, issued on February 24, 2011 and March 10, 2011, are treated as a single class of debt securities under the same indenture. As a result of these refinancing activities, we have significantly reduced the interest rates and extended the terms of our long-term financing.

As of July 28, 2011, we had three series of Senior Notes outstanding: $500.0 million aggregate principal issued in February and March 2011 and due August 2021; $500.0 million aggregate principal issued in November 2010 and due November 2020; $334.4 million aggregate principal issued in April and May 2008 and due April 2018. For further discussion of the Senior Notes see Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements.

The Credit Facility and indentures governing the Senior Notes limit the activity of the Partnership and its restricted subsidiaries. The Credit Facility and indentures place limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends or distributions, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets.

The Credit Facility also limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. The Credit Facility prevents members of the participating bank group from requiring margin calls. As of July 28, 2011, all of our derivative positions  are with members of the participating bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit.

Equity Offerings

On January 14, 2011, we completed a public offering of approximately 3.45 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option. Net proceeds of approximately $138.2 million were used to partially fund our ongoing capital expenditure program, including a portion of the costs associated with the Langley Acquisition.

On July 13, 2011, we completed a public offering of approximately 4.0 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriter’s over-allotment option.  Net proceeds after deducting underwriters’ fees and other third-party expenses were approximately $185.1 million and will be used to repay borrowings under our revolving credit facility and to partially fund our ongoing capital expenditure program.

Cash Flow

The following table summarizes cash inflows (outflows) (in thousands):

	Six months ended June 30,
	2011	2010	Change
Net cash provided by operating activities	$206,364	$130,636	$75,728
Net cash used in investing activities	(462,049)	(252,843)	209,206
Net cash provided by financing activities	283,270	159,326	123,944

Net cash provided by operating activities increased primarily due to a $65.7 million increase in operating income, excluding derivative gains and losses, in our operating segments, which was partially offset by a $6.3 million increase in net cash payments related to the settlement of commodity derivative positions. The increase in operating income was also due to increases in operating cash flow resulting from changes in working capital.

Net cash used in investing activities increased primarily due to the $230.7 million Langley Acquisition.

Net cash provided by financing activities increased primarily due to:

•                  $315.5 million increase in net borrowings, and

These increases were partially offset by:

•                  $39.5 million increase in premiums paid for the redemption of our 2016 and 2018 Senior Notes,

•                  $96.2 million decrease in cash contributions received from our joint venture partner,

•                  $43.0 million increase in distributions to common unitholders and non-controlling interest holders, and

•                  $6.7 million increase in payments for debt issuance costs, deferred financing costs and registration costs.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of June 30, 2011, our purchase obligations for the remainder of 2011 were $114.7 million compared to our 2011 obligations of $56.0 million as of December 31, 2010. The increase is due primarily to obligations related to the ongoing expansion in our Liberty and Northeast segments. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

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

Estimates are used in accounting for, among other items, valuing identified intangible assets; evaluating impairments of long-lived assets, goodwill and equity investments; share-based compensation; risk management activities and derivative financial instruments; and VIEs.

There have not been any material changes during the six months ended June 30, 2011 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below.

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

Commodity Price Risk

The information about commodity price risk for the six months ended June 30, 2011 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2010.

Outstanding Derivative Contracts

The following tables provide information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at June 30, 2011, including the weighted average prices (“WAVG”):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2011	1,630	$67.43	$85.35	$(3,901)
2012	2,634	75.65	97.22	(8,908)
2013	3,714	88.08	107.45	(3,319)
2014	734	95.36	114.81	708

WTI Crude Puts	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	Fair Value (in thousands)
2011	1,816	$80.00	$355

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2011 (1)	—	N/A	$(10,092)
2012	3,626	$84.63	(26,304)
2013	1,510	83.86	(8,696)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2011	1,149	$5.49	$(255)
2012	4,650	5.62	(1,703)
2013	980	5.13	(89)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	92,804	$1.45	$(701)
2012 (Jan-Mar)	126,112	1.41	(519)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	17,528	$1.85	$(113)
2012 (Jan-Mar)	23,285	1.84	2

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	26,600	$1.80	$386
2012 (Jan-Mar)	36,572	1.78	116

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	78,564	$2.28	$(1,197)
2012 (Jan-Mar)	88,765	2.28	(552)

(1)                                  During the second quarter of 2011 we effectively converted our swap hedges related to our remaining 2011 NGL exposure from crude proxy hedges to direct refined product hedges. We purchased crude swaps for 703,000 barrels to offset the existing crude swap positions and concurrently sold refined products swaps to maintain a hedge on our 2011 NGL sales.

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole price risk at June 30, 2011, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	1,122	$78.49	$101.71	$(2,814)

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2011 (1)	—	N/A	$(4,812)
2012	1,083	$87.11	(8,584)
2013	1,304	94.32	(2,935)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2011	16,102	$7.69	$(11,387)
2012	14,419	6.02	(5,704)
2013	9,793	5.34	(601)
2014	4,249	5.69	(382)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	107,261	$1.48	$(722)
2012 (Jan-Mar)	152,569	1.46	(516)
2013 (Jan-Mar, Oct-Dec)	36,885	1.29	96
2014 (Jan-Mar, Oct-Dec)	87,837	1.25	(128)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	12,207	$1.74	$(347)
2012 (Jan-Mar)	8,282	1.82	(38)
2013	3,081	1.70	30
2014	3,885	1.67	18

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	32,841	$1.72	$(105)
2012 (Jan-Mar)	22,944	1.75	(40)
2013	8,512	1.61	64
2014	10,711	1.61	98

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	22,369	$2.32	$(229)
2012 (Jan-Mar)	14,969	2.28	(116)
2013	5,600	2.26	(36)
2014	7,106	2.32	137

(1)                                  During the second quarter of 2011 we effectively converted our swap hedges related to our remaining 2011 and first quarter of 2012 NGL exposure from crude proxy hedges to direct refined product hedges. We purchased crude swaps for 517,000 barrels to offset the existing crude swap positions in 2011 and 277,000 barrels to offset a portion of the existing crude swap positions in the first quarter of 2012.  Concurrently, we sold refined products swaps to maintain a hedge on our 2011 and first quarter 2012 NGL sales.

The following table provides information on the derivative positions related to long liquids and keep-whole price risk that we have entered into subsequent to June 30, 2011, including the WAVG:

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2013	964	$101.36
2014	601	101.50

Embedded Derivatives in Commodity Contracts

We have a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative loss related to purchased product costs. In February 2011, we executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022. As of June 30, 2011, the estimated fair value of this contract was a liability of $104.1 million and the recorded value was $50.6 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of June 30, 2011 (in thousands).

Fair value of commodity contract	$104,074
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of June 30, 2011	$50,567

We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at one of our plant locations through the fourth quarter of 2014. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of June 30, 2011, the estimated fair value of this contract was an asset of $1.1 million.

Interest Rate Risk

The information about interest rate risk for the six months ended June 30, 2011 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Risk

The information about credit risk for the six months ended June 30, 2011 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of June 30, 2011. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 11 of the accompanying Notes to the Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 1A. Risk Factors

There were no material changes to our risk factors as disclosed in Item1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, except as set forth below.

New federal pipeline safety regulations relating to liquid pipelines could increase our cost of operations.

The Pipeline and Hazardous Materials Safety Administration recently issued a final rule to extend safety regulations to certain rural low-stress hazardous liquid pipelines that were not previously regulated in such manner.  These regulations impose additional reporting obligations as well as integrity management requirements.  While we do not believe that compliance with these new regulations will have a material adverse effect on our operations, we are in the process of evaluating the application and impact of the new regulations on our facilities.  It is possible that compliance with these new requirements may increase our operating costs and reduce our cash flows available for distribution to our common unitholders.

Item 6.  Exhibits

10.1*+

Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of MarkWest Liberty Midstream & Resources, L.L.C. dated as of April 28, 2011, among MarkWest Liberty Midstream & Resources, L.L.C., MarkWest Liberty Gas Gathering, L.L.C. and M&R MWE Liberty, LLC.

10.2(1)

Joinder Agreement dated as of June 15, 2011 among MarkWest Energy Partners, L.P., Wells Fargo Bank, National Association, individually and as Administrative Agent, Issuing Bank and Swingline Lender, and Citibank, N.A.

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

101*

The following financial information from the quarterly report on Form 10-Q of MarkWest Energy Partners, L.P. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

(1)                    Incorporated by reference to the Current Report on Form 8-K filed June 17, 2011.

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

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: August 8, 2011		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011		/s/ NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2011		/s/ PAULA L. ROSSON
Paula L. Rosson
Vice President & Chief Accounting Officer
(Principal Accounting Officer)