Form 10-Q
period 2011-09-30
MARKWEST ENERGY PARTNERS L P
filed 2011-11-07
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of the registrant’s common units outstanding as of October 28, 2011, was 84,939,558.

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

Credit Facility

Revolving credit facility as provided under the Amended and Restated Credit Agreement, dated July 1, 2010, among the Partnership, Wells Fargo Bank, National Association, as administrative agent, RBC Capital Markets, as syndication agent, BNP Paribas, Morgan Stanley Bank and U.S. Bank National Association, as documentation agents, and the lender parties thereto, as supplemented by the Joinder Agreement dated July 29, 2010 and the Joinder Agreement dated June 15, 2011 and as amended by that First Amendment thereto dated as of September 7, 2011.

Dth/d	Dekatherms per day

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

Gal	Gallon

Gal/d	Gallons per day

IFRS	International Financial Reporting Standards

Mcf/d	One thousand cubic feet of natural gas per day

MMBtu	One million British thermal units, an energy measurement

MMBtu/d	One million British thermal units per day

MMcf/d	One million cubic feet of natural gas per day

Net operating margin (a non-GAAP financial measure)	Segment revenue less purchased product costs, excluding any derivative gain (loss)

NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline

N/A	Not applicable

OTC	Over-the-Counter

SEC	U.S. Securities and Exchange Commission

SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation facility in Corpus Christi, Texas

TSR Performance Units	Phantom units containing performance vesting criteria related to the Partnership’s total shareholder return.

WTI	West Texas Intermediate

VIE	Variable interest entity

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents ($72,171 and $2,913, respectively)	$159,177	$67,450
Restricted cash ($25,143 and $0, respectively)	25,143	—
Receivables, net ($13,451 and $43,783, respectively)	192,271	179,209
Inventories ($21,919 and $8,431, respectively)	43,381	23,432
Fair value of derivative instruments ($280 and $0, respectively)	29,260	4,345
Deferred income taxes	16,090	16,090
Other current assets ($1,168 and $272, respectively)	8,745	8,020
Total current assets	474,067	298,546

Property, plant and equipment ($1,116,112 and $849,986, respectively)	3,121,547	2,613,027
Less: accumulated depreciation ($67,455 and $38,169, respectively)	(401,729)	(294,003)
Total property, plant and equipment, net	2,719,818	2,319,024

Other long-term assets:
Restricted cash ($3,007 and $28,001, respectively)	3,007	28,001
Investment in unconsolidated affiliate	27,126	28,688
Intangibles, net of accumulated amortization of $157,183 and $124,568, respectively	614,752	613,578
Goodwill	67,918	9,421
Deferred financing costs, net of accumulated amortization of $13,809 and $11,445, respectively	34,043	32,901
Deferred contract cost, net of accumulated amortization of $2,184 and $1,950, respectively	1,066	1,300
Fair value of derivative instruments	42,783	417
Other long-term assets ($361 and $383, respectively)	1,621	1,486
Total assets	$3,986,201	$3,333,362

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($35,724 and $5,945, respectively)	$183,695	$122,473
Accrued liabilities ($68,781 and $64,713, respectively)	168,168	153,869
Deferred income taxes	11	11
Fair value of derivative instruments	65,499	65,489
Total current liabilities	417,373	341,842

Deferred income taxes	28,765	10,427
Fair value of derivative instruments	34,161	66,290
Long-term debt, net of discounts of $1,499 and $1,566, respectively	1,477,963	1,273,434
Other long-term liabilities ($163 and $154, respectively)	118,835	105,349

Commitments and contingencies (Note 11)

Equity:
MarkWest Energy Partners, L.P. partners’ capital (79,190 and 71,440 common units issued and outstanding, respectively)	1,379,146	1,070,503
Non-controlling interest in consolidated subsidiaries	529,958	465,517

Total equity	1,909,104	1,536,020
Total liabilities and equity	$3,986,201	$3,333,362

Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to VIEs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Revenue	$400,883	$292,370	$1,109,632	$884,933
Derivative gain (loss)	106,943	(36,959)	61,854	2,707
Total revenue	507,826	255,411	1,171,486	887,640

Operating expenses:
Purchased product costs	189,284	136,700	497,493	409,119
Derivative (gain) loss related to purchased product costs	(1,274)	19,996	17,866	24,993
Facility expenses	44,236	37,934	124,358	113,266
Derivative gain related to facility expenses	(2,787)	(564)	(2,871)	(436)
Selling, general and administrative expenses	20,162	17,137	60,454	55,064
Depreciation	38,715	31,362	110,280	89,367
Amortization of intangible assets	10,985	10,193	32,632	30,579
Loss on disposal of property, plant and equipment	147	1,937	4,619	2,116
Accretion of asset retirement obligations	557	70	934	282
Total operating expenses	300,025	254,765	845,765	724,350

Income from operations	207,801	646	325,721	163,290

Other income (expense):
(Loss) earnings from unconsolidated affiliate	(507)	—	(1,262)	1,517
Interest income	62	422	214	1,185
Interest expense	(26,899)	(26,433)	(83,036)	(75,970)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,002)	(3,625)	(3,873)	(8,517)
Derivative gain related to interest expense	—	—	—	1,871
Loss on redemption of debt	(133)	—	(43,461)	—
Miscellaneous (expense) income, net	(4)	76	127	1,129
Income (loss) before provision for income tax	179,318	(28,914)	194,430	84,505

Provision for income tax expense (benefit):
Current	3,959	3,533	8,104	10,254
Deferred	21,905	(13,771)	18,338	(45)
Total provision for income tax	25,864	(10,238)	26,442	10,209

Net income (loss)	153,454	(18,676)	167,988	74,296

Net income attributable to non-controlling interest	(13,142)	(8,475)	(33,208)	(19,720)

Net income (loss) attributable to the Partnership	$140,312	$(27,151)	$134,780	$54,576

Net income (loss) attributable to the Partnership’s common unitholders per common unit (Note 14):
Basic	$1.77	$(0.39)	$1.75	$0.77
Diluted	$1.77	$(0.39)	$1.75	$0.77

Weighted average number of outstanding common units:
Basic	78,619	71,438	76,118	69,685
Diluted	78,760	71,438	76,276	69,831

Cash distribution declared per common unit	$0.70	$0.64	$2.02	$1.92

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners’ Capital	Non-controlling Interest	Total
December 31, 2010	71,440	$1,070,503	$465,517	$1,536,020
Share-based compensation activity	275	5,213	—	5,213
Excess tax benefits related to share-based compensation	—	1,089	—	1,089
Distributions paid	—	(155,931)	(49,099)	(205,030)
Issuance of units in public offerings, net of offering costs	7,475	323,492	—	323,492
Contributions to MarkWest Liberty Midstream joint venture	—	—	80,332	80,332
Net income	—	134,780	33,208	167,988
September 30, 2011	79,190	$1,379,146	$529,958	$1,909,104

	MarkWest Energy Partners, L.P. Unitholders
	Common Units	Partners’ Capital	Non-controlling Interest	Total
December 31, 2009	66,275	$1,096,654	$282,739	$1,379,393
Share-based compensation activity	278	8,465	—	8,465
Excess tax benefits related to share-based compensation	—	97	—	97
Distributions paid	—	(134,949)	(4,830)	(139,779)
Issuance of units in public offering, net of offering costs	4,887	142,255	—	142,255
Contributions to MarkWest Liberty Midstream joint venture	—	—	148,057	148,057
Net income	—	54,576	19,720	74,296
September 30, 2010	71,440	$1,167,098	$445,686	$1,612,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$167,988	$74,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,280	89,367
Amortization of intangible assets	32,632	30,579
Loss on redemption of debt	43,461	—
Amortization of deferred financing costs and discount	3,873	8,517
Accretion of asset retirement obligations	934	282
Amortization of deferred contract cost	234	234
Phantom unit compensation expense	10,611	11,430
Loss (earnings) of unconsolidated affiliate	1,262	(1,517)
Distribution from unconsolidated affiliate	300	2,508
Unrealized gain on derivative instruments	(99,400)	(11,885)
Loss on disposal of property, plant and equipment	4,619	2,116
Deferred income taxes	18,338	(45)

Changes in operating assets and liabilities, net of working capital acquired:
Receivables	(12,776)	(35,072)
Inventories	(19,470)	576
Other current assets	(725)	2,026
Accounts payable and accrued liabilities	56,716	23,042
Other long-term assets	(284)	(509)
Other long-term liabilities	12,656	1,293
Net cash provided by operating activities	331,249	197,238

Cash flows from investing activities:
Capital expenditures	(359,926)	(374,173)
Acquisitions	(230,728)	—
Proceeds from disposal of property, plant and equipment	2,968	524
Net cash used in investing activities	(587,686)	(373,649)

Cash flows from financing activities:
Proceeds from revolving credit facility	1,074,700	421,304
Payments of revolving credit facility	(929,600)	(378,804)
Proceeds from long-term debt	499,000	—
Payments of long-term debt	(440,638)	—
Payments of premiums on redemption of long-term debt	(39,642)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(7,795)	(11,230)
Contributions to MarkWest Liberty Midstream joint venture	80,332	148,057
Payments of SMR liability	(1,390)	(912)
Proceeds from public offerings, net	323,492	142,255
Cash paid for taxes related to net settlement of share-based payment awards	(6,354)	(3,834)
Excess tax benefits related to share-based compensation	1,089	97
Payment of distributions to common unitholders	(155,931)	(134,949)
Payment of distributions to non-controlling interest	(49,099)	(4,830)
Net cash provided by financing activities	348,164	177,154

Net increase in cash	91,727	743
Cash and cash equivalents at beginning of year	67,450	97,752
Cash and cash equivalents at end of period	$159,177	$98,495

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature. Finally, results for the three and nine months ended September 30, 2011 are not necessarily indicative of results for the full year 2011, or any other future period.

The Partnership’s unaudited condensed consolidated financial statements include all majority-owned or majority-controlled subsidiaries. In addition, MarkWest Liberty Midstream & Resources L.L.C. (“MarkWest Liberty Midstream”) and MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), VIEs for which the Partnership has been determined to be the primary beneficiary, are included in the condensed consolidated financial statements (see Note 4). All significant intercompany investments, accounts and transactions have been eliminated. The Partnership’s investment in Centrahoma, LLC, in which the Partnership exercises significant influence but does not control, and is not the primary beneficiary, is accounted for using the equity method.

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

In September 2011, the FASB amended the accounting guidance for goodwill impairment testing.  The amended guidance provides an entity with an option to first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Partnership plans to early adopt the guidance for the period ended December 31, 2011.  The adoption of the amended guidance will not have a material effect on the Partnership’s condensed consolidated financial statements.

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

The results of operations from the Langley Acquisition are included in the condensed consolidated financial statements from the acquisition date. Revenue and net income related to the Langley Acquisition were approximately $6.2 million and $2.1 million, respectively, for the quarter ended September 30, 2011 and $16.3 million and $5.7 million, respectively, for the nine months ended September 30, 2011.

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

As of September 30, 2011, the cumulative capital contributed to MarkWest Liberty Midstream by each member is proportionate to its respective ownership interest (“Equalization”). However, until the third quarter of 2011, the cumulative capital contributed by M&R had exceeded its ownership interest. Under the terms of the joint venture agreement, M&R received a special $1.3 million allocation of net income from MarkWest Liberty Midstream during the nine months of 2011 due to its excess contributions. The allocation is recorded in Net income attributable to non-controlling interest.

MarkWest Pioneer

MarkWest Pioneer is the owner and operator of the Arkoma Connector Pipeline. Equity interests in the entity are shared equally by the Partnership and Arkoma Pipeline Partners, LLC.

Financial Statement Impact of VIEs

As the primary beneficiary of MarkWest Liberty Midstream and MarkWest Pioneer, the Partnership consolidates the entities and recognizes non-controlling interests. The following tables show the consolidated assets and liabilities attributable to VIEs, excluding intercompany balances, as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$69,808	$2,363	$72,171
Restricted cash (current)	25,143	—	25,143
Receivables, net	12,116	1,335	13,451
Inventories	21,919	—	21,919
Fair value of derivative instruments (current)	280	—	280
Other current assets	1,168	—	1,168

Property, plant and equipment, net of accumulated depreciation of $53,468 and $13,987, respectively	906,199	142,458	1,048,657
Restricted cash (long-term)	3,007	—	3,007
Other long-term assets	259	102	361
Total assets	$1,039,899	$146,258	$1,186,157

LIABILITIES
Accounts payable	$35,644	$80	$35,724
Accrued liabilities	67,849	932	68,781
Other long-term liabilities	91	72	163
Total liabilities	$103,584	$1,084	$104,668

	As of December 31, 2010
	MarkWest Liberty Midstream	MarkWest Pioneer	Total
ASSETS
Cash and cash equivalents	$—	$2,913	$2,913
Receivables, net	42,181	1,602	43,783
Inventories	8,431	—	8,431
Other current assets	271	1	272

Property, plant and equipment, net of accumulated depreciation of $28,869 and $9,300, respectively	664,778	147,039	811,817
Restricted cash (long-term)	28,001	—	28,001
Other long-term assets	281	102	383
Total assets	$743,943	$151,657	$895,600

LIABILITIES
Accounts payable	$5,945	$—	$5,945
Accrued liabilities	63,450	1,263	64,713
Other long-term liabilities	86	68	154
Total liabilities	$69,481	$1,331	$70,812

The assets of the VIEs are the property of the respective entities and are not available to the Partnership for any other purpose, including as collateral for its secured debt (see Note 9 and Note 16). VIE asset balances can only be used to settle obligations of each respective VIE. The liabilities of the VIEs do not represent additional claims against the Partnership’s general assets, and the creditors or beneficial interest holders of the VIE do not have recourse to the general credit of the Partnership. The Partnership’s Liberty segment includes the results of operations of MarkWest Liberty Midstream and the Partnership’s Southwest segment includes the results of operations of MarkWest Pioneer (see Note 15). The cash flow information for MarkWest Liberty Midstream and MarkWest Pioneer comprise substantially all of the cash flow information of the Partnership’s non-guarantor subsidiaries (see Note 16). The Partnership’s maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and any operating expense incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to the VIEs that it was not contractually obligated to provide during the nine months ended September 30, 2011 and 2010.

5. Derivative Financial Instruments

Commodity Derivatives

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and a variety of additional factors that are beyond the Partnership’s control. The Partnership’s profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at its own or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by our producer customers, such prices also affect profitability. To protect itself financially against adverse price movements and to maintain more stable and predictable cash flows so that the Partnership can meet its cash distribution objectives, debt service and capital expenditures, the Partnership executes a hedging strategy governed by the risk management policy approved by the General Partner’s board of directors (the “Board”). The Partnership has a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts its strategy as conditions warrant. The Partnership enters into certain derivative contracts to reduce the risks associated with unfavorable changes in the prices of natural gas, NGLs and crude oil. Derivative contracts utilized are swaps and options traded on the OTC market. The risk management policy does not allow for trading derivative contracts.

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

As a result of its current derivative positions, the Partnership has mitigated a portion of its expected commodity price risk through the fourth quarter of 2014. The Partnership would be exposed to additional commodity risk in certain situations such as if producers under deliver or over deliver product or when processing facilities are operated in different recovery modes. In the event the Partnership has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions will be terminated.

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

As of September 30, 2011, the Partnership had the following outstanding commodity contracts that were entered into to manage cash flow risk associated with future sales of NGLs or future purchases of natural gas.

Derivative contracts not designated as hedging instruments	Notional Quantity (net)
Crude oil (bbl)	6,843,759
Natural gas (MMBtu)	14,857,174
NGLs (gal)	138,213,006

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative (gain) loss related to purchased product costs. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022. As of September 30, 2011, the estimated fair value of this contract was a liability of $94.7 million and the recorded value was a liability of $41.1 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2011 (in thousands).

Fair value of commodity contract	$94,652
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of September 30, 2011	$41,145

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at one of its plant locations through the fourth quarter of 2014. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of September 30, 2011, the estimated fair value of this contract was an asset of $3.9 million.

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

Derivative instruments not designated as hedging	Assets		Liabilities
instruments and their balance sheet location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Commodity contracts
Fair value of derivative instruments - current	$29,260	$4,345	$(65,499)	$(65,489)
Fair value of derivative instruments - long-term	42,783	417	(34,161)	(66,290)
Total	$72,043	$4,762	$(99,660)	$(131,779)

Derivative instruments not designated as hedging instruments and the location of gain or (loss)	Three months ended September 30,		Nine months ended September 30,
recognized in income	2011	2010	2011	2010
Revenue: Derivative gain (loss)
Realized loss	$(9,809)	$(1,732)	$(36,386)	$(20,551)
Unrealized gain (loss)	116,752	(35,227)	98,240	23,258
Total revenue: derivative gain (loss)	106,943	(36,959)	61,854	2,707

Derivative gain (loss) related to purchased product costs
Realized loss	(5,989)	(3,946)	(19,436)	(15,117)
Unrealized gain (loss)	7,263	(16,050)	1,570	(9,876)
Total derivative gain (loss) related to purchased product costs	1,274	(19,996)	(17,866)	(24,993)

Derivative gain related to facility expenses
Unrealized gain	2,787	564	2,871	436

Derivative gain related to interest expense
Realized gain	—	—	—	2,380
Unrealized loss	—	—	—	(509)

Total derivative gain related to interest expense	—	—	—	1,871

Miscellaneous (expense) income, net
Unrealized gain	—	103	—	162
Total gain (loss)	$111,004	$(56,288)	$46,859	$(19,817)

At September 30, 2011, the fair value of the Partnership’s commodity derivative contracts is inclusive of premium payments of $1.2 million, net of amortization. For the three months ended September 30, 2011 and 2010, the Realized loss—revenue includes amortization of premium payments of $1.2 million and $0.5 million, respectively. For the nine months ended September 30, 2011 and 2010, the Realized loss—revenue includes amortization of premium payments of $3.3 million and $1.6 million, respectively.

6. Fair Value

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions discussed in Note 5. The following table presents the derivative instruments carried at fair value as of September 30, 2011 and December 31, 2010 (in thousands):

As of September 30, 2011	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$34,678	$(53,873)
Significant unobservable inputs (Level 3)
Commodity contracts	33,458	(4,642)
Embedded derivatives in commodity contracts	3,907	(41,145)

Total carrying value in Condensed Consolidated Balance Sheet	$72,043	$(99,660)

As of December 31, 2010	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$52	$(77,776)
Significant unobservable inputs (Level 3)
Commodity contracts	3,674	(18,031)
Embedded derivatives in commodity contracts	1,036	(35,972)

Total carrying value in Condensed Consolidated Balance Sheet	$4,762	$(131,779)

Changes in Level 3 Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2011 and 2010 for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands).

	Three months ended September 30, 2011
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(22,290)	$(49,447)

Total gain (realized and unrealized) included in earnings (1)	47,939	8,042
Settlements	3,167	4,167
Fair value at end of period	$28,816	$(37,238)

The amount of total gain for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$48,544	$8,337

	Three months ended September 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Embedded Derivative in Debt Contract
Fair value at beginning of period	$5,348	$(23,636)	$(131)
Total (loss) or gain (realized and unrealized) included in earnings (1)	(8,952)	(11,977)	103
Settlements (net)	65	2,298	—
Fair value at end of period	$(3,539)	$(33,315)	$(28)

The amount of total (loss) or gain for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(8,592)	$(11,345)	$103

	Nine months ended September 30, 2011
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(14,357)	$(34,936)
Total gain or (loss) (realized and unrealized) included in earnings (1)	35,402	(14,063)
Settlements	7,771	11,761
Fair value at end of period	$28,816	$(37,238)

The amount of total gain or (loss) for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$39,196	$(10,813)

	Nine months ended September 30, 2010
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Interest Rate Contracts	Embedded Derivative in Debt Contract
Fair value at beginning of period	$(11,340)	$(34,199)	$509	$(190)
Total gain or (loss) (realized and unrealized) included in earnings (1)	1,319	(6,857)	1,871	162
Settlements (net)	6,482	7,741	(2,380)	—
Fair value at end of period	$(3,539)	$(33,315)	$—	$(28)

The amount of total (loss) or gain for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(2,712)	$(4,703)	$—	$162

(1)                                 Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Derivative gain (loss) related to revenue. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative (gain) loss related to purchased product costs and Derivative gain related to facility expenses.  Gains on Embedded Derivatives in Debt Contract are recorded in Miscellaneous (expense) income, net.  Gains on Interest Rate Contracts are recorded in Derivative gain related to interest expense.

7. Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
NGLs	$35,567	$15,930
Spare parts, materials and supplies	7,814	7,502
Total inventories	$43,381	$23,432

The increase in NGL inventory primarily relates to the purchase of propane in the Liberty segment. The propane is expected to be sold during the fourth quarter of 2011 and first quarter of 2012.

8. Goodwill

Changes in goodwill are summarized as follows (in thousands):

	Southwest	Northeast	Gulf Coast	Total
Gross goodwill as of December 31, 2010	$24,324	$3,948	$9,854	$38,126
Acquisition(1)	—	58,497	—	58,497
Gross Goodwill as of September 30, 2011	24,324	62,445	9,854	96,623
Cumulative impairment (2)	(18,851)	—	(9,854)	(28,705)
Balance as of September 30, 2011	$5,473	$62,445	$—	$67,918

(1)           Represents goodwill associated with the Langley Acquisition (see Note 3).

(2)           All impairments recorded in the fourth quarter of 2008.

9. Long-Term Debt

Debt is summarized below (in thousands):

	September 30, 2011	December 31, 2010
Credit Facility
Revolving credit facility, 4.25% interest due September 2016	$145,100	$—

Senior Notes (1)
Senior Notes, 8.5% interest, net of discount of $0 and $642, respectively, issued July 2006 and due July 2016	—	274,358

Senior Notes, 8.75% interest, net of discount of $555 and $924, respectively, issued April and May 2008 and due April 2018	333,807	499,076

Senior Notes, 6.75% interest, issued November 2010 and due November 2020	500,000	500,000
Senior Notes, 6.5% interest, net of discount of $944, issued February and March 2011 and due August 2021	499,056	—
Total long-term debt	$1,477,963	$1,273,434

(1)          The estimated aggregate fair value of the senior notes (collectively, the “Senior Notes”) was approximately $1,350.2 million and $1,333.9 million as of September 30, 2011 and December 31, 2010, respectively, based on quoted market prices.

Credit Facility

On June 15, 2011, the Partnership executed a joinder agreement to the Credit Facility to include an additional member in the bank group and to exercise a portion of the accordion feature under the Credit Facility, thereby increasing the borrowing capacity of the Credit Facility to $745 million and reducing the uncommitted accordion feature to $155 million.

On September 7, 2011, the Partnership amended the Credit Facility, increasing the borrowing capacity of the Credit Facility to $750 million, increasing the uncommitted accordion feature to $250 million, reducing the interest rate ranges by 75 basis points, and extending the maturity date to September 2016.

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Credit Facility is guaranteed by the Partnership’s wholly-owned subsidiaries and collateralized by substantially all of the Partnership’s assets and those of its wholly-owned subsidiaries. As of September 30, 2011, the Partnership had $27.3 million of letters of credit outstanding under the Credit Facility and approximately $577.6 million available for borrowing.

Senior Notes

On February 24, 2011, the Partnership completed a public offering of $300 million in aggregate principal amount of 6.5% senior unsecured notes (“2021 Senior Notes”), which were issued at par. On March 10, 2011, the Partnership completed a follow-on public offering of an additional $200 million in aggregate principal amount of 2021 Senior Notes, which were issued at 99.5% of par and are treated as a single class of debt securities with the 2021 Senior Notes issued on February 24, 2011. The 2021 Senior Notes mature on August 15, 2021, and interest is payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2011. The Partnership received aggregate net proceeds of approximately $492 million from the 2021 Senior Notes offerings after deducting the underwriting fees and other third-party expenses. The Partnership used the net proceeds from these offerings to fund the repurchase of approximately $272.2 million in aggregate principal amount of the Partnership’s 8.5% senior unsecured notes due 2016 (the “2016 Senior Notes”) and approximately $165.6 million in aggregate principal amount of the Partnership’s 8.75% senior unsecured notes due 2018 (the “2018 Senior Notes”). The remaining proceeds were used to repay borrowings under the Credit Facility. The Partnership recorded a pre-tax loss on redemption of debt of approximately $43.3 million in the first quarter of 2011 related to the repurchase of the 2016 Senior Notes and 2018 Senior Notes, which consisted of approximately $3.8 million for the non-cash write off of the unamortized discount and deferred finance costs and approximately $39.5 million for the payment of the related tender premiums and third-party expenses. On July 15, 2011, the Partnership repurchased the remaining 2016 Senior Notes. The Partnership recorded a pre-tax loss on redemption of debt of approximately $0.1 million in the third quarter of 2011 for the payment of tender premiums and third-party expenses related to the repurchase of the remaining 2016 Senior Notes.

10. Equity

Equity Offering

On January 14, 2011, the Partnership completed a public offering of approximately 3.45 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriter’s over-allotment option. Net proceeds after deducting the underwriting fees and third-party offering expenses were approximately $138 million and were used to partially fund the Partnership’s ongoing capital expenditure program, including a portion of the costs associated with the Langley Acquisition (see Note 3).

On July 13, 2011, the Partnership completed a public offering of approximately 4.0 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option.  Net proceeds after deducting underwriting fees and other third-party offering expenses were approximately $185 million and were used to repay borrowings under the Credit Facility and to partially fund the Partnership’s ongoing capital expenditure program.

Distributions of Available Cash

Quarter Ended	Distribution Per Common Unit	Declaration Date	Record Date	Payment Date
September 30, 2011	$0.73	October 18, 2011	November 7, 2011	November 14, 2011
June 30, 2011	$0.70	July 21, 2011	August 1, 2011	August 12, 2011
March 31, 2011	$0.67	April 21, 2011	May 2, 2011	May 13, 2011
December 31, 2010	$0.65	January 27, 2011	February 7, 2011	February 14, 2011

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

12. Incentive Compensation Plans

Compensation Expense

Total compensation expense recorded for share-based pay arrangements for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Phantom units	$2,518	$3,177	$10,611	$11,430
Distribution equivalent rights	115	548	327	1,169
Total compensation expense	$2,633	$3,725	$10,938	$12,599

13. Income Taxes

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate to income before provision for income tax for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Nine months ended September 30, 2011
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$31,993	$166,649	$(4,212)	$194,430
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	$11,198	$—	$—	$11,198
Permanent items	22	—	—	22
State income taxes net of federal benefit	889	848	—	1,737
Provision on income from Class A units (1)	13,359	—	—	13,359
Other	126	—	—	126
Provision for income tax	$25,594	$848	$—	$26,442

	Nine months ended September 30, 2010
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$5,303	$83,603	$(4,401)	$84,505
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	$1,856	$—	$—	$1,856
Permanent items	6	—	—	6
State income taxes net of federal benefit	190	474	—	664
Provision on income from Class A units (1)	8,251	—	—	8,251
Other	(568)	—	—	(568)
Provision for income tax	$9,735	$474	$—	$10,209

(1)                                  The Corporation and the General Partner of the Partnership own Class A units of the Partnership that were received in the merger of the Corporation and the Partnership completed in February 2008. For further discussion of Class A units, see Item 1. Business in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

14. Earnings (Loss) Per Common Unit

The following table shows the computation of basic and diluted net income (loss) per common unit for the three and nine months ended September 30, 2011 and 2010, and the weighted-average units used to compute diluted net income (loss) per common unit (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to the Partnership	$140,312	$(27,151)	$134,780	$54,576
Less: Income allocable to phantom units	1,287	370	1,288	921
Income (loss) available for common unitholders	$139,025	$(27,521)	$133,492	$53,655

Weighted average common units outstanding - basic	78,619	71,438	76,118	69,685
Effect of dilutive instruments (1)	141	—	158	146
Weighted average common units outstanding - diluted (1)	78,760	71,438	76,276	69,831

Net income (loss) attributable to the Partnership’s common unitholders per common unit
Basic	$1.77	$(0.39)	$1.75	$0.77
Diluted	$1.77	$(0.39)	$1.75	$0.77

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

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments, for the three and nine months ended September 30, 2011 and 2010 and capital expenditures for the nine months ended September 30, 2011 and 2010 for the reported segments (in thousands).

Three months ended September 30, 2011:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$241,998	$55,920	$78,586	$26,868	$403,372
Purchased product costs	141,067	15,947	32,270	—	189,284
Net operating margin	100,931	39,973	46,316	26,868	214,088
Facility expenses	21,043	6,879	9,108	9,798	46,828
Portion of operating income attributable to non-controlling interests	1,227	—	18,223	—	19,450
Operating income before items not allocated to segments	$78,661	$33,094	$18,985	$17,070	$147,810

Three months ended September 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$159,044	$83,400	$28,606	$21,320	$292,370
Purchased product costs	74,835	55,879	5,986	—	136,700
Net operating margin	84,209	27,521	22,620	21,320	155,670
Facility expenses	20,659	5,268	5,668	8,785	40,380
Portion of operating income attributable to non-controlling interests	1,906	—	6,772	—	8,678
Operating income before items not allocated to segments	$61,644	$22,253	$10,180	$12,535	$106,612

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income (loss) before provision for income tax for the three months ended September 30, 2011 and 2010 (in thousands).

	Three months ended September 30,
	2011	2010

Total segment revenue	$403,372	$292,370
Derivative gain (loss) not allocated to segments	106,943	(36,959)
Revenue deferral adjustment (1)	(2,489)	—
Total revenue	$507,826	$255,411

Operating income before items not allocated to segments	$147,810	$106,612

Portion of operating income attributable to non-controlling interests	19,450	8,678

Derivative gain (loss) not allocated to segments	111,004	(56,391)
Revenue deferral adjustment (1)	(2,489)	—

Compensation expense included in facility expenses not allocated to segments	(263)	(404)

Facility expenses adjustments	2,855	2,850
Selling, general and administrative expenses	(20,162)	(17,137)
Depreciation	(38,715)	(31,362)
Amortization of intangible assets	(10,985)	(10,193)

Loss on disposal of property, plant and equipment	(147)	(1,937)
Accretion of asset retirement obligations	(557)	(70)
Income from operations	207,801	646

Loss from unconsolidated affiliate	(507)	—
Interest income	62	422
Interest expense	(26,899)	(26,433)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,002)	(3,625)
Loss on redemption of debt	(133)	—
Miscellaneous (expense) income, net	(4)	76
Income (loss) before provision for income tax	$179,318	$(28,914)

(1)                                  Amount relates to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended September 30, 2011, approximately $0.2 million and $2.3 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Nine months ended September 30, 2011:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$679,347	$201,687	$168,142	$73,310	$1,122,486
Purchased product costs	373,251	72,527	51,715	—	497,493
Net operating margin	306,096	129,160	116,427	73,310	624,993
Facility expenses	62,055	19,402	22,875	27,100	131,432
Portion of operating income attributable to non-controlling interests	3,745	—	45,782	—	49,527
Operating income before items not allocated to segments	$240,296	$109,758	$47,770	$46,210	$444,034

Capital expenditures	$80,069	$17,768	$256,877	$1,282	$355,996
Capital expenditures not allocated to segments					3,930
Total capital expenditures					$359,926

Nine months ended September 30, 2010:	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$479,051	$276,570	$66,354	$62,958	$884,933
Purchased product costs	220,849	179,700	8,570	—	409,119
Net operating margin	258,202	96,870	57,784	62,958	475,814
Facility expenses	60,543	14,555	19,121	23,875	118,094
Portion of operating income attributable to non-controlling interests	4,962	—	15,617	—	20,579
Operating income before items not allocated to segments	$192,697	$82,315	$23,046	$39,083	$337,141

Capital expenditures	$89,949	$1,918	$275,620	$3,418	$370,905
Capital expenditures not allocated to segments					3,268
Total capital expenditures					$374,173

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the nine months ended September 30, 2011 and 2010 (in thousands).

	Nine months ended September 30,
	2011	2010

Total segment revenue	$1,122,486	$884,933
Derivative gain not allocated to segments	61,854	2,707
Revenue deferral adjustment (1)	(12,854)	—
Total revenue	$1,171,486	$887,640

Operating income before items not allocated to segments	$444,034	$337,141
Portion of operating income attributable to non-controlling interests	49,527	20,579
Derivative gain (loss) not allocated to segments	46,859	(21,850)
Revenue deferral adjustment (1)	(12,854)	—
Compensation expense included in facility expenses not allocated to segments	(1,491)	(1,412)
Facility expenses adjustments	8,565	6,240
Selling, general and administrative expenses	(60,454)	(55,064)
Depreciation	(110,280)	(89,367)
Amortization of intangible assets	(32,632)	(30,579)
Loss on disposal of property, plant and equipment	(4,619)	(2,116)
Accretion of asset retirement obligations	(934)	(282)
Income from operations	325,721	163,290

(Loss) earnings from unconsolidated affiliate	(1,262)	1,517
Interest income	214	1,185
Interest expense	(83,036)	(75,970)
Amortization of deferred financing costs and discount (a component of interest expense)	(3,873)	(8,517)
Derivative gain related to interest expense	—	1,871
Loss on redemption of debt	(43,461)	—
Miscellaneous income, net	127	1,129
Income before provision for income tax	$194,430	$84,505

(1)                                  Amount relates to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the nine months ended September 30, 2011, approximately $6.9 million and $5.9 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

The tables below present information about segment assets as of September 30, 2011 and December 31, 2010 (in thousands):

SEGMENT ASSETS:

	September 30, 2011	December 31, 2010
Southwest	$1,680,619	$1,646,607
Northeast	479,576	244,219
Liberty	1,039,619	743,943
Gulf Coast	569,241	573,456
Total segment assets	3,769,055	3,208,225
Assets not allocated to segments:
Certain cash and cash equivalents	82,626	49,776
Fair value of derivatives	72,043	4,762
Investment in unconsolidated affiliate	27,126	28,688
Other (1)	35,351	41,911
Total assets	$3,986,201	$3,333,362

(1)                                  Includes corporate fixed assets, deferred financing costs, income tax receivable, receivables and other corporate assets not allocated to segments.

16. Supplemental Condensed Consolidating Financial Information

The Partnership has no operations independent of its subsidiaries. As of September 30, 2011, the Partnership’s obligations under the outstanding Senior Notes (see Note 9) were fully and unconditionally guaranteed, jointly and severally, by all of its wholly-owned subsidiaries. MarkWest Liberty Midstream and MarkWest Pioneer, together with certain of the Partnership’s other subsidiaries that do not guarantee the outstanding Senior Notes, have significant assets and operations in aggregate. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities. The operations, cash flows and financial position of the co-issuer of the Senior Notes, MarkWest Energy Finance Corporation, are minor and therefore have been included with the Parent’s financial information. Condensed consolidating financial information for the Partnership, its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3	$86,423	$72,751	$—	$159,177
Restricted cash	—	—	25,143	—	25,143
Receivables and other current assets	846	222,835	36,806	—	260,487
Intercompany receivables	9,548	8,668	24,505	(42,721)	—
Fair value of derivative instruments	—	28,980	280	—	29,260
Total current assets	10,397	346,906	159,485	(42,721)	474,067

Total property, plant and equipment, net	4,191	1,681,413	1,049,629	(15,415)	2,719,818

Other long-term assets:
Restricted cash	—	—	3,007	—	3,007
Investment in unconsolidated affiliate	—	27,126	—	—	27,126
Investment in consolidated affiliates	2,659,809	554,896	—	(3,214,705)	—
Intangibles, net of accumulated amortization	—	614,201	551	—	614,752
Fair value of derivative instruments	—	42,783	—	—	42,783
Intercompany notes receivable	215,310	—	—	(215,310)	—
Other long-term assets	33,733	70,554	361	—	104,648
Total assets	$2,923,440	$3,337,879	$1,213,033	$(3,488,151)	$3,986,201

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$8,568	$33,807	$346	$(42,721)	$—
Fair value of derivative instruments	—	65,499	—	—	65,499
Other current liabilities	37,409	209,828	104,637	—	351,874
Total current liabilities	45,977	309,134	104,983	(42,721)	417,373

Deferred income taxes	1,623	27,142	—	—	28,765
Intercompany notes payable	—	192,310	23,000	(215,310)	—
Fair value of derivative instruments	—	34,161	—	—	34,161
Long-term debt, net of discounts	1,477,963	—	—	—	1,477,963
Other long-term liabilities	3,316	115,323	196	—	118,835

Equity:
MarkWest Energy Partners, L.P. partners’ capital	1,394,561	2,659,809	1,084,854	(3,760,078)	1,379,146
Non-controlling interest in consolidated subsidiaries	—	—	—	529,958	529,958
Total equity	1,394,561	2,659,809	1,084,854	(3,230,120)	1,909,104
Total liabilities and equity	$2,923,440	$3,337,879	$1,213,033	$(3,488,151)	$3,986,201

	As of December 31, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63,850	$3,600	$—	$67,450
Receivables and other current assets	1,708	172,209	52,834	—	226,751
Intercompany receivables	1,440,302	1,099	7,635	(1,449,036)	—
Fair value of derivative instruments	—	4,345	—	—	4,345
Total current assets	1,442,010	241,503	64,069	(1,449,036)	298,546

Total property, plant and equipment, net	4,623	1,512,763	812,898	(11,260)	2,319,024

Other long-term assets:
Restricted cash	—	—	28,001	—	28,001
Investment in unconsolidated affiliate	—	28,688	—	—	28,688
Investment in consolidated affiliates	716,673	368,864	—	(1,085,537)	—
Intangibles, net of accumulated amortization	—	613,000	578	—	613,578
Fair value of derivative instruments	—	417	—	—	417
Intercompany notes receivable	197,710	—	—	(197,710)	—
Other long-term assets	32,587	12,139	382	—	45,108
Total assets	$2,393,603	$2,777,374	$905,928	$(2,743,543)	$3,333,362

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$672	$1,447,799	$565	$(1,449,036)	$—
Fair value of derivative instruments	—	65,489	—	—	65,489
Other current liabilities	31,882	173,667	70,804	—	276,353
Total current liabilities	32,554	1,686,955	71,369	(1,449,036)	341,842

Deferred income taxes	2,533	7,894	—	—	10,427
Intercompany notes payable	—	197,710	—	(197,710)	—
Fair value of derivative instruments	—	66,290	—	—	66,290
Long-term debt, net of discounts	1,273,434	—	—	—	1,273,434
Other long-term liabilities	3,319	101,852	178	—	105,349

Equity:
MarkWest Energy Partners, L.P. partners’ capital	1,081,763	716,673	834,381	(1,562,314)	1,070,503
Non-controlling interest in consolidated subsidiaries	—	—	—	465,517	465,517
Total equity	1,081,763	716,673	834,381	(1,096,797)	1,536,020
Total liabilities and equity	$2,393,603	$2,777,374	$905,928	$(2,743,543)	$3,333,362

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$425,142	$82,684	$—	$507,826
Operating expenses:
Purchased product costs	—	155,612	32,398	—	188,010
Facility expenses	—	31,351	10,263	(165)	41,449
Selling, general and administrative expenses	11,270	7,768	2,421	(1,297)	20,162
Depreciation and amortization	182	38,391	11,314	(187)	49,700
Other operating expenses	—	1,069	(365)	—	704
Total operating expenses	11,452	234,191	56,031	(1,649)	300,025

(Loss) income from operations	(11,452)	190,951	26,653	1,649	207,801

Earnings from consolidated affiliates	174,458	13,479	—	(187,937)	—
Loss on redemption of debt	(133)	—	—	—	(133)
Other expense, net	(20,609)	(4,849)	(32)	(2,860)	(28,350)
Income before provision for income tax	142,264	199,581	26,621	(189,148)	179,318
Provision for income tax expense	741	25,123	—	—	25,864
Net income	141,523	174,458	26,621	(189,148)	153,454
Net income attributable to non-controlling interest	—	—	—	(13,142)	(13,142)
Net income attributable to the Partnership	$141,523	$174,458	$26,621	$(202,290)	$140,312

	Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$222,004	$33,407	$—	$255,411
Operating expenses:
Purchased product costs	—	150,689	6,007	—	156,696
Facility expenses	—	30,931	6,602	(163)	37,370
Selling, general and administrative expenses	12,203	4,842	1,354	(1,262)	17,137
Depreciation and amortization	147	34,400	7,117	(109)	41,555
Other operating expenses	730	1,269	8	—	2,007
Total operating expenses	13,080	222,131	21,088	(1,534)	254,765

(Loss) income from operations	(13,080)	(127)	12,319	1,534	646

Earnings from consolidated affiliates	9,249	4,256	—	(13,505)	—
Other (expense) income, net	(21,539)	(5,097)	412	(3,336)	(29,560)
(Loss) income before provision for income tax	(25,370)	(968)	12,731	(15,307)	(28,914)
Provision for income tax benefit	(21)	(10,217)	—	—	(10,238)
Net (loss) income	(25,349)	9,249	12,731	(15,307)	(18,676)
Net income attributable to non-controlling interest	—	—	—	(8,475)	(8,475)
Net (loss) income attributable to the Partnership	$(25,349)	$9,249	$12,731	$(23,782)	$(27,151)

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$991,993	$179,493	$—	$1,171,486
Operating expenses:
Purchased product costs	—	463,459	51,900	—	515,359
Facility expenses	—	95,701	26,285	(499)	121,487
Selling, general and administrative expenses	35,348	23,139	6,390	(4,423)	60,454
Depreciation and amortization	538	112,868	30,010	(504)	142,912
Other operating expenses	673	4,895	(15)	—	5,553
Total operating expenses	36,559	700,062	114,570	(5,426)	845,765

(Loss) income from operations	(36,559)	291,931	64,923	5,426	325,721

Earnings from consolidated affiliates	287,377	31,623	—	(319,000)	—
Loss on redemption of debt	(43,461)	—	—	—	(43,461)
Other expense, net	(67,574)	(10,583)	(92)	(9,581)	(87,830)
Income before provision for income tax	139,783	312,971	64,831	(323,155)	194,430
Provision for income tax expense	848	25,594	—	—	26,442
Net income	138,935	287,377	64,831	(323,155)	167,988
Net income attributable to non-controlling interest	—	—	—	(33,208)	(33,208)
Net income attributable to the Partnership	$138,935	$287,377	$64,831	$(356,363)	$134,780

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$807,585	$80,055	$—	$887,640
Operating expenses:
Purchased product costs	—	425,469	8,643	—	434,112
Facility expenses	—	91,074	22,245	(489)	112,830
Selling, general and administrative expenses	35,243	19,370	4,141	(3,690)	55,064
Depreciation and amortization	438	101,034	18,739	(265)	119,946
Other operating expenses	730	1,364	304	—	2,398
Total operating expenses	36,411	638,311	54,072	(4,444)	724,350

(Loss) income from operations	(36,411)	169,274	25,983	4,444	163,290

Earnings from consolidated affiliates	156,634	7,521	—	(164,155)	—
Other (expense) income, net	(60,675)	(10,427)	1,258	(8,941)	(78,785)
Income before provision for income tax	59,548	166,368	27,241	(168,652)	84,505
Provision for income tax expense	475	9,734	—	—	10,209
Net income	59,073	156,634	27,241	(168,652)	74,296
Net income attributable to non-controlling interest	—	—	—	(19,720)	(19,720)
Net income attributable to the Partnership	$59,073	$156,634	$27,241	$(188,372)	$54,576

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(89,044)	$303,401	$121,551	$(4,659)	$331,249

Cash flows from investing activities:
Capital expenditures	(785)	(100,155)	(264,996)	6,010	(359,926)
Acquisitions	—	(230,728)	—	—	(230,728)
Equity investments	(34,246)	(204,428)	—	238,674	—
Distributions from consolidated affiliates	37,978	50,019	—	(87,997)	—
Investment in intercompany notes, net	(17,600)	—	—	17,600	—
Proceeds from disposal of property, plant and equipment	—	365	3,954	(1,351)	2,968
Net cash used in investing activities	(14,653)	(484,927)	(261,042)	172,936	(587,686)

Cash flows from financing activities:
Proceeds from revolving credit facility	1,074,700	—	—	—	1,074,700
Payments of revolving credit facility	(929,600)	—	—	—	(929,600)
Proceeds from long-term debt	499,000	—	—	—	499,000
Payments of long-term debt	(440,638)	—	—	—	(440,638)
Payments of premiums on redemption of long-term debt	(39,642)	—	—	—	(39,642)
(Payments of) proceeds from intercompany notes, net	—	(5,400)	23,000	(17,600)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(7,795)	—	—	—	(7,795)
Contributions to guarantor subsidiaries, net	—	34,246	—	(34,246)	—
Contributions to joint ventures, net	—	—	284,760	(204,428)	80,332
Payments of SMR liability	—	(1,390)	—	—	(1,390)
Proceeds from public equity offering, net	323,492	—	—	—	323,492
Share-based payment activity	(6,354)	1,089	—	—	(5,265)
Payment of distributions	(155,931)	(37,978)	(99,118)	87,997	(205,030)
Intercompany advances, net	(213,532)	213,532
Net cash provided by financing activities	103,700	204,099	208,642	(168,277)	348,164

Net increase in cash	3	22,573	69,151	—	91,727
Cash and cash equivalents at beginning of year	—	63,850	3,600	—	67,450
Cash and cash equivalents at end of period	$3	$86,423	$72,751	$—	$159,177

	Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(63,740)	$230,279	$35,460	$(4,761)	$197,238

Cash flows from investing activities:
Capital expenditures	(569)	(97,039)	(281,326)	4,761	(374,173)
Equity investments	(32,442)	(130,074)	—	162,516	—
Distributions from consolidated affiliates	33,237	14,512	—	(47,749)	—
Payments for intercompany notes, net	(1,550)	—	—	1,550	—
Proceeds from disposal of property, plant and equipment	—	524	—	—	524
Net cash used in investing activities	(1,324)	(212,077)	(281,326)	121,078	(373,649)

Cash flows from financing activities:
Proceeds from revolving credit facility	421,304	—	—	—	421,304
Payments of revolving credit facility	(378,804)	—	—	—	(378,804)
Proceeds from intercompany notes, net	—	1,550	—	(1,550)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(11,230)	—	—	—	(11,230)
Contributions from parent, net	—	32,442	—	(32,442)	—
Contributions to joint ventures, net	—	—	278,131	(130,074)	148,057
Payments of SMR liability	—	(912)	—	—	(912)
Proceeds from public offering, net	142,255	—	—	—	142,255
Share-based payment activity	(3,834)	97	—	—	(3,737)
Payment of distributions	(134,949)	(33,237)	(19,342)	47,749	(139,779)
Intercompany advances, net	30,322	(30,322)	—	—	—
Net cash provided by (used in) financing activities	65,064	(30,382)	258,789	(116,317)	177,154

Net (decrease) increase in cash	—	(12,180)	12,923	—	743
Cash and cash equivalents at beginning of year	—	74,448	23,304	—	97,752
Cash and cash equivalents at end of period	$—	$62,268	$36,227	$—	$98,495

17. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flow information (in thousands).

	Nine months ended September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$76,876	$64,448
Cash paid for income taxes, net of refunds	5,051	8,760

Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$85,666	$53,381
Interest capitalized on construction in progress	571	2,719
Issuance of common units for vesting of share-based payment awards	5,412	7,238

18. Subsequent Events

Equity Offering

On October 13, 2011, the Partnership completed a public offering of approximately 5.75 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option.  Net proceeds after deducting underwriting fees and other third-party expenses were approximately $251 million and were used to repay borrowings under the Credit Facility and to provide working capital for general partnership purposes.

Senior Notes Offering and Tender Offer

On October 25, 2011, the Partnership commenced a public offering of $700 million in aggregate principal amount of 6.25% senior unsecured notes due June 2022 (“2022 Senior Notes”).  The offering is expected to close on November 3, 2011. Interest on the 2022 Notes is payable semi-annually in arrears on June 15 and December 15, commencing June 15, 2012. The Partnership intends to use the net proceeds from this offering to fund the repurchase of any and all of the $334.4 million outstanding 2018 Senior Notes that are tendered pursuant to a concurrent tender offer, and any remaining net proceeds will be used to provide additional working capital for general partnership purposes.  The Partnership has offered to repurchase the 2018 Senior Notes at 112.5% of their principal amounts for all notes tendered prior to November 9, 2011. Any 2018 Senior Notes tendered after November 9, 2011 but prior to November 25, 2011 will be repurchased at 109.5% of their principal amounts.

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

Significant Financial and Other Highlights

Significant financial and other highlights for the three months ended September 30, 2011 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•                  Total segment operating income before items not allocated to segments (a non-GAAP financial measure, see below) increased approximately $41.2 million, or 39%, for the three months ended September 30, 2011 compared to the same period in 2010. The increase is due primarily to higher commodity prices in 2011, expanding operations in our Liberty and Northeast segments and increased volumes from a large producer in our Southwest segment. The increase was partially offset by a $10.1 million increase in cash paid for the settlement of commodity derivative positions.

•                  In July 2011, we received net proceeds of approximately $185 million from a public offering of approximately 4.0 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option.

•                  In September 2011, we commenced operations of our fractionation facility in Houston, Pennsylvania. The new fractionation facility allows us to provide additional fully-integrated midstream services to our producer customers in the Marcellus Shale.

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

The following is a reconciliation to Income from operations, the most comparable GAAP financial measure to net operating margin (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Segment revenue	$403,372	$292,370	$1,122,486	$884,933
Purchased product costs	(189,284)	(136,700)	(497,493)	(409,119)
Net operating margin	214,088	155,670	624,993	475,814
Facility expenses	(44,236)	(37,934)	(124,358)	(113,266)
Derivative gain (loss)	111,004	(56,391)	46,859	(21,850)
Revenue deferral adjustment	(2,489)	—	(12,854)	—
Selling, general and administrative expenses	(20,162)	(17,137)	(60,454)	(55,064)
Depreciation	(38,715)	(31,362)	(110,280)	(89,367)
Amortization of intangible assets	(10,985)	(10,193)	(32,632)	(30,579)
Loss on disposal of property, plant and equipment	(147)	(1,937)	(4,619)	(2,116)
Accretion of asset retirement obligations	(557)	(70)	(934)	(282)
Income from operations	$207,801	$646	$325,721	$163,290

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

The following table does not give effect to our active commodity risk management program. For the nine months ended September 30, 2011, we calculated the following approximate percentages of our segment revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds (1)	Percent-of-Index (2)	Keep-Whole (3)
Segment revenue	21%	38%	4%	37%
Net operating margin (4)	38%	30%	0%	32%

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

Seasonality

Our business is affected by seasonal fluctuations in commodity prices. Sales volumes also are affected by various other factors such as fluctuating and seasonal demands for products, changes in transportation and travel patterns and variations in weather patterns from year to year. Our Northeast segment is particularly impacted by seasonality. In our Northeast segment operations, we store a portion of the propane that is produced in the summer to be sold in the winter months. As a result of our seasonality, we generally expect the sales volumes in our Northeast segment to be higher in the first quarter and fourth quarter. These seasonal factors also impact our Liberty segment; however, we anticipate that the expected growth and expansion in our Liberty segment in 2011 will counteract this seasonality impact.

Results of Operations

Segment Reporting

We classify our business in four reportable segments: Southwest, Northeast, Liberty and Gulf Coast. We present information in this MD&A by segment. The segment information appearing in Note 15 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting.

Southwest

•                  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, natural gas processing facility and an NGL pipeline. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit, Travis Peak and Haynesville formations. Our current cryogenic processing capacity in East Texas is 280 MMcf/d, and we are planning an additional 120 MMcf/d cryogenic processing plant that is expected to be complete in the fourth quarter of 2012.  For natural gas that is processed in this area, we purchase the NGLs from the producers under percent-of-proceeds arrangements, or we transport and process volumes for a fee.

•                  Oklahoma.  We own a natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. The liquids- rich natural gas gathered in the Woodford system is processed through Centrahoma Processing LLC (“Centrahoma”), our equity investment or another third-party processor. In addition, we own the Foss Lake natural gas gathering system and the Western Oklahoma natural gas processing complex, all located in Roger Mills, Beckham, Custer and Ellis Counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. The majority of the gathered gas ultimately is compressed and delivered to the processing plants. We also own a gathering system in the Granite Wash formation in the Texas panhandle that is connected to our Western Oklahoma processing complex. We completed the expansion of the Western Oklahoma natural gas processing plant in October 2011, which increased our processing capacity at the Western Oklahoma complex by 75 MMcf/d to a total of 235 MMcf/d. The gathering and processing expansions are supported by long-term agreements with producer customers.

Through our joint venture, MarkWest Pioneer, we operate the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that interconnects with the Midcontinent Express Pipeline and Gulf Crossing Pipeline at Bennington, Oklahoma and is designed to provide approximately 638,000 Dth/d of Woodford Shale takeaway capacity.

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

Northeast

•                  Kentucky and southern West Virginia.  Our Northeast segment assets include the Kenova, Boldman, Cobb, Kermit and the Langley natural gas processing plants acquired in the first quarter of 2011, an NGL pipeline, and the Siloam NGL fractionation plant. In connection with the Langley Acquisition, we will complete the construction of the Ranger Pipeline to connect the Langley Processing Facilities to our existing NGL pipeline that transports NGLs to our Siloam fractionation facility. We have an obligation to install an additional cryogenic natural gas processing plant with a capacity of at least 60 MMcf/d in 2012. In addition, we have two caverns for storing propane at our Siloam facility and additional propane storage capacity under a long-term firm-capacity agreement with a third party. The Northeast segment operations include fractionation and marketing services on behalf of the Liberty segment.  Including our presence in the Marcellus shale, we are the largest processor and fractionator of natural gas in the Northeast, with fully integrated processing, fractionation, storage and marketing operations.

•                  Michigan.  We own and operate a FERC-regulated crude oil pipeline in Michigan providing transportation service for three shippers.

Liberty

•                  Marcellus Shale.  We provide extensive natural gas midstream services in southwestern Pennsylvania and northern West Virginia through MarkWest Liberty Midstream. With gathering capacity of 325 MMcf/d and current processing capacity of 625 MMcf/d, we are the largest processor of natural gas in the Marcellus Shale, with fully integrated gathering, processing, fractionation, storage and marketing operations that are critical to the liquids-rich gas development in the northeast United States.

The processing and fractionation facilities currently operating and under construction in our Liberty segment consist of the following:

Processing

•            355 MMcf/d of current cryogenic processing capacity at our Houston, Pennsylvania processing complex (“Houston Complex”), which includes a 200 MMcf/d cryogenic plant that began operations in the second quarter of 2011.

•            270 MMcf/d of current cryogenic processing capacity at our Majorsville, West Virginia processing complex “(Majorsville Complex”), which includes a 135 MMcf/d cryogenic plant that began operations in the second quarter of 2011.

•            320 MMcf/d cryogenic processing capacity under construction in Mobley, West Virginia (“Mobley Complex”) where 120 MMcf/d and 200 MMcf/d cryogenic plants are expected to be completed in the first and second half of 2012, respectively.

•            200 MMcf/d cryogenic processing capacity under construction in Sherwood, West Virginia that is expected to be completed in the second half of 2012.

By the end of 2012, MarkWest Liberty Midstream is expected to have more than 1Bcf/d of cryogenic processing capacity that is supported by long-term agreements with our producer customers.  NGLs produced at the Majorsville Complex are transported through an NGL pipeline to the Houston Complex (“Majorsville Pipeline”) for fractionation.  We also plan to complete an NGL pipeline connecting each of the planned processing facilities to the Majorsville Pipeline allowing for fractionation at the Houston Complex. By the end of 2012, MarkWest Liberty Midstream will have approximately 100 miles of NGL transportation pipeline.

Fractionation and Market Outlets

•            Existing fractionation facility at our Houston Complex with a design capacity of 60,000 Bbl/d that was placed into service in the third quarter of 2011. Prior to the completion of the Houston fractionation facility, only propane was  recovered at our Houston Complex and further fractionation of the remaining portion of the NGL stream produced at the Liberty processing plants was performed at the Siloam NGL fractionation plant in our Northeast segment.

•            Existing interconnect with a key interstate pipeline providing a market outlet for the propane produced from this region.

•            Extension of our Majorsville NGL pipeline under construction to receive NGLs produced at a third-party’s Fort Beeler processing plant.  This project is expected to be completed in the fourth quarter of 2011 and will allow certain producers to benefit from our integrated NGL fractionation and marketing operations.

•            Railcar loading facility under construction at our Houston Complex that is expected to be completed in the first half of 2012.

We continue to evaluate additional projects to expand our gathering, processing, fractionation, and marketing operations in the Marcellus Shale.

Ethane Recovery and associated Market Outlets

Due to the increase production of natural gas from the liquids-rich area of the Marcellus Shale, natural gas processors must begin to recover a significant amount of ethane from the raw NGL stream to continue to meet the pipeline gas quality specifications for residue gas. We have been developing a solution that will have the capability to recover and fractionate the required ethane, will be scalable to recover and fractionate additional ethane at the option of our producer customers, and will provide access to attractive ethane markets in North America and Europe.  The primary components of our ethane recovery solution consist of the following:

•            75,000 Bbl/d de-ethanization facilities under construction at our Houston Complex and Majorsville Complex that are expected to be completed by mid- 2013.

•            A joint pipeline project with Sunoco Logistics, L.P. (“Sunoco”) that is currently under construction and will deliver Marcellus ethane to Sarnia, Ontario, Canada markets (“Mariner West”). Mariner West will utilize new and existing pipelines and is anticipated to have an initial capacity to transport up to 50,000 Bbl/d of ethane by mid-2013 with the ability to expand to support higher volumes as needed. Sunoco completed an open season for Mariner West and received binding commitments from shippers that would enable the project to proceed as designed.

•            Mariner East, an additional joint project with Sunoco, is a pipeline and marine project under consideration that is intended to deliver Marcellus purity ethane to the Gulf Coast and international markets. Mariner East is anticipated to have initial capacity to transport up to 50,000 Bbl/d of ethane by mid-2013.

•            We continue to evaluate additional projects that would support a comprehensive ethane solution for producers in the Marcellus Shale.

Gulf Coast

•                  Javelina.  We own and operate the Javelina processing facility, a natural gas processing facility in Corpus Christi, Texas that treats and processes off-gas from six local refineries operated by three different refinery customers. We also have a product supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for all of the product processed by the SMR that is operated by a third party. The product received under this agreement is sold to a refinery customer pursuant to a corresponding long-term agreement.

The following summarizes the percentage of our segment revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the nine months ended September 30, 2011:

	Southwest	Northeast	Liberty	Gulf Coast
Segment revenue	61%	18%	15%	6%
Net operating margin	49%	21%	18%	12%

Segment Operating Results

Items below Income from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present financial information, as evaluated by management, for the reported segments for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010. The information includes net operating margin, a non-GAAP financial measure. See above for a reconciliation of net operating margin to Income from operations, the most comparable GAAP financial measure.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Southwest

	Three months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$241,998	$159,044	$82,954	52%
Purchased product costs	141,067	74,835	66,232	89%
Net operating margin	100,931	84,209	16,722	20%
Facility expenses	21,043	20,659	384	2%
Portion of operating income attributable to non-controlling interests	1,227	1,906	(679)	(36)%
Operating income before items not allocated to segments	$78,661	$61,644	$17,017	28%

Segment Revenue.  Revenue increased primarily due to higher commodity prices for all areas of the segment, higher condensate revenue, and an overall increase in the volume of natural gas processed and NGLs produced in Oklahoma.

Purchased Product Costs.  Purchased product costs increased primarily due to higher commodity prices and an increase in the volume of natural gas processed and NGLs produced in Oklahoma.

Northeast

	Three months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$55,920	$83,400	$(27,480)	(33)%
Purchased product costs	15,947	55,879	(39,932)	(71)%
Net operating margin	39,973	27,521	12,452	45%
Facility expenses	6,879	5,268	1,611	31%
Operating income before items not allocated to segments	$33,094	$22,253	$10,841	49%

Segment Revenue.  Revenue decreased primarily due to a contract change related to the Langley Acquisition. Subsequent to the Langley Acquisition, we continue to market the NGLs related to natural gas processed at the Langley plant; however, we are acting as an agent and therefore record revenue net of purchase product costs. Prior to the contract change we were acting as the principal. Revenue also decreased due to a decline in volumes processed under keep-whole terms primarily due to the required repairs of a significant third-party transmission pipeline feeding our Kenova plant. The repairs of the transmission pipeline are scheduled to be completed in the fourth quarter of 2011, after which we expect volumes to return to normal levels.

Purchased Product Costs.  Purchased product costs decreased due to the contract change related to the Langley Acquisition discussed in the Segment Revenue section above. In addition, purchased product costs decreased as a percentage of revenue due to an increase in the spread between NGL and natural gas prices.

Facility Expenses.  Facility expenses increased primarily due to the Langley Acquisition completed on February 1, 2011.

Liberty

	Three months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$78,586	$28,606	$49,980	175%
Purchased product costs	32,270	5,986	26,284	439%
Net operating margin	46,316	22,620	23,696	105%
Facility expenses	9,108	5,668	3,440	61%
Portion of operating income attributable to non-controlling interests	18,223	6,772	11,451	169%
Operating income before items not allocated to segments	$18,985	$10,180	$8,805	86%

Segment Revenue.  Revenue increased due to ongoing expansion of the Liberty operations and higher NGL prices. Revenue increased approximately $13.4 million related to gathering and processing fees and approximately $34.4 million related to NGL product sales.

Purchased Product Costs.  Purchased product costs increased primarily due to the purchase of propane from certain producers at market prices less a discount, which began in the second half of 2010.

Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Liberty operations.

Portion of Operating Income Attributable to Non-controlling Interests.  Portion of operating income attributable to non-controlling interests represents M&R’s interest in net operating income of MarkWest Liberty Midstream. The increase is the result of ongoing expansion of the Liberty operations, as well as M&R’s interest increasing from 40% to 49% effective January 1, 2011.

Gulf Coast

	Three months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$26,868	$21,320	$5,548	26%
Purchased product costs	—	—	—	N/A
Net operating margin	26,868	21,320	5,548	26%
Facility expenses	9,798	8,785	1,013	12%
Operating income before items not allocated to segments	$17,070	$12,535	$4,535	36%

Segment Revenue.  Revenue increased primarily due to higher pricing on NGL products.

Facility Expenses.  Facility expenses increased primarily due to the timing of facility maintenance and repairs.

Reconciliation of Segment Operating Income to Consolidated  Income (Loss) Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax for the three months ended September 30, 2011 and 2010. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Total segment revenue	$403,372	$292,370	$111,002	38%
Derivative gain (loss) not allocated to segments	106,943	(36,959)	143,902	(389)%
Revenue deferral adjustment	(2,489)	—	(2,489)	N/A
Total revenue	$507,826	$255,411	$252,415	99%

Operating income before items not allocated to segments	$147,810	$106,612	$41,198	39%
Portion of operating income attributable to non-controlling interests	19,450	8,678	10,772	124%
Derivative gain (loss) not allocated to segments	111,004	(56,391)	167,395	(297)%
Revenue deferral adjustment	(2,489)	—	(2,489)	N/A
Compensation expense included in facility expenses not allocated to segments	(263)	(404)	141	(35)%
Facility expenses adjustments	2,855	2,850	5	0%
Selling, general and administrative expenses	(20,162)	(17,137)	(3,025)	18%
Depreciation	(38,715)	(31,362)	(7,353)	23%
Amortization of intangible assets	(10,985)	(10,193)	(792)	8%
Loss on disposal of property, plant and equipment	(147)	(1,937)	1,790	(92)%
Accretion of asset retirement obligations	(557)	(70)	(487)	696%
Income from operations	207,801	646	207,155	32,067%

Loss from unconsolidated affiliate	(507)	—	(507)	N/A
Interest income	62	422	(360)	(85)%
Interest expense	(26,899)	(26,433)	(466)	2%
Amortization of deferred financing costs and discount (a component of interest expense)	(1,002)	(3,625)	2,623	(72)%
Loss on redemption of debt	(133)	—		N/A
Miscellaneous (expense) income, net	(4)	76	(80)	(105)%
Income (loss) before provision for income tax	$179,318	$(28,914)	$208,232	(720)%

Derivative Gain (Loss) Not Allocated to Segments.  Unrealized gain from the mark-to-market of our derivative instruments was $126.8 million for the three months ended September 30, 2011 compared to an unrealized loss of $50.7 million for the same period in 2010. Realized loss from the settlement of our derivative instruments was $15.8 million for the three months ended September 30, 2011 compared to $5.7 million for the same period in 2010. The total change of $167.4 million is due mainly to volatility in commodity prices.

Revenue Deferral Adjustment.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended September 30, 2011, approximately $0.2 million and $2.3 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the current quarter’s amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Selling, General and Administrative.  Selling, general and administrative expenses increased primarily due to higher labor, benefits, office expense and professional services necessary to support the overall growth of our operations.

Depreciation.  Depreciation increased due to additional projects completed during 2010 through the third quarter of 2011, as well as the Langley Acquisition.

Amortization of Deferred Financing Costs and Discount.  Amortization of deferred financing costs and discount decreased primarily due to the write off of the unamortized discount associated with our 6.875% senior unsecured notes due 2014 (the “2014 Senior Notes”), which were redeemed in the fourth quarter of 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Southwest

	Nine months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$679,347	$479,051	$200,296	42%
Purchased product costs	373,251	220,849	152,402	69%
Net operating margin	306,096	258,202	47,894	19%
Facility expenses	62,055	60,543	1,512	2%
Portion of operating income attributable to non-controlling interests	3,745	4,962	(1,217)	(25)%
Operating income before items not allocated to segments	$240,296	$192,697	$47,599	25%

Segment Revenue.  Revenue increased primarily due to higher commodity prices for all areas of the segment, higher condensate revenue, and an overall increase in the volume of natural gas processed and NGLs produced in Oklahoma.

Purchased Product Costs.  Purchased product costs increased primarily due to higher commodity prices and an increase in the volume of natural gas processed and NGLs produced in Oklahoma.

Northeast

	Nine months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$201,687	$276,570	$(74,883)	(27)%
Purchased product costs	72,527	179,700	(107,173)	(60)%
Net operating margin	129,160	96,870	32,290	33%
Facility expenses	19,402	14,555	4,847	33%
Operating income before items not allocated to segments	$109,758	$82,315	$27,443	33%

Segment Revenue.  Revenue decreased primarily due to a contract change related to the Langley Acquisition. Subsequent to the Langley Acquisition, we continue to market the NGLs related to natural gas processed at the Langley plant; however we are acting as an agent and therefore record revenue net of purchase product costs. Prior to the contract change we were acting as the principal. Revenue also decreased due to a decrease in volumes processed under keep-whole terms primarily due to the required repairs of a significant third-party transmission pipeline feeding our Kenova plant. The repairs of the transmission pipeline are scheduled to be completed in the fourth quarter of 2011, after which we expect volumes to return to normal levels.

Purchased Product Costs.  Purchased product costs decreased due to the contract change related to the Langley Acquisition discussed in the Segment Revenue section above. In addition, purchased product costs decreased as a percentage of revenue due to an increase in the spread between NGL and natural gas prices.

Facility Expenses.  Facility expenses increased primarily due to the Langley Acquisition on February 1, 2011.

Liberty

	Nine months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$168,142	$66,354	$101,788	153%
Purchased product costs	51,715	8,570	43,145	503%
Net operating margin	116,427	57,784	58,643	101%
Facility expenses	22,875	19,121	3,754	20%
Portion of operating income attributable to non-controlling interests	45,782	15,617	30,165	193%
Operating income before items not allocated to segments	$47,770	$23,046	$24,724	107%

Segment Revenue.  Revenue increased due to ongoing expansion of the Liberty operations and higher NGL prices. Revenue increased approximately $36.3 million related to gathering and processing fees and approximately $60.9 million related to NGL product sales.

Purchased Product Costs.  Purchased product costs increased primarily due to the purchase of propane from certain producers at  market prices less a discount, which began in the second half of 2010.

Facility Expenses.  Facility expenses increased due to costs related to the expansion of Liberty operations. The increase in costs related to expansion were partially offset by a reduction in compressor rental expense as compressors were purchased in the first quarter of 2010 and by environmental and remediation costs incurred in 2010 that did not recur in 2011.

Portion of Operating Income Attributable to Non-controlling Interests.  Portion of operating income attributable to non-controlling interests represents M&R’s interest in net operating income of MarkWest Liberty Midstream. The increase is the result of ongoing expansion of the Liberty operations, as well as M&R’s interest increasing from 40% to 49% effective January 1, 2011.

Gulf Coast

	Nine months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Segment revenue	$73,310	$62,958	$10,352	16%
Purchased product costs	—	—	—	N/A
Net operating margin	73,310	62,958	10,352	16%
Facility expenses	27,100	23,875	3,225	14%
Operating income before items not allocated to segments	$46,210	$39,083	$7,127	18%

Segment Revenue.  Revenue increased primarily due to increases in commodity prices and the revenues earned from the SMR which did not begin until March 2010. The increases were partially offset by a decrease in volumes due to increased maintenance activities.

Facility Expenses.  Facility expenses increased primarily due to operating expenses of the SMR which began in March 2010.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the nine months ended September 30, 2011 and 2010. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Nine months ended September 30,
	2011	2010	$ Change	% Change
	(in thousands)
Total segment revenue	$1,122,486	$884,933	$237,553	27%
Derivative gain not allocated to segments	61,854	2,707	59,147	2,185%
Revenue deferral adjustment	(12,854)	—	(12,854)	N/A
Total revenue	$1,171,486	$887,640	$283,846	32%

Operating income before items not allocated to segments	$444,034	$337,141	$106,893	32%
Portion of operating income attributable to non-controlling interests	49,527	20,579	28,948	141%
Derivative gain (loss) not allocated to segments	46,859	(21,850)	68,709	(314)%
Revenue deferral adjustment	(12,854)	—	(12,854)	N/A
Compensation expense included in facility expenses not allocated to segments	(1,491)	(1,412)	(79)	6%
Facility expenses adjustments	8,565	6,240	2,325	37%
Selling, general and administrative expenses	(60,454)	(55,064)	(5,390)	10%
Depreciation	(110,280)	(89,367)	(20,913)	23%
Amortization of intangible assets	(32,632)	(30,579)	(2,053)	7%
Loss on disposal of property, plant and equipment	(4,619)	(2,116)	(2,503)	118%
Accretion of asset retirement obligations	(934)	(282)	(652)	231%
Income from operations	325,721	163,290	162,431	99%

(Loss) earnings from unconsolidated affiliate	(1,262)	1,517	(2,779)	(183)%
Interest income	214	1,185	(971)	(82)%
Interest expense	(83,036)	(75,970)	(7,066)	9%
Amortization of deferred financing costs and discount (a component of interest expense)	(3,873)	(8,517)	4,644	(55)%
Derivative gain related to interest expense	—	1,871	(1,871)	(100)%
Loss on redemption of debt	(43,461)	—	(43,461)	N/A
Miscellaneous income, net	127	1,129	(1,002)	(89)%
Income before provision for income tax	$194,430	$84,505	$109,925	130%

Derivative Gain (Loss) Not Allocated to Segments.  Unrealized gain from the mark-to-market of our derivative instruments was $102.7 million for the nine months ended September 30, 2011 compared to $13.8 million for the same period in 2010. Realized loss from the settlement of our derivative instruments was $55.8 million for the nine months ended September 30, 2011 compared to $35.7 million for the same period in 2010. The total change of $68.7 million is due mainly to volatility in commodity prices.

Revenue Deferral Adjustment.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the nine months ended September 30, 2011, approximately $6.9 million and $5.9 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Facility Expenses Adjustments.  Facility expenses adjustments consist of the reallocation of the MarkWest Pioneer field services fee and the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Gulf Coast segment. The increase is due to a full nine months of interest expense related to the SMR in 2011 compared to approximately six months of SMR interest expense in 2010.

Selling, General and Administrative.  Selling, general and administrative expenses increased primarily due to higher labor, benefits, and professional services necessary to support the overall growth of our operations.

Depreciation.  Depreciation increased due to additional projects completed during 2010 through the third quarter of 2011, as well as the Langley Acquisition.

Loss on Disposal of Property, Plant and Equipment. Loss relates to non-recurring disposals of miscellaneous equipment, primarily in the Northeast segment.

Interest Expense.  Interest expense increased primarily due to increased borrowings under our Credit Facility and a net increase in our borrowings resulting from our Senior Notes offerings and related redemptions in order to fund our capital plan. Interest expense also increased approximately $1.8 million related to payments of the SMR liability that began in March 2010.

Amortization of Deferred Financing Costs and Discount.  Amortization of deferred financing costs and discount decreased primarily due to the write off of the unamortized discount associated with our 2014 Senior Notes, which were redeemed in the fourth quarter of 2010. The decrease was partially offset by the amortization of deferred financing costs related to notes issued in the fourth quarter of 2010 and the first quarter of 2011.

Loss on Redemption of Debt.  Loss on redemption of debt relates to the redemption of $275.0 million of our 2016 Senior Notes and $165.6 million of our 2018 Senior Notes occurring primarily in the first quarter of 2011. Approximately $3.8 million relates to the non-cash write off of the unamortized discount and deferred finance costs and approximately $39.6 million relates to the payment of the related tender premiums and third-party expenses. See Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements.

Operating Data

	Three months ended September 30,		%	Nine months ended September 30,
	2011	2010	Change	2011	2010	% Change
Southwest
East Texas gathering systems throughput (Mcf/d)	417,400	433,000	(4)%	423,800	433,600	(2)%
East Texas natural gas processed (Mcf/d)	229,700	221,900	4%	226,000	236,900	(5)%
East Texas NGL sales (gallons, in thousands)	59,000	60,200	(2)%	175,200	186,300	(6)%

Western Oklahoma gathering system throughput (Mcf/d) (1)	241,300	183,600	31%	224,400	189,300	19%
Western Oklahoma natural gas processed (Mcf/d)	153,200	143,300	7%	156,600	129,600	21%
Western Oklahoma NGL sales (gallons, in thousands)	37,000	33,800	9%	111,100	93,400	19%

Southeast Oklahoma gathering system throughput (Mcf/d)	512,600	535,800	(4)%	507,500	524,100	(3)%
Southeast Oklahoma natural gas processed (Mcf/d) (2)	105,400	94,500	12%	103,100	79,000	31%
Southeast Oklahoma NGL sales (gallons, in thousands)	30,600	29,900	2%	92,100	72,300	27%
Arkoma Connector Pipeline throughput (Mcf/d)	298,600	396,800	(25)%	294,300	378,900	(22)%

Other Southwest gathering system throughput (Mcf/d) (3)	29,900	37,000	(19)%	31,500	40,200	(22)%

Northeast (4)
Natural gas processed (Mcf/d)	277,400	190,300	46%	300,700	194,400	55%
NGLs fractionated (Bbl/d) (5)	19,300	21,200	(9)%	21,400	20,500	4%

Keep-whole sales (gallons, in thousands)	21,700	28,700	(24)%	82,600	105,300	(22)%
Percent-of-proceeds sales (gallons, in thousands)	31,600	30,800	3%	95,600	87,900	9%
Total NGL sales (gallons, in thousands) (6)	53,300	59,500	(10)%	178,200	193,200	(8)%

Crude oil transported for a fee (Bbl/d)	9,900	12,100	(18)%	10,500	12,400	(15)%

Liberty
Natural gas processed (Mcf/d)	366,200	156,300	134%	306,700	122,300	151%
Gathering system throughput (Mcf/d)	258,300	153,300	68%	228,900	127,700	79%
NGLs fractionated (Bbl/d) (7)	12,400	4,200	195%	9,300	3,500	166%
NGL sales (gallons, in thousands) (8)	61,100	32,400	89%	163,500	77,400	111%

Gulf Coast
Refinery off-gas processed (Mcf/d)	122,000	123,000	(1)%	113,200	118,400	(4)%
Liquids fractionated (Bbl/d)	23,100	23,100	0%	21,400	22,800	(6)%
NGL sales (gallons excluding hydrogen, in thousands)	89,200	89,300	(0)%	245,500	261,700	(6)%

(1)                                  Includes natural gas gathered in Western Oklahoma and from the Granite Wash formation in the Texas Panhandle as management considers this one integrated area of operations.

(2)                                  The natural gas processing in Southeast Oklahoma is outsourced to Centrahoma, our equity investment, or a third-party processor.

(3)                                  Excludes lateral pipelines where revenue is not based on throughput.

(4)                                  Includes throughput from the Kenova, Cobb, Boldman and Langley processing plants. We acquired the Langley processing plant in February 2011. The volumes reported are the average daily rates for the days of operation.

(5)                                  Amount includes 4,400 barrels per day and 4,300 barrels per day fractionated on behalf of Liberty for the three months ended September 30, 2011 and 2010, respectively, and includes 5,100 barrels per day and 3,500 barrels per day fractionated on behalf of Liberty for the nine months ended September 30, 2011 and 2010, respectively.  Beginning in the fourth quarter of 2011, Siloam will no longer fractionate NGLs on behalf of Liberty due to the operation of Liberty’s  fractionation facility that began in September 2011.

(6)                                  Represents sales at the Siloam fractionator. The total sales exclude approximately 17,100,000 gallons and 16,700,000 gallons sold by the Northeast on behalf of Liberty for the three months ended September 30, 2011 and 2010, respectively, and approximately 58,600,000 gallons and 40,000,000 gallons sold for the nine months ended September 30, 2011 and 2010, respectively.  These volumes are included as part of NGLs sold at Liberty.

(7)                                  Amount includes all NGLs that were produced at the Liberty processing facilities and fractionated into purity products at our Liberty fractionation facility. Through August 2011, only propane was recovered at our Liberty facilities.  In September 2011, Liberty’s fractionation facility commenced operations and Liberty now has full fractionation capabilities.

(8)                                  Includes sale of all purity products fractionated at the Liberty facilities and sale of all unfractionated NGLs.  Also includes the sale of purity products fractionated and sold at the Siloam facilities on behalf of Liberty.

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

Our 2011 capital plan is summarized in the table below (in millions):

			Actual
			Nine months
	Full Year Plan		ended September
	Low	High	30, 2011
Consolidated growth capital	$575	$620	$351
Liberty joint venture partner’s estimated share of growth capital	(130)	(150)	(69)
Partnership share of growth capital	445	470	282
Langley Acquisition	230	230	231
Partnership share of growth capital and acquisitions	$675	$700	$513
Consolidated maintenance capital	$15	$15	$9

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

Our primary sources of liquidity to meet operating expenses, pay distributions to our unitholders and fund capital expenditures are cash flows generated by our operations, contributions from our MarkWest Liberty Midstream joint venture partner, our Credit Facility and access to debt and equity markets, both public and private. We will also consider the use of alternative financing strategies such as entering into additional joint venture arrangements and the sale of non-strategic assets.

In July 2011, we reached Equalization related to the capital contributed to MarkWest Liberty Midstream (see Note 4 in the accompanying condensed consolidated financial statements).  As a result, MarkWest Liberty Midstream will be funded by us and our joint venture partner in proportion to our ownership percentages for future capital requirements, which will decrease our proportionate share of the capital funding from 73% during the nine months ended September 30, 2011 to 51%.   Based on agreed-to levels of capital contributions that are expected to be reached in 2012, we will have the option to increase our portion of the capital contributions to 55% of each future capital call, which if elected by us, will increase our ownership percentage in MarkWest Liberty Midstream.

Management believes that expenditures for our currently planned capital projects will be funded with cash flows from operations, current cash balances, contributions by our joint venture partner for capital projects encompassed by the Liberty joint venture, our current borrowing capacity under the Credit Facility, additional long-term borrowings, and proceeds from equity offerings.  Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our Credit Facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of October 28, 2011, our credit ratings were Ba2 with a Stable outlook by Moody’s Investors Service, BB with a Stable outlook by Standard & Poor’s, which both reflect upgrades during 2011, and BB with a Stable outlook by Fitch Ratings. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Debt Financing Activities

On June 15, 2011, we executed a joinder agreement to include an additional member in the bank group and to exercise a portion of the accordion feature under the Credit Facility, thereby increasing the borrowing capacity of the Credit Facility to $745 million and reducing the accordion feature to $155 million of uncommitted funds.  On September 7, 2011, we amended the Credit Facility, increasing the borrowing capacity of the Credit Facility to $750 million, increasing the uncommitted accordion feature to $250 million, reducing the interest rate ranges by 75 basis points, and extending the maturity date to September 2016.  Under the provisions of the Credit Facility we are subject to a number of restrictions and covenants. As of September 30, 2011, we were in compliance with all of our debt covenants and we expect to remain in compliance for at least the next twelve months. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of October 28, 2011, we had no borrowings outstanding and $27.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $722.7 million available for borrowing.

On February 24, 2011, we completed a public offering of $300 million in aggregate principal amount of 2021 Senior Notes, which were issued at par. On March 10, 2011, we completed a follow-on public offering of an additional $200 million in aggregate principal amount of 2021 Senior Notes, which were issued at 99.5% of par and are treated as a single class of debt securities with the 2021 Senior Notes issued on February 24, 2011. The 2021 Senior Notes mature on August 15, 2021, and interest is payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2011. We received aggregate net proceeds of approximately $492 million from the 2021 Senior Notes offerings after deducting the underwriting fees and other third-party expenses and used the net proceeds to fund the repurchase of approximately $272.2 million in aggregate principal amount of 2016 Senior Notes and approximately $165.6 million in aggregate principal amount of 2018 Senior Notes. The remaining proceeds were used to repay borrowings under the Credit Facility. On July 15, 2011, we repurchased the remaining 2016 Senior Notes.  As a result of these refinancing activities, we have significantly reduced the interest rates and extended the terms of our long-term financing.

On October 25, 2011, we commenced a public offering of $700 million in aggregate principal amount of 6.25% senior unsecured notes due June 2022 (“2022 Senior Notes”).  The offering is expected to close on November 3, 2011. Interest on the 2022 Notes is payable semi-annually in arrears on June 15 and December 15, commencing June 15, 2012. We intend to use the net proceeds from this offering to fund the repurchase of any and all of the $334.4 million outstanding 2018 Senior Notes that are tendered pursuant to a concurrent tender offer and any remaining net proceeds will be used to provide additional working capital for general partnership purposes.  We have offered to repurchase the 2018 Senior Notes at 112.5% of their principal amounts for all notes tendered prior to November 9, 2011. Any 2018 Senior Notes tendered after November 9, 2011 but prior to November 25, 2011 would be repurchased at 109.5% of their principal amounts.  Assuming that all of the 2018 Senior Notes are tendered by November 9, 2011, we would record a pre-tax loss on redemption of debt of approximately $47 million, which would consist of $42 million for the payment of the related tender premiums and third-party expenses and $5 million for the non-cash write off of the unamortized discount and deferred finance costs.

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

The Credit Facility also limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. The Credit Facility prevents members of the participating bank group from requiring margin calls. As of October 28, 2011, all of our derivative positions are with members of the participating bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit.

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

On July 13, 2011, we completed a public offering of approximately 4.0 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option.  Net proceeds of approximately $185 million and were used to repay borrowings under the Credit Facility and to partially fund our ongoing capital expenditure program.

On October 13, 2011, we completed a public offering of approximately 5.75 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option.  Net proceeds of approximately $251 million were used to repay borrowings under the Credit Facility and to provide working capital for general partnership purposes.

Cash Flow

The following table summarizes cash inflows (outflows) (in thousands):

	Nine months ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$331,249	$197,238	$134,011
Net cash used in investing activities	(587,686)	(373,649)	(214,037)
Net cash provided by financing activities	348,164	177,154	171,010

Net cash provided by operating activities increased primarily due to a $106.9 million increase in operating income, excluding derivative gains and losses, in our operating segments, which was partially offset by a $20.1 million increase in net cash payments related to the settlement of commodity derivative positions. The increase in operating income was also due to increases in operating cash flow resulting from changes in working capital.

Net cash used in investing activities increased primarily due to the $230.7 million Langley Acquisition.

Net cash provided by financing activities increased primarily due to:

•                  $181.2 million increase in proceeds from public offerings, and

•                  $161.0 million increase in net borrowings.

These increases were partially offset by:

•                  $67.7 million decrease in cash contributions received from our joint venture partner,

•                  $44.3 million increase in distributions to non-controlling interest holders due to the increased cash flow from MarkWest Liberty Midstream, and

•                  $39.6 million increase in premiums paid for the redemption of our 2016 and 2018 Senior Notes,

•                  $21.0 million increase in distributions to common unitholders due to additional units outstanding and the growth in the per unit distribution,

•                  $3.4 million decrease in payments for debt issuance costs, deferred financing costs and registration costs.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of September 30, 2011, our purchase obligations for the remainder of 2011 were $119.1 million compared to our 2011 obligations of $56.0 million as of December 31, 2010. The increase is due primarily to obligations related to the ongoing expansion in our Liberty and Northeast segments. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

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

There have not been any material changes during the nine months ended September 30, 2011 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below.

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

Commodity Price Risk

The information about commodity price risk for the nine months ended September 30, 2011 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2010.

Outstanding Derivative Contracts

The following table provides information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at September 30, 2011, including the weighted average prices (“WAVG”):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2011	1,592	$67.25	$85.40	$(129)
2012	2,634	75.65	97.22	3,614
2013	3,714	88.08	107.45	13,773
2014	734	95.36	114.81	3,811

WTI Crude Puts	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	Fair Value (in thousands)
2011	1,812	$80.00	$876

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2011 (1)	868	$89.25	$(4,981)
2012	3,983	85.27	(945)
2013	2,474	90.68	6,142
2014	601	101.50	3,263

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2011	8,310	$4.21	$(399)
2012	4,650	5.62	(2,562)
2013	980	5.13	(181)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	125,179	$1.47	$(153)
2012 (Jan-Mar)	140,047	1.42	(62)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	23,380	$1.88	$(224)
2012 (Jan-Mar)	25,051	1.85	(12)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	35,108	$1.82	$135
2012 (Jan-Mar)	40,083	1.79	241

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	89,723	$2.28	$1,037
2012 (Jan-Mar)	92,847	2.29	1,350

(1)                                  During the second quarter of 2011 we effectively converted our swap hedges related to our remaining 2011 NGL exposure from crude proxy hedges to direct refined product hedges by purchasing crude swaps to offset the existing crude swap positions.  The volume of offsetting crude swaps outstanding as of September 30, 2011 was 352,835 barrels.  The outstanding positions were being used to hedge refined products.  To continue the hedge of the refined products we sold refined product swaps through the remainder of 2011.

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole price risk at September 30, 2011, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	1,122	$78.49	$101.71	$2,381

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2011 (1)	—	N/A	$(3,765)
2012	1,083	$87.11	(1,489)
2013	1,304	94.32	4,859

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2011	17,728	$8.28	$(7,260)
2012	14,419	6.02	(9,104)
2013	9,793	5.34	(1,918)
2014	4,249	5.69	(856)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	205,971	$1.48	$(377)
2012 (Jan-Mar)	152,569	1.46	(196)
2013 (Jan-Mar, Oct-Dec)	36,885	1.29	384
2014 (Jan-Mar, Oct-Dec)	87,837	1.25	418

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	13,800	$1.71	$(386)
2012 (Jan-Mar)	8,282	1.82	(49)
2013	3,081	1.70	87
2014	3,885	1.67	71

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	37,852	$1.73	$(325)
2012 (Jan-Mar)	22,944	1.75	(51)
2013	8,512	1.61	230
2014	10,711	1.61	275

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2011	25,037	$2.31	$298
2012 (Jan-Mar)	14,969	2.28	166
2013	5,600	2.26	549
2014	7,106	2.32	805

(1)                                  During the second quarter of 2011 we effectively converted our swap hedges related to our remaining 2011 and first quarter 2012 NGL exposure from crude proxy hedges to direct refined product hedges by purchasing crude swaps to offset the existing crude swap positions.  The volume of offsetting crude swaps outstanding as of September 30, 2011 was 403,502 barrels for 2011 and 277,000 barrels for Q1 2012.  The outstanding positions were being used to hedge refined products.  To continue the hedge of the refined products we sold refined product swaps through the remainder 2011 and the first quarter of 2012.

The following tables provide information on the volume of MarkWest Liberty Midstream’s commodity derivative activity for positions related to long liquids price risk at September 30, 2011, including the WAVG:

Propane Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2011	10,948	$1.56	$55
2012 (Jan-Mar)	43,353	1.56	225

The following table provides information on the derivative positions related to long liquids and keep-whole price risk that we have entered into subsequent to September 30, 2011, including the WAVG:

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)
2011 (Dec)	676	$91.20
2012	2,000	88.11

Nat Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMbtu)
2011 (Dec)	3,063	$3.72
2012	6,871	3.90

Ethane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2011 (Nov-Dec)	85,139	$0.87

The following table provides information on the derivative positions related to long liquids and keep-whole price risk that MarkWest Liberty Midstream entered into subsequent to September 30, 2011, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2011 (Dec)	7,580	$1.43
2012 (Feb)	17,750	1.41

Embedded Derivatives in Commodity Contracts

We have a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative (gain) loss related to purchased product costs. In February 2011, we executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022. As of September 30, 2011, the estimated fair value of this contract was a liability of $94.7 million and the recorded value was a liability of $41.1 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2011 (in thousands).

Fair value of commodity contract	$94,652
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of September 30, 2011	$41,145

We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at one of our plant locations through the fourth quarter of 2014. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of September 30, 2011, the estimated fair value of this contract was an asset of $3.9 million.

Interest Rate Risk

The information about interest rate risk for the nine months ended September 30, 2011 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Risk

The information about credit risk for the nine months ended September 30, 2011 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of September 30, 2011. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 5, 2011, the Pipeline and Hazardous Materials Safety Administration issued a final rule to extend safety regulations to certain rural low-stress hazardous liquid pipelines that were not previously regulated in such manner.  These regulations impose additional reporting obligations as well as integrity management requirements.  While we do not believe that compliance with these new regulations will have a material adverse effect on our operations, we are in the process of evaluating the application and impact of the new regulations on our facilities.  It is possible that compliance with these new requirements may increase our operating costs and reduce our cash flows available for distribution to our common unitholders.

Item 6.  Exhibits

4.1*

Fifth Supplemental Indenture dated as of October 21, 2011, by and among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.2*

Fourth Supplemental Indenture dated as of October 21, 2011, by and among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

10.1(1)

First Amendment to Amended and Restated Credit Agreement dated as of September 7, 2011 among MarkWest Energy Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, the other agents and lenders party thereto, and Wells Fargo Securities, LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners.

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

101*

The following financial information from the quarterly report on Form 10-Q of MarkWest Energy Partners, L.P. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)          Incorporated by reference to the Current Report on Form 8-K filed September 13, 2011.

*                 Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P. (Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: November 7, 2011		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2011		/s/ NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2011		/s/ PAULA L. ROSSON
Paula L. Rosson
Vice President & Chief Accounting Officer
(Principal Accounting Officer)