Form 10-Q
period 2012-09-30
MARKWEST ENERGY PARTNERS L P
filed 2012-11-07
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the number of the registrant’s common units and Class B units outstanding were 117,594,365 and 19,954,389, respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents ($2,710 and $2,684, respectively)	$415,064	$117,016
Restricted cash	25,000	26,193
Receivables, net ($1,448 and $1,569, respectively)	196,296	226,561
Inventories	33,537	41,006
Fair value of derivative instruments	15,766	8,698
Deferred income taxes	6,544	14,885
Other current assets ($10 and $169, respectively)	24,645	11,748
Total current assets	716,852	446,107

Property, plant and equipment ($306,023 and $156,808, respectively)	4,975,209	3,302,369
Less: accumulated depreciation ($20,420 and $15,551, respectively)	(568,670)	(438,062)
Total property, plant and equipment, net	4,406,539	2,864,307

Other long-term assets:
Investment in unconsolidated affiliate	26,441	27,853
Intangibles, net of accumulated amortization of $206,375 and $168,168, respectively	870,196	603,767
Goodwill	144,582	67,918
Deferred financing costs, net of accumulated amortization of $17,091 and $13,194, respectively	52,085	41,798
Deferred contract cost, net of accumulated amortization of $2,496 and $2,262, respectively	754	988
Fair value of derivative instruments	17,423	16,092
Other long-term assets ($102 and $102, respectively)	2,271	1,595
Total assets	$6,237,143	$4,070,425

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($14,834 and $96, respectively)	$281,868	$179,871
Accrued liabilities ($60,441 and $1,144, respectively)	419,497	171,451
Fair value of derivative instruments	32,823	90,551
Total current liabilities	734,188	441,873

Deferred income taxes	199,574	93,664
Fair value of derivative instruments	29,715	65,403
Long-term debt, net of discounts of $8,258 and $1,050, respectively	2,522,854	1,846,062
Other long-term liabilities ($77 and $73, respectively)	129,872	121,356

Commitments and contingencies (Note 11)

Equity:
Common units (117,594 and 94,940 common units issued and outstanding, respectively)	1,745,672	679,309
Class B units (19,954 units issued and outstanding)	752,531	752,531
Non-controlling interest in consolidated subsidiaries	122,737	70,227
Total equity	2,620,940	1,502,067
Total liabilities and equity	$6,237,143	$4,070,425

Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to VIEs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Revenue	$320,137	$400,883	$1,029,304	$1,109,632
Derivative (loss) gain	(36,400)	106,943	50,952	61,854
Total revenue	283,737	507,826	1,080,256	1,171,486

Operating expenses:
Purchased product costs	119,369	189,284	386,655	497,493
Derivative loss (gain) related to purchased product costs	11,643	(1,274)	(21,136)	17,866
Facility expenses	53,293	44,236	150,671	124,358
Derivative loss (gain) related to facility expenses	4,028	(2,787)	1,136	(2,871)
Selling, general and administrative expenses	21,922	20,162	69,025	60,454
Depreciation	48,136	38,715	132,199	110,280
Amortization of intangible assets	14,988	10,985	38,280	32,632
Loss on disposal of property, plant and equipment	655	147	2,983	4,619
Accretion of asset retirement obligations	141	557	540	934
Total operating expenses	274,175	300,025	760,353	845,765

Income from operations	9,562	207,801	319,903	325,721

Other income (expense):
Earnings (loss) from unconsolidated affiliate	246	(507)	788	(1,262)
Interest income	64	62	295	214
Interest expense	(30,621)	(26,899)	(86,855)	(83,036)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,428)	(1,002)	(3,943)	(3,873)
Loss on redemption of debt	—	(133)	—	(43,461)
Miscellaneous income (expense), net	1	(4)	63	127
(Loss) Income before provision for income tax	(22,176)	179,318	230,251	194,430

Provision for income tax (benefit) expense:
Current	(17,948)	3,959	2,202	8,104
Deferred	10,528	21,905	39,396	18,338
Total provision for income tax	(7,420)	25,864	41,598	26,442

Net (loss) income	(14,756)	153,454	188,653	167,988

Net loss (income) attributable to non-controlling interest	416	(13,142)	(65)	(33,208)
Net (loss) income attributable to the Partnership’s unitholders	$(14,340)	$140,312	$188,588	$134,780

Net (loss) income attributable to the Partnership’s common unitholders per common unit (Note 13):
Basic	$(0.13)	$1.77	$1.77	$1.75
Diluted	$(0.13)	$1.77	$1.49	$1.75

Weighted average number of outstanding common units:
Basic	113,994	78,619	105,916	76,118
Diluted	113,994	78,760	126,595	76,276

Cash distribution declared per common unit	$0.80	$0.70	$2.35	$2.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Units		Class B Units		Non- controlling
	Units	Amounts	Units	Amounts	Interest	Total
December 31, 2011	94,940	$679,309	19,954	$752,531	$70,227	$1,502,067
Issuance of units in public offering, net of offering costs	22,408	1,191,066	—	—	—	1,191,066
Distributions paid	—	(244,169)	—	—	(4,495)	(248,664)
Contributions from non-controlling interest	—	—	—	—	56,940	56,940
Share-based compensation activity	246	3,517	—	—	—	3,517
Excess tax benefits related to share-based compensation	—	2,216	—	—	—	2,216
Deferred income tax impact from changes in equity	—	(74,855)	—	—	—	(74,855)
Net income	—	188,588	—	—	65	188,653
September 30, 2012	117,594	$1,745,672	19,954	$752,531	$122,737	$2,620,940

	Common Units		Non-controlling
	Units	Amounts	Interest	Total
December 31, 2010	71,440	$993,049	$465,517	$1,458,566
Issuance of units in public offering, net of offering costs	7,475	323,492	—	323,492
Distributions paid	—	(155,931)	(49,099)	(205,030)
Contributions from non-controlling interest	—	—	80,332	80,332
Share-based compensation activity	275	5,213	—	5,213
Excess tax benefits related to share-based compensation	—	1,089	—	1,089
Net income	—	134,780	33,208	167,988
September 30, 2011	79,190	$1,301,692	$529,958	$1,831,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$188,653	$167,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132,199	110,280
Amortization of intangible assets	38,280	32,632
Loss on redemption of debt	—	43,461
Amortization of deferred financing costs and discount	3,943	3,873
Accretion of asset retirement obligations	540	934
Amortization of deferred contract cost	234	234
Phantom unit compensation expense	11,579	10,611
Equity in (earnings) loss of unconsolidated affiliate	(788)	1,262
Distributions from unconsolidated affiliate	2,200	300
Unrealized gain on derivative instruments	(101,815)	(99,400)
Loss on disposal of property, plant and equipment	2,983	4,619
Deferred income taxes	39,396	18,338
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	32,739	(12,776)
Inventories	7,590	(19,470)
Other current assets	(12,707)	(725)
Accounts payable and accrued liabilities	36,737	56,716
Other long-term assets	(676)	(284)
Other long-term liabilities	8,631	12,656
Net cash provided by operating activities	389,718	331,249

Cash flows from investing activities:
Restricted cash	1,003	—
Capital expenditures	(1,240,866)	(359,926)
Acquisition of business, net of cash acquired	(506,797)	(230,728)
Proceeds from disposal of property, plant and equipment	589	2,968
Net cash flows used in investing activities	(1,746,071)	(587,686)

Cash flows from financing activities:
Proceeds from public equity offerings, net	1,191,066	323,492
Proceeds from Credit Facility	511,100	1,074,700
Payments of Credit Facility	(577,100)	(929,600)
Proceeds from long-term debt	742,613	499,000
Payments of long-term debt	—	(440,638)
Payments of premiums on redemption of long-term debt	—	(39,642)
Payments for debt issuance costs, deferred financing costs and registration costs	(14,184)	(7,795)
Contributions from non-controlling interest	56,940	80,332
Payments of SMR liability	(1,525)	(1,390)
Cash paid for taxes related to net settlement of share-based payment awards	(8,061)	(6,354)
Excess tax benefits related to share-based compensation	2,216	1,089
Payment of distributions to common unitholders	(244,169)	(155,931)
Payment of distributions to non-controlling interest	(4,495)	(49,099)
Net cash flows provided by financing activities	1,654,401	348,164

Net increase in cash and cash equivalents	298,048	91,727
Cash and cash equivalents at beginning of year	117,016	67,450
Cash and cash equivalents at end of period	$415,064	$159,177

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature.  Finally, results for the three and nine months ended September 30, 2012 are not necessarily indicative of results for the full year 2012 or any other future period.

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

As of September 30, 2012, the purchase price for the Keystone Acquisition is $509.6 million subject to finalization of working capital adjustments. Due to the potential changes in the purchase price and the Partnership’s continuing process to finalize the fair value estimates of the acquired assets and liabilities, the purchase price allocation is subject to further adjustment, which could impact depreciation and amortization expense.

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

The results of operations of Keystone are included in the condensed consolidated financial statements from the acquisition date.  Revenue and net income related to Keystone are immaterial for the three and nine months ended September 30, 2012.

Pro forma financial results that give effect to the Keystone Acquisition are not presented as any pro forma adjustments would not be material to the Partnership’s historical results.

4. Variable Interest Entities

MarkWest Utica EMG

Effective January 1, 2012, the Partnership and EMG Utica, LLC (“EMG Utica”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in Eastern Ohio. Under the terms of the agreements, the Partnership made an initial contribution to MarkWest Utica EMG in a nominal amount in exchange for a 60% membership interest in MarkWest Utica EMG, and EMG Utica made an initial contribution in a nominal amount and has agreed to contribute to MarkWest Utica EMG $350 million in cash on an as needed basis (the “Initial EMG Contribution”) in exchange for a 40% membership interest in MarkWest Utica EMG. Following the funding of the Initial EMG Contribution, the Partnership has the one time right to elect that (i) EMG Utica fund, as needed, all capital required to develop projects within MarkWest Utica EMG until the earlier of December 31, 2016 or such time as EMG Utica’s total investment balance reaches $500 million (the “Minimum EMG Investment”) or (ii) the Partnership fund 60% of all capital required to develop projects within MarkWest Utica EMG until such time as EMG Utica’s total investment balance equals the Minimum EMG Investment and EMG Utica will be required to fund the remaining 40% of all such capital. Once EMG Utica has funded capital equal to the Minimum EMG Investment, or if EMG Utica has not funded the Minimum EMG Investment by December 31, 2016, then commencing on January 1, 2017, the Partnership is required to fund, as needed, 100% of all capital required to develop projects within MarkWest Utica EMG until such time as the total investment balances of the Partnership and EMG Utica are in the ratio of 60% and 40%, respectively (such time being referred to as the “First Equalization Date”). If the First Equalization Date has not occurred by December 31, 2016, each member’s ownership interest will be adjusted to equal the proportionate share of capital that it has contributed, and allocations of profits and losses and distributions of available cash will be made in accordance with those adjusted membership interests. Following the First Equalization Date, the Partnership shall have the right to elect to continue to fund up to 100% of any additional capital required until such time as the investment balances of the Partnership and EMG Utica are in the ratio of 70% and 30%, respectively (such time being referred to as the “Second Equalization Date”). To the extent the Partnership does not fully exercise such right at any time prior to the Second Equalization Date, EMG Utica shall have the right, but not the obligation, to contribute such additional capital that is requested and that is not contributed by the Partnership. After the Second Equalization Date, EMG Utica shall have the right, but not the obligation, to maintain a 30% interest in MarkWest Utica EMG by funding 30% of any additional required capital.

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

Financial Statement Impact of VIEs

As the primary beneficiary of MarkWest Pioneer and MarkWest Utica EMG, the Partnership consolidates the entities and recognizes non-controlling interests. As of December 31, 2011, MarkWest Pioneer was the only VIE included in the Partnership’s condensed consolidated financial statements and its assets and liabilities are disclosed parenthetically on the accompanying Condensed Consolidated Balance Sheets. The following tables show the consolidated assets and liabilities attributable to MarkWest Pioneer and MarkWest Utica EMG, excluding intercompany balances, as of September 30, 2012 (in thousands).

	As of September 30, 2012
	MarkWest Pioneer	MarkWest Utica EMG	Total
ASSETS
Cash and cash equivalents	$2,710	$—	$2,710
Receivables, net	1,298	150	1,448
Other current assets	10	—	10
Property, plant and equipment, net of accumulated depreciation of $20,278 and $142, respectively	137,666	147,937	285,603
Other long-term assets	102	—	102
Total assets	$141,786	$148,087	$289,873

LIABILITIES
Accounts payable	$48	$14,786	$14,834
Accrued liabilities	1,067	59,374	60,441
Other long-term liabilities	77	—	77
Total liabilities	$1,192	$74,160	$75,352

The assets of the VIEs are the property of the respective entities and are not available to the Partnership for any other purpose, including as collateral for its secured debt (see Note 9 and Note 15). VIE asset balances can only be used to settle obligations of each respective VIE. The liabilities of the VIEs do not represent additional claims against the Partnership’s general assets, and the creditors or beneficial interest holders of the VIE do not have recourse to the general credit of the Partnership. The Partnership’s maximum exposure to loss as a result of its involvement with the VIEs includes its equity investment, any additional capital contribution commitments and any operating expense incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership may temporarily fund MarkWest Utica EMG for certain projects due to the timing of the capital call process. The Partnership will receive distributions as reimbursement for any temporary funding. Other than temporary funding, the Partnership did not provide any financial support to the VIEs that it was not contractually obligated to provide during the nine months ended September 30, 2012 and 2011.

The results of operations of MarkWest Utica EMG and MarkWest Pioneer are included in the Partnership’s Liberty and Southwest segments, respectively (see Note 14). Construction began for MarkWest Utica EMG assets in the second quarter of 2012 with total cash capital expenditures of approximately $88.6 million for the nine months ended September 30, 2012.  With limited operating activities commencing in the third quarter 2012, the results of operations and cash flows, other than capital expenditures, related to MarkWest Utica EMG are not material to the Partnership. The result of operations and cash flows for MarkWest Pioneer are not material to the Partnership.

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

To mitigate its cash flow exposure to fluctuations in the price of NGLs, the Partnership has entered into derivative financial instruments relating to the future price of NGLs and crude oil. The Partnership often manages a portion of its NGL price risk using crude oil contracts, referred to as “proxy contracts”, as the NGL financial markets are not as liquid and historically there has been a strong relationship between changes in NGL and crude oil prices. The pricing relationship between NGLs and crude oil, which may vary in certain periods due to various market conditions, has significantly weakened during the first nine months of 2012. In periods where NGL prices and crude oil prices are not consistent with the historical relationship, the Partnership incurs increased risk and additional gains or losses. The Partnership may settle its derivative positions prior to the contractual settlement date in order to take advantage of favorable terms at which the Partnership could settle these proxy contracts that are expected to be less effective. The Partnership enters into NGL derivative contracts when adequate market liquidity exists and future prices are satisfactory.

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

The Partnership enters into derivative contracts primarily with financial institutions that are participating members of the Credit Facility (“participating bank group members”). Currently, all of the Partnership’s financial derivative positions are with participating bank group members. Management conducts a standard credit review on counterparties to derivative contracts. There are no collateral requirements for derivative contracts among the Partnership and any participating bank group members. Specifically, the Partnership is not required to post collateral when it enters into derivative contracts with participating bank group members as the participating bank group members have a collateral position in substantially all the wholly-owned assets of the Partnership other than

MarkWest Liberty Midstream and its subsidiaries. The Partnership uses standard master netting arrangements that allow for offset of positive and negative exposures.

The Partnership records derivative contracts at fair value in the Condensed Consolidated Balance Sheets and has not elected hedge accounting or the normal purchases and normal sales designation.  The Partnership’s accounting may cause volatility in the Condensed Consolidated Statements of Operations as the Partnership recognizes in current earnings all unrealized gains and losses from the changes in fair value on derivatives.

As of September 30, 2012, the Partnership had the following outstanding commodity contracts that were entered into to manage cash flow risk associated with future sales of NGLs or future purchases of natural gas.

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (bbl)	Short	6,214,543
Natural Gas (MMBtu)	Long	8,467,690
NGLs (gal)	Short	47,006,992

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative (loss) gain related to purchased product costs. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022. As of September 30, 2012, the estimated fair value of this contract was a liability of $87.9 million and the recorded value was a liability of $34.4 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2012 (in thousands):

Fair value of commodity contract	$87,863
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of September 30, 2012	$34,356

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Gulf Coast segment through the fourth quarter of 2014. Changes in the fair value of the derivative component of this contract are recorded in Derivative loss (gain) related to facility expenses. As of September 30, 2012, the estimated fair value of this contract was an asset of $6.4 million.

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

	Assets		Liabilities
Derivative instruments not designated as hedging instruments and their balance sheet location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commodity contracts(1)
Fair value of derivative instruments — current	$15,766	$8,698	$(32,823)	$(90,551)
Fair value of derivative instruments - long-term	17,423	16,092	(29,715)	(65,403)
Total	$33,189	$24,790	$(62,538)	$(155,954)

(1)         Includes Embedded Derivatives in Commodity Contracts as discussed above.

Derivative contracts not designated as hedging instruments and the location of gain or (loss)	Three months ended September 30,		Nine months ended September 30,
recognized in income	2012	2011	2012	2011
Revenue: Derivative (loss) gain
Realized loss	$(2,025)	$(9,809)	$(9,662)	$(36,386)
Unrealized (loss) gain	(34,375)	116,752	60,614	98,240
Total revenue: derivative (loss) gain	(36,400)	106,943	50,952	61,854

Derivative (loss) gain related to purchased product costs
Realized loss	(6,334)	(5,989)	(21,201)	(19,436)
Unrealized (loss) gain	(5,309)	7,263	42,337	1,570
Total derivative (loss) gain related to purchase product costs	(11,643)	1,274	21,136	(17,866)

Derivative (loss) gain related to facility expenses
Unrealized (loss) gain	(4,028)	2,787	(1,136)	2,871
Total (loss) gain	$(52,071)	$111,004	$70,952	$46,859

For the three months ended September 30, 2012 and 2011, the Realized (loss)gain—revenue includes amortization of premium payments of zero and $1.2 million, respectively. For the nine months ended September 30, 2012 and 2011, the Realized (loss) gain—revenue includes amortization of premium payments of zero and $3.3 million, respectively.

During the first nine months of 2012, the Partnership settled a portion of its crude oil derivative positions related to 2014 commodity price exposure prior to the contractual settlement date in order to take advantage of favorable crude oil prices at which the Partnership could settle these proxy contracts that are expected to be less effective. The Partnership plans to opportunistically enter into future NGL hedge transactions to manage the 2014 NGL price exposure. Upon early settlement, the Partnership received $11.3 million which was recorded as a realized gain in Revenue: Derivative (loss) gain in the accompanying Consolidated Statements of Operations.

6. Fair Value

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions discussed in Note 5. The following table presents the derivative instruments carried at fair value as of September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$7,748	$(25,894)
Significant unobservable inputs (Level 3)
Commodity contracts	19,060	(2,288)
Embedded derivatives in commodity contracts	6,381	(34,356)
Total carrying value in Condensed Consolidated Balance Sheet	$33,189	$(62,538)

As of December 31, 2011	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$5,063	$(79,358)
Significant unobservable inputs (Level 3)
Commodity contracts	12,210	(15,175)
Embedded derivatives in commodity contracts	7,517	(61,421)
Total carrying value in Condensed Consolidated Balance Sheet	$24,790	$(155,954)

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of September 30, 2012. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range			Time Period
Commodity contracts	Assets	Forward propane prices (per gallon)	$0.92	-	$0.99	Oct. 2012 - Dec. 2014

		Forward isobutane prices (per gallon)	$1.60	-	$1.67	Jan. 2013 - Dec. 2014

		Forward normal butane prices (per gallon)	$1.41	-	$1.52	Jan. 2013 - Dec. 2014

		Forward natural gasoline prices (per gallon)	$1.89	-	$2.02	Jan. 2013 - Dec. 2014

		Crude option volatilities (%)	17.82%	-	31.96%	Oct. 2012 - Dec. 2014

	Liabilities	Forward propane prices (per gallon)	$0.92	-	$0.95	Oct. 2012 - Mar. 2013

		Crude option volatilities (%)	16.55%	-	37.77%	Oct. 2012 - Dec. 2013

Embedded derivatives in commodity contracts	Asset	ERCOT Pricing (per MegaWatt Hour) (1)	$26.53	-	$60.98	Oct. 2012 - Dec. 2014

	Liability	Forward propane prices (per gallon)	$0.90	-	$0.99	Oct. 2012 - Dec. 2022

		Forward isobutane prices (per gallon)	$1.54	-	$1.70	Oct. 2012 - Dec. 2022

		Forward normal butane prices (per gallon)	$1.37	-	$1.52	Oct. 2012 - Dec. 2022

		Forward natural gasoline prices (per gallon)	$1.81	-	$2.02	Oct. 2012 - Dec. 2022

		Forward natural gas prices (per mmbtu)	$3.01	-	$6.33	Oct. 2012 - Dec. 2022

		Probability of renewal (2)		0%

(1)         The forward ERCOT prices utilized in the valuations are generally increasing over time with a seasonal spike in pricing in the summer months.

(2)         The producer counterparty to the embedded derivative has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five year terms after 2022. The embedded gas purchase agreement cannot be renewed without the renewal of the related keep-whole processing agreement. Due to the significant number of years until the renewal options are exercisable and the high level of uncertainty regarding the counterparty’s future business strategy, the future commodity price environment, and the future competitive environment for midstream services in the Appalachia area, management determined that a 0% probability of renewal is an appropriate assumption.

Fair Value Sensitivity Related to Unobservable Inputs

Commodity contracts (assets and liabilities) - For the Partnership’s commodity contracts, increases in forward NGL prices result in a decrease in the fair value of the derivative assets and an increase in the fair value of the derivative liabilities. The forward prices for the individual NGL products generally increase or decrease in a positive correlation with one another. An increase in crude option volatilities will generally result in an increase in the fair value of the Partnership’s derivative assets and derivative liabilities in commodity contracts.

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

Level 3 Valuation Process

The Partnership’s Risk Management Department (the “Risk Department”) is responsible for the valuation of the Partnership’s commodity derivative contracts and embedded derivatives in commodity contracts. The Risk Department reports to the Chief Financial Officer and is responsible for the oversight of the Partnership’s commodity risk management program. The members of the Risk Department have the requisite experience, knowledge and day-to-day involvement in the energy commodity markets to ensure appropriate valuations and understand the changes in the valuations from period to period. The valuations of the commodity derivative contracts are performed by a third-party pricing service and reviewed and validated on a quarterly basis by the Risk Department by comparing the pricing and option volatilities to actual market data and/or data provided by other independent third-party pricing services. The valuations for the embedded derivatives in commodity contracts are completed by the Risk Department utilizing the market data and price curves provided by the third-party pricing service. For the embedded derivative in the keep-whole processing arrangement discussed in Note 5, the Risk Department must develop forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. As of September 30, 2012, the Risk Department utilized internally developed price curves for the period of January 2015 through December 2022 in the valuation of the embedded derivative in the keep-whole processing arrangement. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between the forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Partnership’s estimated price curves. The fair value of the Partnership’s commodity derivative contracts and embedded derivatives in commodity contracts are reviewed quarterly by the Hedge Committee.

Changes in Level 3 Fair Value Measurements

The table below includes a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2012 and 2011 for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands).

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$29,556	$(10,395)	$(2,965)	$(53,904)
Total (loss) gain (realized and unrealized) included in earnings (1)	(13,199)	(19,842)	21,016	17,829
Settlements	415	2,262	(1,279)	8,100
Fair value at end of period	$16,772	$(27,975)	$16,772	$(27,975)

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(11,754)	$(15,643)	$14,843	$17,728

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(22,290)	$(49,447)	$(14,357)	$(34,936)
Total gain (loss) (realized and unrealized) included in earnings (1)	47,939	8,042	35,402	(14,063)
Settlements	3,167	4,167	7,771	11,761
Fair value at end of period	$28,816	$(37,238)	$28,816	$(37,238)

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$48,544	$8,337	$39,196	$(10,813)

(1)                                Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Revenue: Derivative (loss) gain. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative loss (gain) related to purchased product costs, Facility expenses, and Derivative loss (gain) related to facility expenses.

7. Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
NGLs	$23,120	$32,352
Spare parts, materials and supplies	10,417	8,654
Total inventories	$33,537	$41,006

8. Goodwill

Changes in goodwill for the nine months ended September 30, 2012 are summarized as follows (in thousands):

	Southwest	Northeast	Liberty	Gulf Coast	Total
Gross goodwill as of December 31, 2011	$24,324	$62,445	$—	$9,854	$96,623
Acquisition (1)	—	—	76,664	—	76,664
Gross goodwill as of September 30, 2012	24,324	62,445	76,664	9,854	173,287
Cumulative impairment (2)	(18,851)	—	—	(9,854)	(28,705)
Balance as of September 30, 2012	$5,473	$62,445	$76,664	$—	$144,582

(1)           Represents goodwill associated with the Keystone Acquisition (see Note 3).

(2)           All impairments recorded in the fourth quarter of 2008.

9. Long-Term Debt

Debt is summarized below (in thousands):

	September 30, 2012	December 31, 2011
Credit Facility
Credit Facility, 4.25% interest, due September 2017	$—	$66,000

Senior Notes (1)
2018 Senior Notes, 8.75% interest, net of discount of $114 and $129, respectively, issued April and May 2008 and due April 2018	80,998	80,983
2020 Senior Notes, 6.75% interest, issued November 2010 and due November 2020	500,000	500,000
2021 Senior Notes, 6.5% interest, net of discount of $849 and $921, respectively, issued February and March 2011 and due August 2021	499,151	499,079
2022 Senior Notes, 6.25% interest, issued October 2011 and due June 2022	700,000	700,000
2023 Senior Notes, 5.5% interest, net of discount of $7,295 and $0, respectively, issued August 2012 and due February 2023	742,705	—
Total long-term debt	$2,522,854	$1,846,062

(1)         The estimated aggregate fair value of the senior notes (collectively, the “Senior Notes”) was approximately $2,706.7 million and $1,880.7 million as of September 30, 2012 and December 31, 2011, respectively, based on quoted prices in an inactive market. The fair value of the Partnership’s Senior Notes is considered a Level 3 measurement.

Credit Facility

On June 29, 2012, the Partnership amended its Credit Facility to increase the borrowing capacity to $1.2 billion and retained the existing accordion option, providing for potential future increases of up to an aggregate of $250 million upon the satisfaction of certain requirements. The term of the Credit Facility was extended one year and now matures on September 7, 2017. The Partnership incurred approximately $2.5 million of deferred financing costs associated with modifications of the Credit Facility during the nine months ended September 30, 2012.

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Credit Facility is guaranteed by the Partnership’s wholly-owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries, and collateralized by substantially all of the Partnership’s assets and those of its wholly-owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries. As of September 30, 2012, the Partnership had no borrowings outstanding and approximately $21.6 million of letters of credit outstanding under the Credit Facility, leaving approximately $1,178.4 million available for borrowing.

Senior Notes

On August 10, 2012, the Partnership completed a public offering of $750 million in aggregate principal amount of 5.5% senior unsecured notes (“2023 Senior Notes”), which were issued at 99.015% of par. The 2023 Senior Notes mature on February 15, 2023, and interest is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 2013. The Partnership received net proceeds of approximately $731 million from the 2023 Senior Notes offering after deducting the underwriting fees and other third-party expenses. The Partnership used a portion of the net proceeds from the offering to repay borrowings under its Credit Facility and used the remainder for general partnership purposes, including, but not limited to, funding capital expenditures and general working capital.

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

In May 2012, the Partnership completed a public offering of 8.0 million newly issued common units representing limited partner interests. Net proceeds after deducting underwriting fees and other third-party offering expenses were approximately $427 million, and were used to partially fund the Keystone Acquisition.

In August 2012, the Partnership completed a public offering of approximately 6.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option. Net proceeds after deducting underwriting fees and other third-party offering expenses were approximately $338 million and were used to partially fund the Partnership’s capital expenditure program, for general working capital and for other general partnership purposes.

Distributions of Available Cash and Range of Unit Prices

	Common Unit Price		Distribution Per Common
Quarter Ended	High	Low	Unit	Declaration Date	Record Date	Payment Date
September 30, 2012	$55.04	$49.01	$0.81	October 25, 2012	November 7, 2012	November 14, 2012
June 30, 2012	$60.32	$45.36	$0.80	July 26, 2012	August 6, 2012	August 14, 2012
March 31, 2012	$61.60	$53.51	$0.79	April 26, 2012	May 7, 2012	May 15, 2012
December 31, 2011	$56.82	$42.18	$0.76	January 26, 2012	February 6, 2012	February 14, 2012

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

Contract Contingencies

Certain natural gas processing arrangements in the Partnership’s Liberty and Northeast segments require the Partnership to construct new natural gas processing plants and NGL pipelines. Some contracts contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. The Partnership has experienced delays in the construction of a processing facility in the Partnership’s Liberty Segment due to events that management considers force majeure, including inabilities or delays in obtaining requisite permits, as well as extreme weather events. The requisite permits were subsequently issued several months later than expected and construction has since re-commenced, however those delays exacerbated construction conditions. In addition, the Partnership continued to experience extraordinary weather events in the first quarter of 2012, which resulted in additional delays. Delay charges for delays other than due to force majeure events are $1.0 million for each month (pro-rated for partial months) that the Partnership does not achieve certain intermediate and final completion construction milestones. In addition, if delays (other than due to force majeure events) are six months or longer, the producer has the option to purchase the processing facilities and terminate the processing agreement with a substantial termination fee. The Partnership has made a force majeure claim as the delays were a direct result of permit delays and weather which constitute force majeure events under the applicable contract. The customer has reserved its rights to dispute the Partnership’s force majeure claim, but has not requested the payment of any delay charges. The Partnership’s management believes it has a convincing legal position and believes that its force majeure claim would be recognized as valid if contested. The Partnership has completed construction of interim compression and transportation facilities and is providing alternative processing services to mitigate the impact of these delays.

Effective July 2012, the Partnership amended a significant office lease to include additional space and extend the term of the lease through 2024. The following table shows the increase in minimum future lease payments as of September 30, 2012 compared to the amount disclosed in Note 18 Commitments and Contingencies in the Partnership’s Form 10-K for the year ended December 31, 2011 (in thousands):

2012	$569
2013	4,295
2014	3,995
2015	3,926
2016	4,747
2017 and thereafter	58,221
Total	$75,753

12. Income Taxes

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate to income before provision for income tax for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Nine months ended September 30, 2012
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$74,679	$153,363	$2,209	$230,251
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	26,138	—	—	26,138
Permanent items	21	—	—	21
State income taxes, net of federal benefit	3,418	734	—	4,152
Provision on income from Class A units (1)	11,287	—	—	11,287
Provision for income tax	$40,864	$734	$—	$41,598

	Nine months ended September 30, 2011
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$31,993	$166,649	$(4,212)	$194,430
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	11,198	—	—	11,198
Permanent items	22	—	—	22
State income taxes net of federal benefit	889	848	—	1,737
Provision on income from Class A units (1)	13,359	—	—	13,359
Other	126	—	—	126
Provision for income tax	$25,594	$848	$—	$26,442

(1)          The Corporation and the General Partner of the Partnership own Class A units of the Partnership that were received in the merger of the Corporation and the Partnership completed in February 2008. The Class A units share, on a pro-rata basis, in the income or loss of the Partnership, except for items attributable to the Partnership’s ownership of or sale of shares of the Corporation’s common stock. The provision for income tax on income from Class A units includes intra period allocations to continued operations and excludes allocations to equity.

During the three months ended September 30, 2012, management updated its estimates of the Corporation’s taxable income primarily due to additional depreciation recognized for income tax purposes on property, plant and equipment that is expected to be placed into service in 2012.  The increase in expected depreciation for income tax purposes resulted in a current tax benefit, and corresponding deferred tax expense, of $17.6 million for the three and nine months ended September 30, 2012.

13. Earnings (Loss) Per Common Unit

The following table shows the computation of basic and diluted net income (loss) per common unit for the three and nine months ended September 30, 2012 and 2011, and the weighted-average units used to compute basic and diluted net income (loss) per common unit (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net (loss) income attributable to the Partnership’s unitholders	$(14,340)	$140,312	$188,588	$134,780
Less: Income allocable to phantom units	541	1,287	1,595	1,288
(Loss) Income available for common unitholders - basic	(14,881)	139,025	186,993	133,492
Add: Income allocable to phantom units and DER expense	—	—	1,627	—
(Loss) Income available for common unitholders - diluted	$(14,881)	$139,025	$188,620	$133,492

Weighted average common units outstanding - basic	113,994	78,619	105,916	76,118
Potential common shares (Class B and phantom units) (2)	—	141	20,679	158
Weighted average common units outstanding - diluted	113,994	78,760	126,595	76,276

Net (loss) income attributable to the Partnership’s common unitholders per common unit (1)
Basic	$(0.13)	$1.77	$1.77	$1.75
Diluted	$(0.13)	$1.77	$1.49	$1.75

(1)          Earnings per Class B units equals zero as Class B unitholders are not entitled to receive distributions and therefore no income is allocable to Class B units under the two class method.

(2)          For the three months ended September 30, 2012, 20,641 units were excluded from the calculation of diluted units because the impact was anti-dilutive.

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

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments, for the three and nine months ended September 30, 2012 and 2011 and capital expenditures for the nine months ended September 30, 2012 and 2011 for the reported segments (in thousands).

Three months ended September 30, 2012:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$181,456	$39,987	$78,852	$21,477	$321,772
Purchased product costs	92,112	11,054	16,203	—	119,369
Net operating margin	89,344	28,933	62,649	21,477	202,403
Facility expenses	20,527	6,267	20,241	8,928	55,963
Portion of operating income (loss) attributable to non-controlling interests	1,543	—	(627)	—	916
Operating income before items not allocated to segments	$67,274	$22,666	$43,035	$12,549	$145,524

Three months ended September 30, 2011:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$241,998	$55,920	$78,586	$26,868	$403,372
Purchased product costs	141,067	15,947	32,270	—	189,284
Net operating margin	100,931	39,973	46,316	26,868	214,088
Facility expenses	21,043	6,879	9,108	9,798	46,828
Portion of operating income attributable to non-controlling interests	1,227	—	18,223	—	19,450
Operating income before items not allocated to segments	$78,661	$33,094	$18,985	$17,070	$147,810

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the three months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012	2011

Total segment revenue	$321,772	$403,372
Derivative (loss) gain not allocated to segments	(36,400)	106,943
Revenue deferral adjustment (1)	(1,635)	(2,489)
Total revenue	$283,737	$507,826

Operating income before items not allocated to segments	$145,524	$147,810
Portion of operating income attributable to non-controlling interests	916	19,450
Derivative (loss) gain not allocated to segments	(52,071)	111,004
Revenue deferral adjustment (1)	(1,635)	(2,489)
Compensation expense included in facility expenses not allocated to segments	(193)	(263)
Facility expenses adjustments (2)	2,863	2,855
Selling, general and administrative expenses	(21,922)	(20,162)
Depreciation	(48,136)	(38,715)
Amortization of intangible assets	(14,988)	(10,985)

Loss on disposal of property, plant and equipment	(655)	(147)
Accretion of asset retirement obligations	(141)	(557)
Income from operations	9,562	207,801

Earnings (loss) from unconsolidated affiliate	246	(507)
Interest income	64	62
Interest expense	(30,621)	(26,899)
Amortization of deferred financing costs and discount (a component of interest expense)	(1,428)	(1,002)
Loss on redemption of debt	—	(133)
Miscellaneous income, net	1	(4)
(Loss) Income before provision for income tax	$(22,176)	$179,318

(1)          Amount relates to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended September 30, 2012, approximately $0.2 million and $1.4 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. In comparison, for the three months ended September 30, 2011, approximately $0.2 million and $2.3 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

(2)          Facility expenses adjustments consist of the reallocation of the MarkWest Pioneer field services fee and the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest and Gulf Coast segments, respectively.

Nine months ended September 30, 2012:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$585,343	$168,956	$213,906	$66,703	$1,034,908
Purchased product costs	288,137	49,662	48,856	—	386,655
Net operating margin	297,206	119,294	165,050	66,703	648,253
Facility expenses	66,553	17,577	46,135	28,173	158,438
Portion of operating income (loss) attributable to non-controlling interests	4,579	—	(740)	—	3,839
Operating income before items not allocated to segments	$226,074	$101,717	$119,655	$38,530	$485,976

Capital expenditures	$134,630	$70,206	$1,019,374	$11,744	$1,235,954
Capital expenditures not allocated to segments					4,912
Total capital expenditures					$1,240,866

Nine months ended September 30, 2011:

	Southwest	Northeast	Liberty	Gulf Coast	Total
Segment revenue	$679,347	$201,687	$168,142	$73,310	$1,122,486
Purchased product costs	373,251	72,527	51,715	—	497,493
Net operating margin	306,096	129,160	116,427	73,310	624,993
Facility expenses	62,055	19,402	22,875	27,100	131,432
Portion of operating income attributable to non-controlling interests	3,745	—	45,782	—	49,527
Operating income before items not allocated to segments	$240,296	$109,758	$47,770	$46,210	$444,034

Capital expenditures	$80,069	$17,768	$256,877	$1,282	$355,996
Capital expenditures not allocated to segments					3,930
Total capital expenditures					$359,926

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011

Total segment revenue	$1,034,908	$1,122,486
Derivative gain not allocated to segments	50,952	61,854
Revenue deferral adjustment (1)	(5,604)	(12,854)
Total revenue	$1,080,256	$1,171,486

Operating income before items not allocated to segments	$485,976	$444,034
Portion of operating income attributable to non-controlling interests	3,839	49,527
Derivative gain not allocated to segments	70,952	46,859
Revenue deferral adjustment (1)	(5,604)	(12,854)
Compensation expense included in facility expenses not allocated to segments	(826)	(1,491)
Facility expenses adjustments (2)	8,593	8,565
Selling, general and administrative expenses	(69,025)	(60,454)
Depreciation	(132,199)	(110,280)
Amortization of intangible assets	(38,280)	(32,632)
Loss on disposal of property, plant and equipment	(2,983)	(4,619)
Accretion of asset retirement obligations	(540)	(934)
Income from operations	319,903	325,721

Earnings (loss) from unconsolidated affiliate	788	(1,262)
Interest income	295	214
Interest expense	(86,855)	(83,036)
Amortization of deferred financing costs and discount (a component of interest expense)	(3,943)	(3,873)
Loss on redemption of debt	—	(43,461)
Miscellaneous income, net	63	127
Income before provision for income tax	$230,251	$194,430

(1)          Amount relates to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the nine months ended September 30, 2012, approximately $0.6 million and $5.0 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. For the nine months ended September 30, 2011, approximately $6.9 million and $5.9 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

(2)          Facility expenses adjustments consist of the reallocation of the MarkWest Pioneer field services fee and the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest and Gulf Coast segments, respectively.

The tables below present information about segment assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Southwest	$1,716,013	$1,701,919
Northeast	573,832	533,591
Liberty	2,894,407	1,114,654
Gulf Coast	538,732	553,043
Total segment assets	5,722,984	3,903,207
Assets not allocated to segments:
Certain cash and cash equivalents	365,957	66,212
Fair value of derivatives	33,189	24,790
Investment in unconsolidated affiliate	26,441	27,853
Other (1)	88,572	48,363
Total assets	$6,237,143	$4,070,425

(1)                                  Includes corporate fixed assets, deferred financing costs, income tax receivable, receivables and other corporate assets not allocated to segments.

15. Supplemental Condensed Consolidating Financial Information

The Partnership has no operations independent of its subsidiaries. As of September 30, 2012, the Partnership’s obligations under the outstanding Senior Notes (see Note 9) were fully, jointly and severally guaranteed, by all of its wholly-owned subsidiaries other than MarkWest Liberty Midstream and its subsidiaries. The guarantees are unconditional except for certain customary circumstances in which a subsidiary would be released from the guarantee under the indentures. MarkWest Liberty Midstream, MarkWest Utica EMG and MarkWest Pioneer, together with certain of the Partnership’s other subsidiaries that do not guarantee the outstanding Senior Notes, have significant assets and operations in the aggregate. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities. The operations, cash flows and financial position of the co-issuer of the Senior Notes, MarkWest Energy Finance Corporation, are minor and therefore have been included with the Parent’s financial information. Condensed consolidating financial information for the Partnership, its combined guarantor subsidiaries and combined non-guarantor subsidiaries as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$300,013	$111,456	$3,595	$—	$415,064
Restricted cash	—	—	25,000	—	25,000
Receivables and other current assets	4,087	194,248	62,687	—	261,022
Intercompany receivables	1,196,163	7,686	20,908	(1,224,757)	—
Fair value of derivative instruments	—	14,703	1,063	—	15,766
Total current assets	1,500,263	328,093	113,253	(1,224,757)	716,852

Total property, plant and equipment, net	3,672	1,981,143	2,539,813	(118,089)	4,406,539

Other long-term assets:
Investment in unconsolidated affiliate	—	26,441	—	—	26,441
Investment in consolidated affiliates	3,308,731	2,310,456	—	(5,619,187)	—
Intangibles, net of accumulated amortization	—	570,297	299,899	—	870,196
Fair value of derivative instruments	—	17,061	362	—	17,423
Intercompany notes receivable	225,000	—	—	(225,000)	—
Other long-term assets	51,791	70,116	77,785	—	199,692
Total assets	$5,089,457	$5,303,607	$3,031,112	$(7,187,033)	$6,237,143

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$4,215	$1,199,639	$20,903	$(1,224,757)	$—
Fair value of derivative instruments	—	32,324	499	—	32,823
Other current liabilities	43,798	185,656	471,911	—	701,365
Total current liabilities	48,013	1,417,619	493,313	(1,224,757)	734,188

Deferred income taxes	1,176	198,398	—	—	199,574
Long-term intercompany financing payable	—	225,000	101,923	(326,923)	—
Fair value of derivative instruments	—	29,715	—	—	29,715
Long-term debt, net of discounts	2,522,854	—	—	—	2,522,854
Other long-term liabilities	3,045	124,144	2,683	—	129,872

Equity:
Common units	1,761,838	3,308,731	2,433,193	(5,758,090)	1,745,672
Class B units	752,531	—	—	—	752,531
Non-controlling interest in consolidated subsidiaries	—	—	—	122,737	122,737
Total equity	2,514,369	3,308,731	2,433,193	(5,635,353)	2,620,940

Total liabilities and equity	$5,089,457	$5,303,607	$3,031,112	$(7,187,033)	$6,237,143

	As of December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22	$99,580	$17,414	$—	$117,016
Restricted cash	—	—	26,193	—	26,193
Receivables and other current assets	7,097	232,010	55,098	(5)	294,200
Intercompany receivables	19,981	40,519	22,193	(82,693)	—
Fair value of derivative instruments	—	8,015	683	—	8,698
Total current assets	27,100	380,124	121,581	(82,698)	446,107
Total property, plant and equipment, net	4,012	1,714,857	1,163,226	(17,788)	2,864,307
Other long-term assets:
Investment in unconsolidated affiliate	—	27,853	—	—	27,853
Investment in consolidated affiliates	3,071,124	1,097,350	—	(4,168,474)	—
Intangibles, net of accumulated amortization	—	603,224	543	—	603,767
Fair value of derivative instruments	—	16,092	—	—	16,092
Intercompany notes receivable	235,700	—	—	(235,700)	—
Other long-term assets	41,492	70,434	373	—	112,299
Total assets	$3,379,428	$3,909,934	$1,285,723	$(4,504,660)	$4,070,425

LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$40,503	$40,374	$1,816	$(82,693)	$—
Fair value of derivative instruments	—	90,551	—	—	90,551
Other current liabilities	38,775	219,622	92,930	(5)	351,322
Total current liabilities	79,278	350,547	94,746	(82,698)	441,873
Deferred income taxes	1,228	92,436	—	—	93,664
Long-term intercompany financing payable	—	212,700	23,000	(235,700)	—
Fair value of derivative instruments	—	65,403	—	—	65,403
Long-term debt, net of discounts	1,846,062	—	—	—	1,846,062
Other long-term liabilities	3,232	117,724	400	—	121,356
Equity:
Common Units	697,097	3,071,124	1,167,577	(4,256,489)	679,309
Class B Units	752,531	—	—	—	752,531
Non-controlling interest in consolidated subsidiaries	—	—	—	70,227	70,227
Total equity	1,449,628	3,071,124	1,167,577	(4,186,262)	1,502,067
Total liabilities and equity	$3,379,428	$3,909,934	$1,285,723	$(4,504,660)	$4,070,425

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$205,629	$81,584	$(3,476)	$283,737
Operating expenses:
Purchased product costs	—	114,685	16,327	—	131,012
Facility expenses	—	36,437	21,061	(177)	57,321
Selling, general and administrative expenses	10,241	5,633	7,342	(1,294)	21,922
Depreciation and amortization	146	41,593	22,963	(1,578)	63,124
Other operating expenses	—	488	308	—	796
Total operating expenses	10,387	198,836	68,001	(3,049)	274,175

(Loss) income from operations	(10,387)	6,793	13,583	(427)	9,562

Earnings from consolidated affiliates	20,122	10,848	—	(30,970)	—
Other expense, net	(24,637)	(4,908)	(3,151)	958	(31,738)
(Loss) income before provision for income tax	(14,902)	12,733	10,432	(30,439)	(22,176)
Provision for income tax expense	(31)	(7,389)	—	—	(7,420)
Net (loss) income	(14,871)	20,122	10,432	(30,439)	(14,756)
Net income attributable to non-controlling interest	—	—	—	416	416
Net (loss) income attributable to the Partnership’s unitholders	$(14,871)	$20,122	$10,432	$(30,023)	$(14,340)

	Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$425,142	$82,684	$—	$507,826
Operating expenses:
Purchased product costs	—	155,612	32,398	—	188,010
Facility expenses	—	31,351	10,263	(165)	41,449
Selling, general and administrative expenses	11,270	7,768	2,421	(1,297)	20,162
Depreciation and amortization	182	38,391	11,314	(187)	49,700
Other operating expenses	—	1,069	(365)	—	704
Total operating expenses	11,452	234,191	56,031	(1,649)	300,025

(Loss) income from operations	(11,452)	190,951	26,653	1,649	207,801

Earnings from consolidated affiliates	174,458	13,479	—	(187,937)	—
Loss on redemption of debt	(133)	—	—	—	(133)
Other expense, net	(20,609)	(4,849)	(32)	(2,860)	(28,350)
Income before provision for income tax	142,264	199,581	26,621	(189,148)	179,318
Provision for income tax expense	741	25,123	—	—	25,864
Net income	141,523	174,458	26,621	(189,148)	153,454
Net income attributable to non-controlling interest	—	—	—	(13,142)	(13,142)
Net income attributable to the Partnership’s unitholders	$141,523	$174,458	$26,621	$(202,290)	$140,312

	Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$858,227	$227,980	$(5,951)	$1,080,256
Operating expenses:
Purchased product costs	—	316,327	49,192	—	365,519
Facility expenses	—	103,484	49,009	(686)	151,807
Selling, general and administrative expenses	37,197	13,333	21,851	(3,356)	69,025
Depreciation and amortization	458	121,520	51,446	(2,945)	170,479
Other operating expenses	—	2,227	1,296	—	3,523
Total operating expenses	37,655	556,891	172,794	(6,987)	760,353

(Loss) income from operations	(37,655)	301,336	55,186	1,036	319,903

Earnings from consolidated affiliates	294,036	49,600	—	(343,636)	—
Other expense, net	(68,681)	(16,036)	(5,521)	586	(89,652)
Income before provision for income tax	187,700	334,900	49,665	(342,014)	230,251
Provision for income tax expense	734	40,864	—	—	41,598
Net income	186,966	294,036	49,665	(342,014)	188,653
Net income attributable to non-controlling interest	—	—	—	(65)	(65)
Net income attributable to the Partnership’s unitholders	$186,966	$294,036	$49,665	$(342,079)	$188,588

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$991,993	$179,493	$—	$1,171,486
Operating expenses:
Purchased product costs	—	463,459	51,900	—	515,359
Facility expenses	—	95,701	26,285	(499)	121,487
Selling, general and administrative expenses	35,348	23,139	6,390	(4,423)	60,454
Depreciation and amortization	538	112,868	30,010	(504)	142,912
Other operating expenses	673	4,895	(15)	—	5,553
Total operating expenses	36,559	700,062	114,570	(5,426)	845,765

(Loss) income from operations	(36,559)	291,931	64,923	5,426	325,721

Earnings from consolidated affiliates	287,377	31,623	—	(319,000)	—
Loss on redemption of debt	(43,461)	—	—	—	(43,461)
Other expense, net	(67,574)	(10,583)	(92)	(9,581)	(87,830)
Income before provision for income tax	139,783	312,971	64,831	(323,155)	194,430
Provision for income tax expense	848	25,594	—	—	26,442
Net (loss) income	138,935	287,377	64,831	(323,155)	167,988
Net income attributable to non-controlling interest	—	—	—	(33,208)	(33,208)
Net income attributable to the Partnership’s unitholders	$138,935	$287,377	$64,831	$(356,363)	$134,780

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(89,558)	$301,270	$179,334	$(1,328)	$389,718

Cash flows from investing activities:
Restricted cash	—	—	1,003	—	1,003
Capital expenditures	(120)	(236,153)	(1,006,431)	1,838	(1,240,866)
Equity investments	(42,120)	(1,367,484)	—	1,409,604	—
Acquisition of business, net of cash acquired	—	—	(506,797)	—	(506,797)
Distributions from consolidated affiliates	48,973	100,238	—	(149,211)	—
Investment in intercompany notes, net	(12,300)	—	—	12,300	—
Proceeds from disposal of property, plant and equipment	—	1,718	84	(1,213)	589
Net cash flows provided by (used in) investing activities	(5,567)	(1,501,681)	(1,512,141)	1,273,318	(1,746,071)

Cash flows from financing activities:
Proceeds from public equity offerings, net	1,191,066	—	—	—	1,191,066
Proceeds from Credit Facility	511,100	—	—	—	511,100
Payments of Credit Facility	(577,100)	—	—	—	(577,100)
Proceeds from long-term debt	742,613	—	—	—	742,613
Proceeds (Payments) related to intercompany financing, net	—	12,300	(703)	(11,597)	—
Payments for debt issue costs and deferred financing costs	(14,184)	—	—	—	(14,184)
Contributions from parent and affiliates	—	42,120	1,367,484	(1,409,604)	—
Contribution from non-controlling interest	—	—	56,940	—	56,940
Share-based payment activity	(8,061)	2,216	—	—	(5,845)
Payment of distributions	(244,169)	(48,973)	(104,733)	149,211	(248,664)
Payments of SMR liability	—	(1,525)	—	—	(1,525)
Intercompany advances, net	(1,206,149)	1,206,149	—	—	—
Net cash flows provided by financing activities	395,116	1,212,287	1,318,988	(1,271,990)	1,654,401

Net increase (decrease) in cash	299,991	11,876	(13,819)	—	298,048
Cash and cash equivalents at beginning of year	22	99,580	17,414	—	117,016
Cash and cash equivalents at end of period	$300,013	$111,456	$3,595	$—	$415,064

	Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(89,044)	$303,401	$121,551	$(4,659)	$331,249

Cash flows from investing activities:
Capital expenditures	(785)	(100,155)	(264,996)	6,010	(359,926)
Acquisition of business	—	(230,728)	—	—	(230,728)
Equity investments	(34,246)	(204,428)	—	238,674	—
Distributions from consolidated affiliates	37,978	50,019	—	(87,997)	—
Investment in intercompany notes, net	(17,600)	—	—	17,600	—
Proceeds from disposal of property, plant and equipment	—	365	3,954	(1,351)	2,968
Net cash flows used in investing activities	(14,653)	(484,927)	(261,042)	172,936	(587,686)

Cash flows from financing activities:
Proceeds from public equity offering, net	323,492	—	—	—	323,492
Proceeds from Credit Facility	1,074,700	—	—	—	1,074,700
Payments of Credit Facility	(929,600)	—	—	—	(929,600)
Proceeds from long-term debt	499,000	—	—	—	499,000
Payments of long-term debt	(440,638)	—	—	—	(440,638)
Payments of premiums on redemption of long-term debt	(39,642)	—	—	—	(39,642)
(Payments) proceeds related to intercompany financing, net	—	(5,400)	23,000	(17,600)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(7,795)	—	—	—	(7,795)
Contributions from parent and affiliates	—	34,246	204,428	(238,674)	—
Contributions from non-controlling interest	—	—	80,332	—	80,332
Share-based payment activity	(6,354)	1,089	—	—	(5,265)
Payment of distributions	(155,931)	(37,978)	(99,118)	87,997	(205,030)
Payments of SMR liability	—	(1,390)	—	—	(1,390)
Intercompany advances, net	(213,532)	213,532	—	—	—
Net cash flows provided by financing activities	103,700	204,099	208,642	(168,277)	348,164

Net increase in cash	3	22,573	69,151	—	91,727
Cash and cash equivalents at beginning of year	—	63,850	3,600	—	67,450
Cash and cash equivalents at end of period	$3	$86,423	$72,751	$—	$159,177

16. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flow information (in thousands):

	Nine months ended September 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$73,624	$76,876
Cash paid for income taxes, net	18,925	5,051

Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$389,601	$85,666
Interest capitalized on construction in progress	16,353	571
Issuance of common units for vesting of share-based payment awards	2,506	5,412

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

Significant Financial and Other Highlights

Significant financial and other highlights for the three months ended September 30, 2012 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•                  Total segment operating income before items not allocated to segments (a non-GAAP financial measure, see below) decreased approximately $2.3 million, or 2%, for the three months ended September 30, 2012 compared to the same period in 2011. The decrease is due primarily to a decline in NGL prices which was partially offset by our acquisition of M&R MWE Liberty, L.L.C.’s (“M&R”) interest in MarkWest Liberty Midstream and over 20% increase in total processed volumes, primarily due to our expanding operations in the Liberty and Southwest segments.

•                  Realized losses from the settlement of our derivative instruments were $8.4 million for the three months ended September 30, 2012 compared to $15.8 million for the same period in 2011.  Changes in the correlation between the price of NGLs and price of crude oil has reduced the effectiveness of our crude oil derivative positions that are used as a proxy contract for managing NGL price risk.

•                  In July 2012, we announced a long-term fee-based agreement with XTO Energy Inc. (“XTO”) to extend our NGL gathering pipeline in northwest Pennsylvania to XTO’s processing plant in Butler County, Pennsylvania, which is expected to commence operations in late 2012.  The NGLs will be transported by truck until the pipeline is complete in late 2013.

•                  In August 2012, we received net proceeds of approximately $338 million from a public offering of approximately 6.9 million newly issued common units representing limited partner interests, which includes the full exercise of the underwriters’ over-allotment option.

•                  In August 2012, we received net proceeds of approximately $731 million from a public offering of $750 million in aggregate principal amount of 5.5% senior unsecured notes due in 2023, which were issued at 99.015% of par.

•                  In September 2012, we signed a 10-year agreement to become a firm shipper on the Mariner East (“Mariner East’) pipeline subject to final regulatory approvals.  Mariner East is currently designed to transport ethane and propane sourced at our Houston, Pennsylvania processing and fractionation complex (“Houston Complex”) to Sunoco Inc.’s (“Sunoco”) Marcus Hook facility near Philadelphia, Pennsylvania.  Once delivered, the ethane-propane mix will be re-fractionated into purity products for sale into domestic and international markets.

•                  In October 2012, we commenced operations of the 200 MMcf/d Sherwood I processing facility and associated gathering and compression in Doddridge County, West Virginia. These assets are supported by a long-term, fee-based agreement with Antero Resources.

•                  In November 2012, we announced plans to expand the processing capacity at our Mobley complex in Wetzel County, West Virginia by 200 MMcf/d.  This expansion is supported by an existing long-term, fee-based agreement with EQT Corporation and is expected to be completed in the fourth quarter of 2013.

•                  In November 2012, MarkWest Utica EMG announced the execution of long-term fee-based agreements with Antero Resources to provide gas processing, fractionation and marketing services in Noble County, Ohio. Services under these agreements will be provided using the assets currently under construction for our Utica Shale operations as described below in “Results of Operations-Segment Reporting-Utica”.

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

The following is a reconciliation to Income (loss) from operations, the most comparable GAAP financial measure to net operating margin (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment revenue	$321,772	$403,372	$1,034,908	$1,122,486
Purchased product costs	(119,369)	(189,284)	(386,655)	(497,493)
Net operating margin	202,403	214,088	648,253	624,993
Facility expenses	(53,293)	(44,236)	(150,671)	(124,358)
Derivative gain (loss)	(52,071)	111,004	70,952	46,859
Revenue deferral adjustment	(1,635)	(2,489)	(5,604)	(12,854)
Selling, general and administrative expenses	(21,922)	(20,162)	(69,025)	(60,454)
Depreciation	(48,136)	(38,715)	(132,199)	(110,280)
Amortization of intangible assets	(14,988)	(10,985)	(38,280)	(32,632)
Loss on disposal of property, plant and equipment	(655)	(147)	(2,983)	(4,619)
Accretion of asset retirement obligations	(141)	(557)	(540)	(934)
Income from operations	$9,562	$207,801	$319,903	$325,721

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

The following table does not give effect to our active commodity risk management program. For the nine months ended September 30, 2012, we calculated the following approximate percentages of our segment revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of-Proceeds (1)	Percent-of-Index (2)	Keep-Whole (3)
Segment revenue	29%	35%	3%	33%
Net operating margin (4)	47%	26%	0%	27%

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

Seasonality

Our business is affected by seasonal fluctuations in commodity prices. Sales volumes also are affected by various other factors such as fluctuating and seasonal demands for products, changes in transportation and travel patterns and variations in weather patterns from year to year. Our Northeast and Liberty segments are particularly impacted by seasonality. In our Northeast and Liberty segments, we store a portion of the propane that is produced in the summer to be sold in the winter months. To manage this seasonality, we have access to approximately 50 million gallons of propane storage capacity provided by our own storage facilities and a firm capacity arrangement with a third-party. If we are unable to fully utilize our storage capacity due to third party capacity constraints or other reasons, our operations would be adversely affected.  As a result of our seasonality, we generally expect the sales volumes in our Northeast and Liberty segments to be higher in the first quarter and fourth quarter, however, the expected growth and expansion in our Liberty segment may partially counteract this seasonality impact on sales volumes.

Results of Operations

Segment Reporting

We present information in this MD&A by segment. The segment information appearing in Note 14 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting. We conduct our operations in the following operating segments: Southwest, Northeast, Liberty and Gulf Coast. Our assets and operations in each of these segments are described below. In addition, we include a description of our initial plans to develop our Utica operations, which are included in the Liberty segment.

Southwest

•                  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, natural gas processing facility and an NGL pipeline. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit, Travis Peak and Haynesville formations. For natural gas that is processed in this area, we either purchase the NGLs from the producers under percent-of-proceeds arrangements, or we transport and process volumes for a fee. We expect to complete an additional 120 MMcf/d cryogenic processing plant during the fourth quarter of 2012, increasing total processing capacity in East Texas to 400 MMcf/d. We also plan to expand gathering capacity in East Texas by 140 MMcf/d and residue gas outlet capacities by 60 MMcf/d.

•                  Oklahoma.  We own a natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. The liquids-rich natural gas gathered in the Woodford system is processed through Centrahoma, our equity investment, or other third-party processors.  We have agreed to fund our share of a 120 MMcf/d processing plant expansion at Centrahoma in order to support the drilling programs in the Woodford Shale.  The expansion is expected to be operational in the first quarter of 2014.  In addition, we own the Foss Lake natural gas gathering system and the Western Oklahoma natural gas processing complex, all located in Roger Mills, Beckham, Custer and Ellis Counties of western Oklahoma. The gathering portion consists of a pipeline system that is connected to natural gas wells and associated compression facilities. The majority of the gathered gas is ultimately compressed and delivered to the processing plants. We also own a gathering system in the Granite Wash formation in the Texas panhandle that is connected to our Western Oklahoma processing complex.

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

Northeast

•                  Kentucky and southern West Virginia.  Our Northeast segment assets include the Kenova, Boldman, Cobb, Kermit and the Langley natural gas processing plants, an NGL pipeline, and the Siloam NGL fractionation plant. During the fourth quarter 2012, we completed an additional cryogenic natural gas processing plant at the Langley processing complex with a capacity of 150 MMcf/d. In addition, we have two caverns for storing propane at our Siloam facility and additional propane storage capacity under a long-term firm-capacity agreement with a third-party. Including our presence in the Marcellus Shale (see Liberty Segment below), we are the largest processor and fractionator of natural gas in the Appalachian region, with fully integrated processing, fractionation, storage and marketing operations.

•                  Michigan.  We own and operate a FERC-regulated crude oil pipeline in Michigan providing transportation service for three shippers.

Liberty

•                  Marcellus Shale.  We provide extensive natural gas midstream services in southwest Pennsylvania and northern West Virginia through MarkWest Liberty Midstream and its subsidiaries. With gathering capacity of approximately 390 MMcf/d and current processing capacity of 915 MMcf/d, we are the largest processor of natural gas in the Marcellus Shale, with fully integrated gathering, processing, fractionation, storage and marketing operations that are critical to the liquids-rich gas development in the northeast United States.

The gathering, processing and fractionation facilities currently operating and under construction in our Liberty segment consist of the following:

Natural Gas Gathering

•            Existing gathering system delivering to our Houston Complex.

•            Existing gathering lines acquired in the Keystone Acquisition.

•            Existing gathering system completed in the fourth quarter, delivering to our processing facilities in Sherwood, West Virginia, (“Sherwood Complex”).

Natural Gas Processing

•            355 MMcf/d of current cryogenic processing capacity at our Houston Complex.

•            270 MMcf/d of current cryogenic processing capacity at our Majorsville, West Virginia processing complex (“Majorsville Complex”).

•            90 MMcf/d of cryogenic processing capacity at our Butler County, Pennsylvania processing plants (“Keystone Complex”), which we acquired in the Keystone Acquisition.

•            200 MMcf/d cryogenic processing capacity at our recently completed Sherwood Complex.

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

•            520 MMcf/d cryogenic processing capacity under construction in Mobley, West Virginia (“Mobley Complex”) where 200 MMcf/d, 120 MMcf/d and 200 MMcf/d cryogenic plants are expected to be completed in the fourth quarter of 2012, first quarter of 2013 and fourth quarter 2013, respectively.

•            200 MMcf/d cryogenic processing capacity under construction at our Sherwood Complex that is expected to be completed in the second quarter of 2013. We plan to expand the capacity at our Sherwood Complex with an additional 200 MMcf/d cryogenic processing plant that is expected to be completed in third quarter 2013. The expansion plans are based, in part, on Antero Resources’ decision to support the additional capacity under a long-term processing agreement. Antero Resources must make its final decision on whether to proceed with the additional plant at the Sherwood Complex by May 1, 2013.

•            120 MMcf/d cryogenic processing capacity under construction in Butler County, Pennsylvania as part of our Keystone Acquisition, which is expected to commence operation in the first quarter of 2014. Based on producer’s production we may expand our Keystone Complex by 200 MMcf/d as soon as 2014.

By the end of 2014, MarkWest Liberty Midstream is expected to have up to approximately 3.0 Bcf/d of cryogenic processing capacity that is supported by primarily fee-based long-term agreements with our producer customers.

NGL Gathering, Fractionation and Market Outlets

•            NGLs produced at the Majorsville Complex are delivered through an NGL pipeline (“Majorsville Pipeline”) to the Houston Complex for exchange for fractionated products. NGL pipelines connecting each of the planned processing facilities in West Virginia to the Majorsville Pipeline are under construction and will allow for NGL transportation to the Houston Complex for fractionation. Additionally, we have announced our plans to extend our NGL pipeline into northwest Pennsylvania to allow us to gather, fractionate and market NGLs produced at our Keystone Complex and at a processing facility owned by XTO that is expected to begin operations in late 2012.  We will provide the transportation, fractionation and marketing services to XTO pursuant to a long-term fee-based agreement executed in July 2012.  The NGLs will be transported to the fractionation facility at our Houston Complex by truck until the NGL pipeline is complete in late 2013.

•            Existing fractionation facility at our Houston Complex with a design capacity of 60,000 Bbl/d.

•            Existing interconnect with a key interstate pipeline providing a market outlet for the propane produced from this region.

•            Existing agreements to access international markets.  Propane is currently being transported by truck to a third-party terminal near Philadelphia, Pennsylvania where it is loaded onto marine vessels and delivered to international markets.  We plan to add rail deliveries to the terminal in the next several months as rail unloading capabilities are expanded.  As discussed below, we will also have the ability to deliver propane to Sunoco’s terminal in Philadelphia via pipeline once the Mariner East pipeline is placed into service.

•            Existing extension of our Majorsville Pipeline to receive NGLs produced at a third-party’s Fort Beeler processing plant. This project allows certain producers to benefit from our integrated NGL fractionation and marketing operations.

•            Existing eight bay truck loading and unloading facility at our Houston Complex.

•            Recently completed 200 railcar loading facility at our Houston Complex.

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

Ethane Recovery and Associated Market Outlets

Due to the increased production of natural gas from the liquids-rich area of the Marcellus Shale, natural gas processors must begin to recover a significant amount of ethane from the raw NGL stream to continue to meet the pipeline gas quality specifications for residue gas. We have been developing solutions that will have the capability to recover and fractionate the required ethane, be scalable to recover and fractionate additional ethane at the option of our producer customers and provide access to attractive ethane markets in North America and Europe. The primary components of our ethane recovery solution consist of the following:

•            76,000 Bbl/d de-ethanization facilities under construction at our Houston Complex and Majorsville Complex that are expected to be completed by mid-2013.

•            A third de-ethanization facility at the Majorsville Complex is planned that would increase production capacity of purity ethane to approximately 115,000 Bbl/d in first quarter 2014.

•            A joint pipeline project with Sunoco Logistics, L.P. (“Sunoco”) that is currently under construction to deliver Marcellus ethane to Sarnia, Ontario, Canada markets (“Mariner West”). Mariner West will utilize new and existing pipelines and is anticipated to have an initial capacity to transport up to 50,000 Bbl/d of ethane in the third quarter of 2013 with the ability to expand to support higher volumes as needed.

•            Mariner East, a pipeline and marine project, is intended to deliver Marcellus purity ethane and purity propane to the Gulf Coast and international markets. Mariner East is expected to begin delivering propane in the second half of 2014 and ethane in the first half of 2015.

We continue to evaluate additional projects that would support a comprehensive ethane solution for producers in the Marcellus Shale.

Utica

Effective January 1, 2012, we formed MarkWest Utica EMG, a joint venture focused on the development of significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure to serve producers’ drilling programs in the Utica Shale in eastern Ohio with The Energy & Minerals Group (“EMG”). The current Utica development plan includes gathering and compression systems and two new processing complexes with total cryogenic processing capacity of 725 MMcf/d and 100,000 Bbl/d of fractionation, storage, and marketing capabilities. The fractionation facility in Harrison County for propane and heavier components (“Harrison Fractionation Facility”) will be jointly owned by MarkWest Utica EMG and MarkWest Liberty Midstream. The processing complexes will be in Cadiz township in Harrison County (“Cadiz Complex”) and in Seneca township in Noble County (“Seneca Complex”).  The Cadiz Complex is expected to begin the first phase of operations in the fourth quarter of 2012 with interim mechanical refrigeration processing capacity of 60 MMcf/d. The Seneca Complex is expected to begin the first phase of operations in second quarter 2013 with interim mechanical refrigeration processing capacity of 45 MMcf/d. The total planned cryogenic processing capacity of 725 MMcf/d is expected to be in operation by the first quarter of 2014.

Both processing complexes are expected to be connected via an NGL gathering pipeline system to the Harrison Fractionation Facility that is expected to be operational by the first quarter of 2014. Creating a large network of processing complexes connected through an extensive NGL gathering system has been critical to the full development of the Marcellus, and the announced Ohio facilities represent the first major step in providing Utica Shale producers with the same benefits. From the Harrison Fractionation Facility, we plan to market NGLs by truck, rail and pipeline.  A railcar loading facility that can accommodate 200 rail cars and an eight bay truck loading and unloading facility are under construction at Harrison Fractionation Facility and are expected to be complete by mid-2013.  Additionally, at our Cadiz Complex we are also constructing de-ethanization capacity and a connection to Enterprise Products Partners L.P.’s NGL pipeline from Appalachia to Texas (“ATEX Pipeline”). We expect to begin delivering ethane to the ATEX Pipeline in the first quarter 2014. Additionally, the Harrison Fractionation Facility is expected to be connected to our extensive processing and NGL pipeline network in our Liberty segment and provide for the integrated operation of the two largest fractionation complexes in the Northeast United States in the first quarter 2014.

On June 4, 2012, MarkWest Utica EMG announced agreements with Gulfport Energy Corporation (“Gulfport”) to provide gathering, processing, fractionation, and marketing services in the liquids-rich corridor of the Utica Shale. Under the terms of the agreements, MarkWest Utica EMG is developing natural gas gathering infrastructure to provide service to Gulfport, primarily in Harrison, Guernsey, and Belmont Counties, that commenced initial operations beginning in the third quarter of 2012. MarkWest Utica EMG is processing the gas at its Cadiz Complex, and is expected to provide NGL fractionation and marketing services at the Harrison Fractionation Facility when it is completed in the first quarter of 2014.

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

The following summarizes the percentage of our segment revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the nine months ended September 30, 2012:

	Southwest	Northeast	Liberty	Gulf Coast
Segment revenue	57%	16%	21%	6%
Net operating margin	46%	18%	26%	10%

Segment Operating Results

Items below Income (loss) from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. The tables below present financial information, as evaluated by management, for the reported segments for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011. The information includes net operating margin, a non-GAAP financial measure. See above for a reconciliation of net operating margin to Income (loss) from operations, the most comparable GAAP financial measure.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Southwest

	Three months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$181,456	$241,998	$(60,542)	(25)%
Purchased product costs	92,112	141,067	(48,955)	(35)%
Net operating margin	89,344	100,931	(11,587)	(11)%
Facility expenses	20,527	21,043	(516)	(2)%
Portion of operating income attributable to non-controlling interests	1,543	1,227	316	26%
Operating income before items not allocated to segments	$67,274	$78,661	$(11,387)	(14)%

Segment Revenue.  Revenue decreased primarily due to lower NGL prices and decrease in natural gas sales volumes. The decrease was partially offset by increased NGL sales volumes, primarily due to the expansion of the Western Oklahoma processing facilities completed at the end of the third quarter 2011 and increases in processing and gathering fees in Southeast Oklahoma.

Purchased Product Costs. Purchased product costs decreased primarily due to a decrease in the price NGLs and a decrease in the volume of natural gas purchased.

Northeast

	Three months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$39,987	$55,920	$(15,933)	(28)%
Purchased product costs	11,054	15,947	(4,893)	(31)%
Net operating margin	28,933	39,973	(11,040)	(28)%
Facility expenses	6,267	6,879	(612)	(9)%
Operating income before items not allocated to segments	$22,666	$33,094	$(10,428)	(32)%

Segment Revenue.  Revenue decreased due to lower NGL prices, partially offset by an increase in NGL sales volumes. The increase in NGL sales volumes for the three months ended September 30, 2012 compared to the same period in 2011 is partly due to a key transmission pipeline feeding our processing plants, which was damaged and had limited service capacity during the first nine months of 2011.  However, the pipeline was repaired and fully operational for the entire third quarter of 2012.

Purchased Product Costs.  Purchased product costs decreased due to lower prices for natural gas that is purchased to satisfy the keep-whole arrangements in the Appalachia area, partially offset by an increase in NGL sales volumes.

Liberty

	Three months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$78,852	$78,586	$266	0%
Purchased product costs	16,203	32,270	(16,067)	(50)%
Net operating margin	62,649	46,316	16,333	35%
Facility expenses	20,241	9,108	11,133	122%
Portion of operating (loss) income attributable to non-controlling interests	(627)	18,223	(18,850)	(103)%
Operating income before items not allocated to segments	$43,035	$18,985	$24,050	127%

Segment Revenue.  Revenue increased due to ongoing expansion of the Liberty operations resulting in increased gathered, processed and fractionated volumes. Revenue increased approximately $15.3 million related to gathering, processing and fractionation fees, offset by approximately $15.1 million decrease related to lower prices for NGLs sold.

Purchased Product Costs.  Purchased product costs decreased due to lower NGL prices and lower NGL volumes purchased from a producer.

Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Liberty operations.

Portion of Operating Income Attributable to Non-controlling Interests.  The portion of operating income attributable to non-controlling interests for the three months ended September 30, 2011 represented the interest of M&R, an affiliate of EMG, our former joint venture partner in MarkWest Liberty Midstream, in net operating income of MarkWest Liberty Midstream. As a result of our acquisition of M&R’s interest in MarkWest Liberty Midstream, no portion of its income is attributable to non-controlling interests for the three months ended September 30, 2012. The immaterial portion of loss allocable to the non-controlling interest for the three months ended September 30, 2012 relates to MarkWest Utica EMG and its subsidiaries.

Gulf Coast

	Three months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$21,477	$26,868	$(5,391)	(20)%
Purchased product costs	—	—	—	N/A
Net operating margin	21,477	26,868	(5,391)	(20)%
Facility expenses	8,928	9,798	(870)	(9)%
Operating income before items not allocated to segments	$12,549	$17,070	$(4,521)	(26)%

Segment Revenue.  Revenue decreased primarily due to lower NGL prices.

Facility Expenses.  Facility expenses decreased primarily due to the timing of facility maintenance and repairs.

Reconciliation of Segment Operating Income to Consolidated Income (Loss) Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax for the three months ended September 30, 2012 and 2011, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Total segment revenue	$321,772	$403,372	$(81,600)	(20)%
Derivative (loss) gain not allocated to segments	(36,400)	106,943	(143,343)	(134)%
Revenue deferral adjustment	(1,635)	(2,489)	854	(34)%
Total revenue	$283,737	$507,826	$(224,089)	(44)%

Operating income before items not allocated to segments	$145,524	$147,810	$(2,286)	(2)%
Portion of operating income attributable to non-controlling interests	916	19,450	(18,534)	(95)%
Derivative (loss) gain not allocated to segments	(52,071)	111,004	(163,075)	(147)%
Revenue deferral adjustment	(1,635)	(2,489)	854	(34)%
Compensation expense included in facility expenses not allocated to segments	(193)	(263)	70	(27)%
Facility expenses adjustments	2,863	2,855	8	0%
Selling, general and administrative expenses	(21,922)	(20,162)	(1,760)	9%
Depreciation	(48,136)	(38,715)	(9,421)	24%
Amortization of intangible assets	(14,988)	(10,985)	(4,003)	36%
Loss on disposal of property, plant and equipment	(655)	(147)	(508)	346%
Accretion of asset retirement obligations	(141)	(557)	416	(75)%
Income from operations	9,562	207,801	(198,239)	(95)%

Earnings (loss) from unconsolidated affiliate	246	(507)	753	(149)%
Interest income	64	62	2	3%
Interest expense	(30,621)	(26,899)	(3,722)	14%
Amortization of deferred financing costs and discount (a component of interest expense)	(1,428)	(1,002)	(426)	43%
Loss on redemption of debt	—	(133)	133	(100)%
Miscellaneous income (expense), net	1	(4)	5	(125)%
(Loss) income before provision for income tax	$(22,176)	$179,318	$(201,494)	(112)%

Derivative (Loss) Gain Not Allocated to Segments.  Unrealized loss from the change in fair value of our derivative instruments was $43.7 million for the three months ended September 30, 2012 compared to an unrealized gain of $126.8 million for the same period in 2011. Realized loss from the settlement of our derivative instruments was $8.4 million for the three months ended September 30, 2012 compared to $15.8 million for the same period in 2011. The total change of $163.1 million is due mainly to volatility in commodity prices. Despite the decline in NGL prices in 2012 compared to 2011,  we continued to experience realized losses on our derivative positions used to manage NGL price risk due to the decreased effectiveness  of crude oil positions used as a proxy contract for NGLs.  We are not able to predict the future effectiveness of our crude oil positions in managing NGL price risk, but ineffectiveness may continue for the near-term.

Revenue Deferral Adjustment.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended September 30, 2012, approximately $0.2 million and $1.4 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. For the three months ended September 30, 2011, approximately $0.2 million and $2.3 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the third quarter 2012’s amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased primarily due to higher labor, benefits, office expense and professional services necessary to support the overall growth of our operations.

Depreciation.  Depreciation increased due to additional projects completed during 2011 through the third quarter of 2012, as well as the Keystone Acquisition.

Amortization of Intangible Assets.  Amortization increased due to the customer relationship intangibles acquired in the Keystone Acquisition.

Interest Expense.  Interest expense increased due to the increased amount of outstanding debt. The increase was partially offset by an increase in capitalized interest.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Southwest

	Nine months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$585,343	$679,347	$(94,004)	(14)%
Purchased product costs	288,137	373,251	(85,114)	(23)%
Net operating margin	297,206	306,096	(8,890)	(3)%
Facility expenses	66,553	62,055	4,498	7%
Portion of operating income attributable to non-controlling interests	4,579	3,745	834	22%
Operating income before items not allocated to segments	$226,074	$240,296	$(14,222)	(6)%

Segment Revenue.  Revenue decreased primarily due to lower NGL prices and a decrease in natural gas sales volumes. The decrease was partially offset by an increase in NGL sales volumes, primarily due to the expansion of the Western Oklahoma processing facilities completed at the end of the third quarter of 2011 and increases in processing and gathering fees in Southeast Oklahoma.

Purchased Product Costs. Purchased product costs decreased primarily due to lower NGL prices and a reduction in the volume of natural gas purchased.

Facility Expenses. Facility expenses increased primarily due to the expansion of our processing and gathering facilities in Western Oklahoma.

Northeast

	Nine months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$168,956	$201,687	$(32,731)	(16)%
Purchased product costs	49,662	72,527	(22,865)	(32)%
Net operating margin	119,294	129,160	(9,866)	(8)%
Facility expenses	17,577	19,402	(1,825)	(9)%
Operating income before items not allocated to segments	$101,717	$109,758	$(8,041)	(7)%

Segment Revenue.  Revenue decreased due to lower natural gas prices, as well as a contract change related to our acquisition of the Langley processing facilities and related assets (“Langley Acquisition”) in the first quarter of 2011. Subsequent to the Langley Acquisition, we continue to market the NGLs related to natural gas processed at the Langley plant; however we are acting as an agent and therefore record revenue net of purchased product costs. Prior to the contract change we were acting as the principal. The decrease in revenue was offset by increased NGL sales volumes, which was partly due to a key transmission pipeline feeding our processing plants that was damaged and had limited service capacity during the first nine months of 2011 but that was repaired and fully operational for the entire first nine months of 2012.

Purchased Product Costs.  Purchased product costs decreased due to the contract change related to the Langley Acquisition. In addition, purchased product costs decreased due to lower prices for natural gas that is purchased to satisfy the keep-whole arrangements in the Appalachia area, which was partially offset by an increase in sales volumes.

Facility Expenses.  Facility expenses decreased primarily due to timing of repairs and maintenance.

Liberty

	Nine months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$213,906	$168,142	$45,764	27%
Purchased product costs	48,856	51,715	(2,859)	(6)%
Net operating margin	165,050	116,427	48,623	42%
Facility expenses	46,135	22,875	23,260	102%
Portion of operating (loss) income attributable to non-controlling interests	(740)	45,782	(46,522)	(102)%
Operating income before items not allocated to segments	$119,655	$47,770	$71,865	150%

Segment Revenue.  Revenue increased due to ongoing expansion of the Liberty operations resulting in increased gathered, processed and fractionated volumes. Revenue increased approximately $43.4 million related to gathering, processing and fractionation fees and approximately $1.1 million related to increased NGL product sales under a percent of proceeds agreement with a producer and an increase in sales of propane from inventory purchased from producer customers.  NGLs sales increased due to higher volumes partially offset by lower prices.

Purchased Product Costs.  Purchased product costs increased primarily due to an increase in the volume of NGLs purchased from producer customers and then sold.

Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Liberty operations.

Portion of Operating Income Attributable to Non-controlling Interests.  The portion of operating income attributable to non-controlling interests for the nine months ended September 30, 2011 represented M&R’s interest in net operating income of MarkWest Liberty Midstream. As a result of our acquisition of M&R’s interest in MarkWest Liberty Midstream, no portion of its income is attributable to non-controlling interests for the nine months ended September 30, 2012. The immaterial portion of income allocable to the non-controlling interest for the nine months ended September 30, 2012 relates to MarkWest Utica EMG and its subsidiaries.

Gulf Coast

	Nine months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Segment revenue	$66,703	$73,310	$(6,607)	(9)%
Purchased product costs	—	—	—	N/A
Net operating margin	66,703	73,310	(6,607)	(9)%
Facility expenses	28,173	27,100	1,073	4%
Operating income before items not allocated to segments	$38,530	$46,210	$(7,680)	(17)%

Segment Revenue.  Revenue decreased primarily due to lower NGL prices, partially offset by an increase in volumes resulting from increased production as scheduled refinery maintenance in 2011 did not recur in 2012.

Facility Expenses.  Facility expenses increased primarily due to plant turnaround costs incurred in second quarter 2012, as well as timing of other facility maintenance and repairs.

Reconciliation of Segment Operating Income to Consolidated Income (Loss) Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income (loss) before provision for income tax for the nine months ended September 30, 2012 and 2011, respectively. The ensuing items listed below the Total segment revenue and Operating income lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Nine months ended September 30,			%
	2012	2011	$ Change	Change
	(in thousands)
Total segment revenue	$1,034,908	$1,122,486	$(87,578)	(8)%
Derivative gain not allocated to segments	50,952	61,854	(10,902)	(18)%
Revenue deferral adjustment	(5,604)	(12,854)	7,250	(56)%
Total revenue	$1,080,256	$1,171,486	$(91,230)	(8)%

Operating income before items not allocated to segments	$485,976	$444,034	$41,942	9%
Portion of operating income attributable to non-controlling interests	3,839	49,527	(45,688)	(92)%
Derivative gain not allocated to segments	70,952	46,859	24,093	51%
Revenue deferral adjustment	(5,604)	(12,854)	7,250	(56)%
Compensation expense included in facility expenses not allocated to segments	(826)	(1,491)	665	(45)%
Facility expenses adjustments	8,593	8,565	28	0%
Selling, general and administrative expenses	(69,025)	(60,454)	(8,571)	14%
Depreciation	(132,199)	(110,280)	(21,919)	20%
Amortization of intangible assets	(38,280)	(32,632)	(5,648)	17%
Loss on disposal of property, plant and equipment	(2,983)	(4,619)	1,636	(35)%
Accretion of asset retirement obligations	(540)	(934)	394	(42)%
Income from operations	319,903	325,721	(5,818)	(2)%

Earnings (loss) from unconsolidated affiliate	788	(1,262)	2,050	(162)%
Interest income	295	214	81	38%
Interest expense	(86,855)	(83,036)	(3,819)	5%
Amortization of deferred financing costs and discount (a component of interest expense)	(3,943)	(3,873)	(70)	2%
Loss on redemption of debt	—	(43,461)	43,461	(100)%
Miscellaneous income, net	63	127	(64)	(50)%
Income before provision for income tax	$230,251	$194,430	$35,821	18%

Derivative Gain Not Allocated to Segments.  Unrealized gain from the change in fair value of our derivative instruments was $101.8 million for the nine months ended September 30, 2012 compared to an unrealized gain of $102.7 million for the same period in 2011. Realized loss from the settlement of our derivative instruments was $30.9 million for the nine months ended September 30, 2012 compared to $55.8 million for the same period in 2011. The total change of $24.1 million is due mainly to volatility in commodity prices. Despite the decline in NGL prices in 2012 compared to 2011, we continued to experience realized losses on our derivative positions used to manage NGL price risk due to the decreased effectiveness of crude oil positions used as a proxy contract for NGLs.  We are not able to predict the future effectiveness of our crude oil positions in managing NGL price risk, but ineffectiveness may continue for the near-term.

Revenue Deferral Adjustment.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore the impact of the revenue deferrals is excluded for segment reporting purposes. For the nine months ended September 30, 2012, approximately $0.6 million and $5.0 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. For the nine months ended September 30, 2011, approximately $6.9 million and $5.9 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the third quarter 2012’s amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased primarily due to higher labor, benefits, office expense and professional services necessary to support the overall growth of our operations.

Depreciation.  Depreciation increased due to additional projects completed during 2011 through the third quarter of 2012, as well as the Keystone Acquisition.

Amortization of Intangible Assets.  Amortization increased due to the customer relationship intangibles acquired in the Keystone Acquisition.

Interest Expense.  Interest expense increased due to an increase in outstanding debt, but was partially offset by lower interest rates and increased capitalized interest.

Loss on Redemption of Debt.  The decrease in loss on redemption of debt was related to the redemption of debt which occurred in the first quarter of 2011, while no such redemptions of debt occurred during the first nine months of 2012.

Operating Data

	Three months ended September 30,		%	Nine months ended September 30,		%
	2012	2011	Change	2012	2011	Change
Southwest
East Texas gathering systems throughput (Mcf/d)	471,200	417,400	13%	440,700	423,800	4%
East Texas natural gas processed (Mcf/d)	270,200	229,700	18%	260,400	226,000	15%
East Texas NGL sales (gallons, in thousands)	67,800	59,000	15%	199,300	175,200	14%

Western Oklahoma gathering system throughput (Mcf/d) (1)	227,900	241,300	(6)%	247,300	224,400	10%
Western Oklahoma natural gas processed (Mcf/d)	209,600	153,200	37%	210,800	156,600	35%
Western Oklahoma NGL sales (gallons, in thousands)	50,900	37,000	38%	169,900	111,100	53%

Southeast Oklahoma gathering systems throughput (Mcf/d)	484,400	512,600	(6)%	496,200	507,500	(2)%
Southeast Oklahoma natural gas processed (Mcf/d) (2)	128,600	105,400	22%	116,700	103,100	13%
Southeast Oklahoma NGL sales (gallons, in thousands)	46,700	30,600	53%	121,000	92,100	31%
Arkoma Connector Pipeline throughput (Mcf/d)	310,400	298,600	4%	323,400	294,300	10%

Other Southwest gathering system throughput (Mcf/d)	23,600	29,900	(21)%	25,000	31,500	(21)%

Northeast
Natural gas processed (Mcf/d) (3)	318,500	277,400	15%	322,800	300,700	7%
NGLs fractionated (Bbl/d) (4)	16,500	19,300	(15)%	16,800	21,400	(21)%

Keep-whole sales (gallons, in thousands)	23,200	21,700	7%	96,500	82,600	17%
Percent-of-proceeds sales (gallons, in thousands)	33,700	31,600	7%	103,500	95,600	8%
Total NGL sales (gallons, in thousands) (5)	56,900	53,300	7%	200,000	178,200	12%

Crude oil transported for a fee (Bbl/d)	8,700	9,900	(12)%	9,100	10,500	(13)%

Liberty
Natural gas processed (Mcf/d)	479,400	366,200	31%	424,300	306,700	38%
Gathering system throughput (Mcf/d)	444,700	258,300	72%	373,700	228,900	63%
NGLs fractionated (Bbl/d) (6)	22,300	12,400	80%	20,700	9,300	123%
NGL sales (gallons, in thousands) (7)	90,800	61,100	49%	264,200	163,500	62%

Gulf Coast
Refinery off-gas processed (Mcf/d)	123,800	122,000	1%	120,000	113,200	6%
Liquids fractionated (Bbl/d)	23,800	23,100	3%	23,000	21,400	7%
NGL sales (gallons excluding hydrogen, in thousands)	92,100	89,200	3%	264,400	245,500	8%

(1)                                 Includes natural gas gathered in Western Oklahoma and from the Granite Wash formation in the Texas Panhandle as it is one integrated area of operations.

(2)                                 The natural gas processing in Southeast Oklahoma is outsourced to Centrahoma, our equity investment, or third-party processors.

(3)                                Includes throughput from the Kenova, Cobb, Boldman and Langley processing plants. We acquired the Langley processing plant in February 2011. The volumes reported for the nine months ended September 30, 2011 are the average daily rates for the days of operation.

(4)                                 Amount includes zero barrels per day and 4,400 barrels per day fractionated on behalf of Liberty for the three months ended September 30, 2012 and 2011, respectively and includes zero barrels per day and 5,100 barrels per day fractionated on behalf of Liberty for the nine months ended September 30, 2012 and 2011, respectively. Beginning in the fourth quarter of 2011, Siloam no longer fractionates NGLs on behalf of Liberty due to the operation of Liberty’s fractionation facility that began in September 2011, except during outages or force majeure events.

(5)                                 Represents sales from the Siloam facilities. The total sales exclude approximately 600,000 gallons and 17,100,000 gallons sold by the Northeast on behalf of Liberty for the three months ended September 30, 2012 and 2011, respectively and 975,000 gallons and 58,600,000 gallons sold for the nine months ended September 30, 2012 and 2011, respectively. These volumes are included as part of NGLs sold at Liberty.

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

Our 2012 capital plan is summarized in the table below (in millions):

		Actual
	2012 Full Year Plan	Nine months ended September 30, 2012
Consolidated growth capital (1)	$2,200	$1,227
Utica joint venture partner’s estimated share of growth capital	(400)	(55)
Partnership share of growth capital	1,800	1,172
Acquisition (2)	510	510
Partnership share of growth capital and acquisitions	$2,310	$1,682
Consolidated maintenance capital (1)	$20	$14

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

Management believes that the cash requirements to meet operating expenses and pay distributions to our unitholders will be funded by cash generated from our operations.

Management believes that expenditures for our currently planned capital projects will be funded with cash flows from operations, current cash balances, contributions by our joint venture partner for capital projects encompassed by MarkWest Utica EMG, our current borrowing capacity under the Credit Facility, additional long-term borrowings, and proceeds from equity or debt offerings. Our access to capital markets can be impacted by factors outside our control, which include but are not limited to general economic conditions and the rights of our Class B unitholders to participate in future equity offerings after July 1, 2013; however, we believe that our strong cash flows and balance sheet, our Credit Facility and our credit rating will provide us with adequate access to funding given our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of October 31, 2012, our credit ratings were Ba2 with a Stable outlook by Moody’s Investors Service, BB with a Stable outlook by Standard & Poor’s, and BB with a Stable outlook by Fitch Ratings. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Debt Financing Activities

On June 29, 2012, we amended our Credit Facility to increase the borrowing capacity to $1.2 billion and extend the maturity date by one year to September 7, 2017, providing us with the additional financial flexibility to continue to execute our growth strategy. See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further details of our Credit Facility.

Under the provisions of the Credit Facility, we are subject to a number of restrictions and covenants. As of September 30, 2012, we were in compliance with all of our debt covenants and we expect to remain in compliance for at least the next twelve months. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of October 31, 2012, we had no  borrowings outstanding and approximately $21.6 million of letters of credit outstanding under the Credit Facility, leaving approximately $1,178.4 million available for borrowing.

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

The Credit Facility also limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. The Credit Facility prevents participating bank group members from requiring margin calls. As of October 31, 2012, all of our derivative positions are with participating bank group members and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit.

On August 10, 2012, we completed a public offering of $750 million in aggregate principal amount of 5.5% senior unsecured notes (“2023 Senior Notes”), which were issued at 99.015% of par. The 2023 Senior Notes mature on February 15, 2023, and interest is payable semi-annually in arrears on February 15 and August 15, commencing February 15, 2013. We received net proceeds of approximately $731 million from the 2023 Senior Notes offering after deducting the underwriting fees and other third-party expenses. We used a portion of the net proceeds from the offering to repay borrowings under our Credit Facility and the remainder were used for general partnership purposes, including, but not limited to, funding capital expenditures and general working capital.

Equity Offerings

During the first nine months of 2012, we completed three public offerings and issued approximately 22.4 million common units representing limited partner interests, which includes any units issued for the exercise of the underwriters’ over-allotment option. Net proceeds after deducting underwriting fees and other third-party offering expenses were approximately $1.2 billion and were used to fund the Keystone Acquisition,  to partially fund the our on-going capital expenditure program, to fund general working capital requirements,  and for other general partnership purposes.

Liquidity Risks and Uncertainties

Our ability to pay distributions to our unit-holders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

Due to lower demand caused primarily by the mild winter at the end of 2011 and beginning of 2012, NGL prices have declined significantly in 2012 compared to 2011, which has adversely impacted our liquidity and operating results and will continue to have an adverse impact if price declines are sustained.

Additionally, we execute a risk management strategy to mitigate our exposure to downward fluctuations in commodity prices. We primarily use derivative financial instruments relating to the future price of crude oil to mitigate our exposure to NGL price risk. During the first nine months of 2012, the correlation between the price of NGLs and crude oil has weakened significantly and as a result, our derivative financial instruments have not been as effective in offsetting the impact of NGL price declines. If the pricing relationship between crude oil and NGLs does not return to the historical correlation or continues to weaken, our derivative financial instruments will continue to be less effective.

Cash Flow

The following table summarizes cash inflows (outflows) (in thousands):

	Nine months ended September 30,
	2012	2011	Change
Net cash provided by operating activities	$389,718	$331,249	$58,469
Net cash flows used in investing activities	(1,746,071)	(587,686)	(1,158,385)
Net cash flows provided by financing activities	1,654,401	348,164	1,306,237

Net cash provided by operating activities increased primarily due to a $41.9 million increase in operating income, excluding derivative gains and losses, in our operating segments. The increase in cash provided by operating activities was also due to changes in working capital.

Net cash used in investing activities increased primarily due to the $506.8 million net cash spent for the Keystone Acquisition which occurred in the second quarter of 2012 and a $880.9 million increase in capital expenditures primarily related to our expansion of Liberty operations, partially offset by the $230.7 million Langley Acquisition which occurred in the first quarter of 2011.

Net cash provided by financing activities increased primarily due to an $867.6 million increase in proceeds from public equity offerings and a $512.8 million increase in net borrowings, partially offset by an $88.2 million increase in distributions to unit holders.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of September 30, 2012, our purchase obligations for the remainder of 2012 were $507.0 million compared to our 2012 obligations of $181.0 million as of December 31, 2011. The increase is due primarily to obligations related to the ongoing expansion in our Liberty segment. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

Effective July 2012, we amended our lease for our corporate offices in Denver, Colorado to include additional space and extend the term of the lease through 2024. The following table shows the increase in minimum future lease payments as of September 30, 2012 compared to the amount disclosed in Item 7 of the Form 10-K for the year ended December 31, 2011 (in thousands):

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

There have not been any material changes during the nine months ended September 30, 2012 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Commodity Price Risk

The information about commodity price risk for the nine months ended September 30, 2012 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2011.

Outstanding Derivative Contracts

The following table provides information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at September 30, 2012, including the weighted average prices (“WAVG”):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	3,364	$78.84	$99.73	$(509)
2013	3,714	88.08	107.45	4,008
2014	1,418	90.36	108.73	2,968

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2012	7,111	$86.81	$(3,730)
2013	5,416	93.48	(155)
2014 (Jul - Dec)	573	93.17	238

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2012	16,435	$4.34	$(1,795)
2013	1,453	4.66	(527)

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole price risk at September 30, 2012, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	1,624	$82.00	$106.48	$49

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2012	2,368	$86.84	$(1,295)
2013	1,304	94.32	347

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2012	14,130	$6.18	$(3,689)
2013	9,793	5.34	(5,239)
2014	4,249	5.69	(2,301)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2013 (Jan-Mar, Oct-Dec)	36,885	$1.29	$2,164
2014 (Jan-Mar, Oct-Dec)	87,837	1.25	4,266

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2013	3,081	$1.70	$89
2014	3,885	1.67	56

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2013	8,512	$1.61	$517
2014	10,711	1.61	625

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2013	5,600	$2.26	$540
2014	7,106	2.32	1,029

Propane Fixed Physical	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2012	1,413	$1.01	$10
2013 (Jan-Mar)	5,222	1.02	35

The following tables provide information on the volume of MarkWest Liberty Midstream’s commodity derivative activity for positions related to long liquids price risk at September 30, 2012, including the WAVG:

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2012	700	$90.00	$109.13	$138
2013	1,062	89.33	106.78	1,271

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per gal)	Fair Value (in thousands)
2012	73,155	$0.89	$(246)
2013 (Jan-Mar)	30,897	0.86	(238)

Embedded Derivatives in Commodity Contracts

We have a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative gain (loss) related to purchased product costs. In February 2011, we executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022. As of September 30, 2012, the estimated fair value of this contract was a liability of $87.9 million and the recorded value was a liability of $34.4 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception on February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2012 (in thousands):

Fair value of commodity contract	$87,863
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of September 30, 2012	$34,356

We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at one of our plant locations through the fourth quarter of 2014. The value of the derivative component of this contract is marked to market through Derivative gain (loss) related to facility expenses. As of September 30, 2012, the estimated fair value of this contract was an asset of $6.4 million.

Interest Rate Risk

The information about interest rate risk for the nine months ended September 30, 2012 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2011.

Credit Risk

The information about our credit risk for the nine months ended September 30, 2012 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of September 30, 2012. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) received a draft Consent Order dated August 14, 2012 from the West Virginia Department of Environmental Protection (“WVDEP”) alleging violations of West Virginia’s stormwater and erosion and sediment control regulations in connection with the construction of MarkWest Liberty Midstream’s Mobley processing complex near Mobley, West Virginia.  The draft Consent Order asserts a civil administrative penalty in the amount of approximately $380,000 as well as requests that MarkWest submit corrective action and stream restoration plans.  The Partnership believes that it has viable and mitigating defenses to the alleged violations and will vigorously defend against the draft Consent Order and the allegations made by the WVDEP.

Refer to Note 11 of the accompanying Notes to the Condensed Consolidated Financial Statements for all other information regarding legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes to our risk factors as set forth in our Annual Report on form 10-K for the year ended December 31, 2011, except for the additional or updated risk factors set forth below:

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

Item 6. Exhibits

4.1(1)

Eighth Supplemental Indenture, dated as of August 10, 2012, by and among MarkWest Energy Partners, L.P., MarkWest Energy Finance Corporation, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.2(1)	Form of 5.5% Senior Notes due 2023 with attached notation of Guarantees (incorporated by reference to Exhibits A and B of Exhibit 4.1).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the quarterly report on Form 10-Q of MarkWest Energy Partners, L.P. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*           Filed herewith

+           Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested and has been filed separately with the Securities and Exchange Commission.

(1)                                 Incorporated by reference to the Current Report on Form 8-K filed August 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: November 7, 2012		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2012		/s/ NANCY K. BUESE
Nancy K. Buese
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2012		/s/ PAULA L. ROSSON
Paula L. Rosson
Vice President & Chief Accounting Officer
(Principal Accounting Officer)