Form 10-Q
period 2014-06-30
MARKWEST ENERGY PARTNERS L P
filed 2014-08-06
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 30, 2014, the number of the registrant’s common units and Class B units outstanding were 177,021,464 and 11,972,634, respectively.

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

Glossary of Terms

Bbl	Barrel
Bbl/d	Barrels per day
Bcf/d	Billion cubic feet per day
Btu	One British thermal unit, an energy measurement
Condensate	A natural gas liquid with a low vapor pressure mainly composed of propane, butane, pentane and heavier hydrocarbon fractions
Credit Facility	Amended and restated revolving credit agreement, as amended from time to time
DER	Distribution equivalent right
Dth/d	Dekatherms per day
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Gal	Gallon
Gal/d	Gallons per day
Mcf	One thousand cubic feet of natural gas
Mcf/d	One thousand cubic feet of natural gas per day
MMBtu	One million British thermal units, an energy measurement
MMBtu/d	One million British thermal units per day
MMcf/d	One million cubic feet of natural gas per day
Net operating margin (a non- GAAP financial measure)	Segment revenue, excluding any derivative gain (loss), less purchased product costs, excluding any derivative gain (loss)
NGL	Natural gas liquids, such as ethane, propane, butanes and natural gasoline
N/A	Not applicable
OTC	Over-the-Counter
SEC	United States Securities and Exchange Commission
SMR	Steam methane reformer, operated by a third party and located at the Javelina gas processing and fractionation facility in Corpus Christi, Texas
VIE	Variable interest entity
WTI	West Texas Intermediate

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents ($225,020 and $4,114, respectively)	$299,412	$85,305
Restricted cash	10,000	10,000
Receivables, net ($6,678 and $5,346, respectively)	306,101	299,107
Receivables from unconsolidated affiliates, net ($10,334 and $0, respectively)	13,977	—
Inventories ($6,838 and $2,553, respectively)	62,735	41,363
Fair value of derivative instruments	5,935	11,457
Deferred income taxes	13,575	23,200
Other current assets ($4,475 and $5,527, respectively)	34,700	44,068
Total current assets	746,435	514,500

Property, plant and equipment ($1,115,941 and $1,655,789, respectively)	8,798,039	8,583,767
Less: accumulated depreciation ($35,192 and $33,583, respectively)	(1,061,151)	(890,598)
Total property, plant and equipment, net	7,736,888	7,693,169

Other long-term assets:
Restricted cash	10,000	10,000
Investment in unconsolidated affiliates ($558,603 and $0, respectively)	629,927	75,627
Intangibles, net of accumulated amortization of $317,377 and $285,732, respectively	842,227	874,792
Goodwill	144,856	144,856
Deferred financing costs, net of accumulated amortization of $28,220 and $25,083, respectively	49,841	52,132
Deferred contract cost, ($0 and $6,591, respectively), net of accumulated amortization of $3,042 and $2,886 ($0), respectively	20,208	26,955
Fair value of derivative instruments	—	505
Other long-term assets ($5 and $658, respectively)	3,008	3,887
Total assets	$10,183,390	$9,396,423

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($26,094 and $82,007, respectively)	$381,953	$401,088
Accrued liabilities ($33,482 and $112,029, respectively)	338,588	437,847
Fair value of derivative instruments	21,930	28,838
Total current liabilities	742,471	867,773

Deferred income taxes	305,525	287,566
Fair value of derivative instruments	35,668	27,763
Long-term debt, net of discounts of $6,563 and $6,929, respectively	3,464,637	3,023,071
Other long-term liabilities	162,828	156,500

Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 3)	70,711	235,617

Equity:
Common units (169,261 and 157,766 common units issued and outstanding, respectively)	3,913,993	3,476,295
Class B units (15,964 units issued and outstanding)	602,025	602,025
Non-controlling interest in consolidated subsidiaries	885,532	719,813
Total equity	5,401,550	4,798,133
Total liabilities and equity	$10,183,390	$9,396,423

Asset and liability amounts in parentheses represent the portion of the consolidated balance attributable to a VIE.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Revenue	$525,119	$395,421	$1,041,562	$768,879
Derivative (loss) gain	(6,753)	19,699	(10,720)	19,514
Total revenue	518,366	415,120	1,030,842	788,393

Operating expenses:
Purchased product costs	215,824	155,359	427,388	307,916
Derivative loss (gain) related to purchased product costs	11,964	(20,432)	4,166	(31,136)
Facility expenses	83,545	62,797	167,250	122,307
Derivative loss related to facility expenses	2,045	800	1,777	468
Selling, general and administrative expenses	27,701	25,499	62,991	50,741
Depreciation	104,078	71,562	206,007	139,579
Amortization of intangible assets	15,965	17,092	31,943	31,922
Loss (gain) on disposal of property, plant and equipment	1,450	(37,736)	1,357	(37,598)
Accretion of asset retirement obligations	168	157	336	509
Total operating expenses	462,740	275,098	903,215	584,708

Income from operations	55,626	140,022	127,627	203,685

Other income (expense):
Equity in (loss) earnings from unconsolidated affiliates	(721)	430	(471)	665
Interest income	10	62	19	211
Interest expense	(43,391)	(36,955)	(84,375)	(75,291)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,449)	(1,784)	(4,273)	(3,614)
Loss on redemption of debt	—	—	—	(38,455)
Miscellaneous income, net	33	6	43	6
Income before provision for income tax	10,108	101,781	38,570	87,207

Provision for income tax expense (benefit):
Current	(19)	(2,745)	326	(8,159)
Deferred	(2,921)	19,028	9,280	30,999
Total provision for income tax	(2,940)	16,283	9,606	22,840

Net income	13,048	85,498	28,964	64,367

Net (income) loss attributable to non-controlling interest	(4,071)	(1,799)	(7,495)	3,874
Net income attributable to the Partnership’s unitholders	$8,977	$83,699	$21,469	$68,241

Net income attributable to the Partnership’s common unitholders per common unit:
Basic	$0.05	$0.63	$0.13	$0.52
Diluted	$0.05	$0.55	$0.12	$0.45

Weighted average number of outstanding common units:
Basic	164,613	131,227	161,727	129,928
Diluted	181,237	151,866	178,378	150,580

Cash distribution declared per common unit	$0.87	$0.83	$1.73	$1.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Units		Class B Units		Non- controlling		Redeemable Non- controlling Interest (Temporary
	Units	Amount	Units	Amount	Interest	Total Equity	Equity)
December 31, 2013	157,766	$3,476,295	15,964	$602,025	$719,813	$4,798,133	$235,617
Issuance of units in public offerings, net of offering costs	11,284	711,837	—	—	—	711,837	—
Distributions paid	—	(278,316)	—	—	(90)	(278,406)	—
Redeemable non-controlling interest classified as temporary equity	—	—	—	—	164,906	164,906	(164,906)
Elimination of non-controlling interest from deconsolidation of a subsidiary	—	—	—	—	(6,592)	(6,592)	—
Share-based compensation activity	211	1,012	—	—	—	1,012	—
Deferred income tax impact from changes in equity	—	(18,304)	—	—	—	(18,304)	—
Net income	—	21,469	—	—	7,495	28,964	—
June 30, 2014	169,261	$3,913,993	15,964	$602,025	$885,532	$5,401,550	$70,711

	Common Units		Class B Units		Non- controlling		Redeemable Non- controlling Interest (Temporary
	Units	Amount	Units	Amount	Interest	Total Equity	Equity)
December 31, 2012	127,494	$2,097,404	19,954	$752,531	$261,463	$3,111,398	$—
Issuance of units in public offerings, net of offering costs	5,720	348,352	—	—	—	348,352	—
Distributions paid	—	(214,903)	—	—	(112)	(215,015)	—
Contributions from non-controlling interest	—	—	—	—	685,219	685,219	—
Redeemable non-controlling interest classified as temporary equity	—	—	—	—	(486,670)	(486,670)	486,670
Share-based compensation activity	161	2,092	—	—	—	2,092	—
Excess tax benefits related to share-based compensation	—	650	—	—	—	650	—
Deferred income tax impact from changes in equity	—	(28,077)	—	—	—	(28,077)	—
Net income (loss)	—	68,241	—	—	(3,874)	64,367	—
June 30, 2013	133,375	$2,273,759	19,954	$752,531	$456,026	$3,482,316	$486,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,964	$64,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,007	139,579
Amortization of intangible assets	31,943	31,922
Loss on redemption of debt	—	38,455
Amortization of deferred financing costs and debt discount	4,273	3,614
Accretion of asset retirement obligations	336	509
Amortization of deferred contract cost	1,025	156
Phantom unit compensation expense	9,955	7,298
Equity in loss (earnings) from unconsolidated affiliates	471	(665)
Distributions from unconsolidated affiliates	3,910	2,728
Unrealized loss (gain) on derivative instruments	7,024	(46,320)
Loss (gain) on disposal of property, plant and equipment	1,357	(37,598)
Deferred income taxes	9,280	30,999
Changes in operating assets and liabilities, net of deconsolidation:
Receivables	(32,291)	(34,529)
Receivables from unconsolidated affiliate	2,768	—
Inventories	(21,435)	(11,828)
Other current assets	7,434	607
Accounts payable and accrued liabilities	87,371	(7,462)
Other long-term assets	761	(21,751)
Other long-term liabilities	7,670	17,515
Net cash provided by operating activities	356,823	177,596

Cash flows from investing activities:
Restricted cash	—	25,500
Capital expenditures	(1,275,323)	(1,435,084)
Investment in unconsolidated affiliates	(76,054)	(8,336)
Proceeds from sale of equity interest in unconsolidated affiliate	324,657	—
Acquisition of business, net of cash acquired	—	(225,210)
Proceeds from disposal of property, plant and equipment	21,562	208,109
Net cash flows used in investing activities	(1,005,158)	(1,435,021)

Cash flows from financing activities:
Proceeds from public equity offerings, net	711,837	348,352
Proceeds from Credit Facility	1,923,500	—
Payments of Credit Facility	(1,482,300)	—
Proceeds from long-term debt	—	1,000,000
Payments of long-term debt	—	(501,112)
Payments of premiums on redemption of long-term debt	—	(31,516)
Payments for debt issuance costs, deferred financing costs and registration costs	(2,045)	(14,046)
Contributions from non-controlling interest	—	685,219
Payments of SMR liability	(1,201)	(1,103)
Cash paid for taxes related to net settlement of share-based payment awards	(8,943)	(5,206)
Excess tax benefits related to share-based compensation	—	650
Payment of distributions to common unitholders	(278,316)	(214,903)
Payment of distributions to non-controlling interest	(90)	(112)
Net cash flows provided by financing activities	862,442	1,266,223

Net increase in cash and cash equivalents	214,107	8,798
Cash and cash equivalents at beginning of year	85,305	345,756
Cash and cash equivalents at end of period	$299,412	$354,554

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature.  Finally, results for the six months ended June 30, 2014 are not necessarily indicative of results for the full year 2014 or any other future period.

The Partnership’s unaudited condensed consolidated financial statements include all majority-owned or controlled subsidiaries. In addition, MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), a VIE for which the Partnership has been determined to be the primary beneficiary, is included in the condensed consolidated financial statements (See Note 3). All intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), Ohio Gathering Company L.L.C. (“Ohio Gathering”) and Centrahoma Processing, LLC (“Centrahoma”), in which the Partnership exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method.

2.  Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 — Presentation Of Financial Statements (Topic 205) And Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations And Disclosures Of Disposals Of Components Of An Entity (“ASU 2014-08”) that will supersede previous GAAP for accounting for discontinued operations.  ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  ASU 2014-08 is effective for the Partnership prospectively as of January 1, 2015; however the Partnership has elected to early adopt the guidance as of April 1, 2014.  The adoption of the guidance did not have a material effect on the Partnership’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 — Revenue from Contracts with Customers (“ASU 2014-09”) that will supersede current revenue recognition guidance.  ASU 2014-09 is intended to provide companies with a single comprehensive model to use for all revenue arising from contracts with customers, which would include real estate sales transactions.  ASU 2014-09 is effective for the Partnership as of January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach.  The Partnership is in the early stages of evaluating ASU 2014-09 and has not yet determined the impact on the Partnership’s condensed consolidated financial statements.

3.  Variable Interest Entity

MarkWest Utica EMG

Effective January 1, 2012, the Partnership and EMG Utica, LLC (“EMG Utica”) (together the “Members”), executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio.

In February 2013, the Members entered into the Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG (“Amended Utica LLC Agreement”) which replaced the original agreement. Pursuant to the Amended Utica LLC Agreement, the aggregate funding commitment of EMG Utica increased to $950.0 million (the “Minimum EMG Investment”).  EMG Utica was required to fund all capital until the Minimum EMG Investment was satisfied, which occurred in May 2013. As EMG Utica has funded the Minimum EMG Investment, the Partnership is required to fund, as needed, 100% of future capital for MarkWest Utica EMG until such time as the aggregate capital that has been contributed by the Members equals $2.0 billion. After such time, and until such time as the investment balances of the Partnership and EMG Utica are in the ratio of 70% and 30%, respectively (such time being

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

referred to as the “Second Equalization Date”), EMG Utica will have the right, but not the obligation, to fund up to 10% of each capital call for MarkWest Utica EMG, and the Partnership will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, the Partnership and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on the respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of June 30, 2014, EMG Utica has contributed $950.0 million and the Partnership has contributed approximately $944.1 million to MarkWest Utica EMG.

Under the Amended Utica LLC Agreement, after EMG Utica has contributed more than $500.0 million to MarkWest Utica EMG and prior to December 31, 2016, EMG Utica’s investment balance will also be increased by a quarterly special non-cash allocation of income (“Preference Amount”) that is based upon the amount of capital contributed by EMG Utica in excess of $500.0 million. No Preference Amount will accrue to EMG Utica’s investment balance after December 31, 2016. EMG Utica received a special non-cash allocation of income of approximately $9.1 million and approximately $17.9 million for the three and six months ended June 30, 2014, respectively.

If the Partnership’s investment balance does not equal at least 51% of the aggregate investment balances of both Members as of December 31, 2016, then EMG Utica may require the Partnership to purchase membership interests from EMG Utica so that, following the purchase, the Partnership’s investment balance equals 51% of the aggregate investment balances of the Members. The purchase price payable would equal the investment balance associated with the membership interests acquired from EMG Utica. If EMG Utica makes this election, the Partnership would be required to purchase the membership interests on or before March 1, 2017, but effective as of January 1, 2017. The amount of non-controlling interest subject to the redemption option as of June 30, 2014 is reported as Redeemable non-controlling interest in the mezzanine equity section of the Partnership’s Condensed Consolidated Balance Sheets.

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

The assets of MarkWest Utica EMG are the property of MarkWest Utica EMG and are not available to the Partnership for any other purpose, including as collateral for its secured debt (see Notes 9 and 15). MarkWest Utica EMG’s asset balances can only be used to settle its own obligations. The liabilities of MarkWest Utica EMG do not represent additional claims against the Partnership’s general assets and the creditors or beneficial interest holders of MarkWest Utica EMG do not have recourse to the general credit of the Partnership. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. Other than temporary funding due to the timing of the administrative process associated with capital calls in the beginning of 2013, the Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the six months ended June 30, 2014 and 2013.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Prior to June 1, 2014, MarkWest Utica EMG, as the primary beneficiary of a VIE, consolidated Ohio Gathering.  Effective June 1, 2014 (“Summit Investment Date”), Summit Midstream Partners (“Summit”) exercised its option (“Ohio Gathering Option”) and increased its equity ownership (“Summit Equity Ownership”) from less than 1% to approximately 40% through a cash investment of approximately $324.7 million that Ohio Gathering received on May 30, 2014 and a true-up payment of approximately $16.5 million that was contributed in July 2014.  MarkWest Utica EMG received $319.6 million as a distribution from Ohio Gathering as a result of the exercise of the Ohio Gathering Option.  Summit purchased its initial 1% equity interest and the Ohio Gathering Option from Blackhawk Midstream LLC (“Blackhawk”) in January 2014.  As of the Summit Investment Date, MarkWest Utica EMG was no longer deemed the primary beneficiary due to Summit’s voting rights on significant operating matters obtained as a result of its increased equity ownership in Ohio Gathering. As of the Summit Investment Date, the Partnership accounted for Ohio

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Gathering as an equity method investment as the Partnership exercises significant influence.  As of June 30, 2014, Ohio Gathering’s net assets are reported under the caption Investment in unconsolidated affiliates on the Condensed Consolidated Balance Sheet.

The Partnership accounted for the increase in Summit’s Equity Ownership and the deconsolidation of Ohio Gathering as a partial sale of in-substance real estate.  In conjunction with Summit exercising the Ohio Gathering Option, Summit reimbursed MarkWest Utica EMG $5.0 million and an additional $0.3 million in July 2014 related to a reimbursement of certain costs incurred on behalf of Ohio Gathering and payable to the Partnership.  The Partnership accounted for the cash received of $5.3 million as a (Gain) loss on disposal of property, plant and equipment in the Partnership’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2014, the Partnership’s condensed consolidated results of operations include the consolidated results of operations of Ohio Gathering through May 31, 2014.  For the month of June 2014, MarkWest Utica EMG has reported its pro rata share of Ohio Gathering’s net loss under the caption Equity in (loss) earnings of unconsolidated affiliate on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014.  Ohio Gathering is considered to be a related party.  The Partnership receives engineering and construction and administrative management fee revenues (“Management Fees”) for operating Ohio Gathering.  The June 30, 2014 receivable balance related to Ohio Gathering’s management and operational fees was $14.0 million and is reported as Receivables from unconsolidated affiliates, net in the current asset section of the Partnership’s Condensed Consolidated Balance Sheets.  The amount of Management Fees revenue related to Ohio Gathering for the three and six months ended June 30, 2014 was approximately $1.0 million and is reported as Revenue in the Condensed Consolidated Statement of Operations.

4. Other Equity Interests

MarkWest Utica EMG Condensate

In December 2013, the Partnership and The Energy & Minerals Group (“EMG”) (together the “Condensate Members”) executed an agreement (“Utica Condensate LLC Agreement”) to form MarkWest Utica EMG Condensate, L.L.C. (“Utica Condensate”) for the purpose of engaging in wellhead condensate gathering, stabilization, terminalling, storage and marketing in the state of Ohio.

Under the terms of the Utica Condensate LLC Agreement, until the Condensate Equalization Date (as defined below) the Partnership has a 55% equity ownership interest and EMG has a 45% equity ownership interest in Utica Condensate. After the Condensate Equalization Date, each Condensate Member’s equity ownership interest will be equal to its investment balance expressed as a percentage of the aggregate investment balance of all Condensate Members. However, both before and after the Condensate Equalization Date, allocations of profits and losses and distributions of available cash will be made to the Condensate Members based upon the investment balances of the Condensate Members. The investment balances of the Condensate Members are subject to reduction if, and to the extent, that the Condensate Members receive distributions of available cash prior to the Condensate Equalization Date as a result of the exercise of the Ohio Condensate Option by Summit as defined below. EMG is required to provide 100% of the capital funding to Utica Condensate until the earlier of 1) such time that EMG has contributed $100.0 million (“Tier 1 Condensate Contributions”) or 2) September 1, 2014. If EMG completes the Tier 1 Condensate Contributions prior to September 1, 2014, the Partnership is required to contribute 100% of the required capital until the earlier of 1) September 1, 2014, 2) such time as the total capital contributed equals $125.0 million (the earlier of the two foregoing dates, the “Required Condensate True Up Date”) and 3) the date on which the Partnership has an investment balance equal to 55% of the aggregate investment balances of the Condensate Members (the earlier of the three foregoing dates, the “Condensate Equalization Date”). If the Partnership’s investment balance in Utica Condensate does not equal 55% of the total investment balances of the Condensate Members as of the Required Condensate True Up Date, the Partnership is required to purchase ownership interests from EMG such that, following the purchase, the Partnership’s investment balance associated with its ownership interest will equal 55% (“Required True Up Transaction”). The purchase price payable would equal the investment balance associated with the ownership interests so acquired from EMG. If Utica Condensate requires additional capital subsequent to the Condensate Equalization Date, each member has the right, but not the obligation, to contribute capital in proportion to its ownership interest.

Under the Utica Condensate LLC Agreement, oversight of the business and affairs of Utica Condensate will be managed by a board of managers. Prior to the Condensate Equalization Date, the board of managers will consist of three managers designated by the Partnership and three managers designated by EMG. Thereafter, the number of managers that each Condensate Member may designate will be determined based upon ownership interests. In addition, both the Partnership and EMG have consent rights with respect to certain specified material transactions involving Utica Condensate; therefore, management has concluded that Utica Condensate is under joint control and will be accounted for as an equity method investment.

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Ohio Condensate

Initially, Utica Condensate’s business will be conducted solely through its subsidiary, Ohio Condensate Company L.L.C. (“Ohio Condensate”), which was formed in December 2013 through an agreement executed between Utica Condensate and Blackhawk (“Ohio Condensate LLC Agreement”), in which Utica Condensate and Blackhawk contributed cash in exchange for equity ownership interests of 99% and 1%, respectively. In January 2014, Summit purchased Blackhawk’s 1% equity interest and its option to purchase up to an additional equity ownership interest of 40% in Ohio Condensate (“Ohio Condensate Option”).  Effective as of the Summit Investment Date, Summit exercised the Ohio Condensate Option and increased its equity ownership from less than 1% to approximately 40% through a cash investment of approximately $7.3 million, subject to a true-up of approximately $1.3 million that was contributed by Summit in July 2014.

As of June 30, 2014, Utica Condensate owned 60% of Ohio Condensate.  The Partnership sold approximately $17 million of assets under construction to Utica Condensate in December 2013 and recorded that amount in Receivables, net in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2013. The Partnership received the $17 million in the first quarter of 2014 and has recorded the proceeds in the Proceeds from disposal of property, plant and equipment in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014.  The amount of Management Fees revenue related to Ohio Condensate for the three and six months ended June 30, 2014 was approximately $0.9 million and $1.3 million, respectively, and is reported as Revenue in the Condensed Consolidated Statement of Operations.

5.  Business Combination

Buffalo Creek Acquisition

On May 8, 2013, the Partnership acquired natural gas gathering and processing assets from Chesapeake Energy Corporation (“Chesapeake”) for a cash purchase price of approximately $225.2 million. The acquired assets include a 200 MMcf/d cryogenic gas processing plant under construction (which commenced operation in February 2014), known as the Buffalo Creek Plant, 22 miles of gas gathering pipeline in Hemphill County, Texas and approximately 30 miles of rights-of-way associated with the future construction of a trunk line. Additional assets acquired from Chesapeake consist of an amine treating facility and a five-mile gas gathering pipeline in Washita County, Oklahoma. This acquisition is referred to as the “Buffalo Creek Acquisition.”

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

Contemporaneously with the Buffalo Creek Acquisition, Chesapeake agreed to extend a keep-whole processing agreement for natural gas produced in the Appalachia Basin area of the Partnership’s Northeast segment for five additional years, to 2020. The Partnership paid an additional $20.0 million of cash upon closing the Buffalo Creek Acquisition as consideration for the extension and has recorded it as Deferred contract cost in the accompanying Consolidated Balance Sheets. The deferred contract cost is being amortized over the extension term. This $20.0 million is not considered to be part of the purchase price of the Buffalo Creek Acquisition and is not included in the purchase price allocation table below.

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

The following table summarizes the purchase price allocation for the Buffalo Creek Acquisition (in thousands):

Assets:
Property, plant and equipment	144,115
Goodwill	2,682
Intangible asset	84,500
Liabilities:
Accounts payable	(6,087)
Total	$225,210

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

6.  Derivative Financial Instruments

Commodity Derivatives

NGL and natural gas prices are volatile and are impacted by changes in fundamental supply and demand, as well as market uncertainty, availability of NGL transportation and fractionation capacity and market outlets, and a variety of additional factors that are beyond the Partnership’s control. The Partnership’s profitability is directly affected by prevailing commodity prices primarily as a result of processing or conditioning at its own or third-party processing plants, purchasing and selling or gathering and transporting volumes of natural gas at index-related prices and the cost of third-party transportation and fractionation services. To the extent that commodity prices influence the level of natural gas drilling by the Partnership’s producer customers, such prices also affect profitability. To protect itself financially against adverse price movements and to maintain more stable and predictable cash flows so that the Partnership can meet its cash distribution objectives, debt service and capital plans, the Partnership executes a strategy governed by the risk management policy approved by the General Partner’s board of directors. The Partnership has a committee comprised of senior management that oversees risk management activities, continually monitors the risk management program and adjusts its strategy as conditions warrant. The Partnership enters into certain derivative contracts to reduce the risks associated with unfavorable changes in the prices of natural gas, NGLs and crude oil. Derivative contracts utilized are swaps and options traded on the OTC market and fixed price forward contracts. The risk management policy does not allow the Partnership to take speculative positions with its derivative contracts.

To mitigate its cash flow exposure to fluctuations in the price of NGLs, the Partnership has entered into derivative financial instruments relating to the future prices of NGLs and crude oil. The Partnership currently manages the majority of its NGL price risk using direct product NGL derivative contracts. The Partnership enters into NGL derivative contracts when adequate market liquidity exists and future prices are satisfactory. A portion of the Partnership’s NGL price exposure is managed by using crude oil contracts that were primarily executed when there was a strong relationship between changes in NGL and crude oil prices. In periods where NGL prices and crude oil prices are not consistent with the historical relationship, the crude oil contracts create increased risk and additional gains or losses. The Partnership may settle its crude oil contracts prior to the contractual settlement date in order to take advantage of favorable terms and reduce the future exposure resulting from the less effective crude oil contracts.

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

Currently, all of the Partnership’s financial derivative positions are with financial institutions that are syndicated members of the Credit Facility (“syndicated bank group members”). Management conducts a standard credit review on counterparties to derivative contracts. There are no collateral requirements for derivative contracts among the Partnership and any syndicated bank group members. Specifically, the Partnership is not required to post collateral when it enters into derivative contracts with syndicated bank group members, as the syndicated bank group members have a collateral position in substantially all the wholly-owned assets of the Partnership other than MarkWest Liberty Midstream and its subsidiaries. A separate agreement with certain syndicated bank group members allows MarkWest Liberty Midstream to enter into derivative positions without posting cash collateral.  The Partnership uses standardized agreements that allow for offset of certain positive and negative exposures (“master netting arrangements”) in the event of default or other terminating events, including bankruptcy.

The Partnership records derivative contracts at fair value in the Condensed Consolidated Balance Sheets and has not elected hedge accounting or the normal purchases and normal sales designation for its derivative contracts.  The Partnership’s accounting may cause volatility in the Condensed Consolidated Statements of Operations as the Partnership recognizes in current earnings all unrealized gains and losses from the changes in fair value of derivatives.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2014, the Partnership had the following outstanding commodity contracts that were entered into to manage cash flow risk associated with future sales of NGLs or future purchases of natural gas:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (bbl)	Short	935,540
Natural Gas (MMBtu)	Long	1,581,160
NGLs (gal)	Short	83,399,447

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative loss (gain) related to purchased product costs. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from June 30, 2015 to December 31, 2022 with the producer’s option to extend the agreement for successive five-year terms through December 31, 2032. As of June 30, 2014, the estimated fair value of this contract was a liability of $97.8 million and the recorded value was a liability of $44.3 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of June 30, 2014 (in thousands):

Fair value of commodity contract	$97,838
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of June 30, 2014	$44,331

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Southwest segment through the fourth quarter of 2014. Changes in the fair value of the derivative component of this contract are recorded in Derivative loss related to facility expenses. As of June 30, 2014, the estimated fair value of this contract was an asset of $1.5 million.

Financial Statement Impact of Derivative Instruments

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The impact of the Partnership’s derivative instruments on its Condensed Consolidated Balance Sheets is summarized below (in thousands):

	Assets		Liabilities
Derivative instruments not designated as hedging instruments and their balance sheet location	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Fair Value at June 30, 2014	Fair Value at December 31, 2013
Commodity contracts(1)
Fair value of derivative instruments — current	$5,935	$11,457	$(21,930)	$(28,838)
Fair value of derivative instruments — long-term	—	505	(35,668)	(27,763)
Total	$5,935	$11,962	$(57,598)	$(56,601)

(1)         Includes Embedded Derivatives in Commodity Contracts as discussed above.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

	Assets			Liabilities
As of June 30, 2014	Gross Amounts of Assets in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$4,435	$(3,947)	$488	$(12,045)	$3,947	$(8,098)
Embedded derivatives in commodity contracts	1,500	—	1,500	(9,885)	—	(9,885)
Total current derivative instruments	5,935	(3,947)	1,988	(21,930)	3,947	(17,983)

Non-current

Commodity contracts	—	—	—	(1,222)	—	(1,222)
Embedded derivatives in commodity contracts	—	—	—	(34,446)	—	(34,446)
Total non-current derivative instruments	—	—	—	(35,668)	—	(35,668)

Total derivative instruments	$5,935	$(3,947)	$1,988	$(57,598)	$3,947	$(53,651)

	Assets			Liabilities
As of December 31, 2013	Gross Amounts of Assets in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$8,181	$(7,017)	$1,164	$(18,293)	$7,017	$(11,276)
Embedded derivatives in commodity contracts	3,276	—	3,276	(10,545)	—	(10,545)
Total current derivative instruments	11,457	(7,017)	4,440	(28,838)	7,017	(21,821)

Non-current

Commodity contracts	505	—	505	—	—	—
Embedded derivatives in commodity contracts	—	—	—	(27,763)	—	(27,763)
Total non-current derivative instruments	505	—	505	(27,763)	—	(27,763)

Total derivative instruments	$11,962	$(7,017)	$4,945	$(56,601)	$7,017	$(49,584)

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The impact of the Partnership’s derivative instruments on its Condensed Consolidated Statements of Operations is summarized below (in thousands):

Derivative contracts not designated as hedging instruments and the location of	Three months ended June 30,		Six months ended June 30,
gain or (loss) recognized in income	2014	2013	2014	2013
Revenue: Derivative (loss) gain
Realized (loss) gain	$(1,774)	$3,089	$(9,381)	$6,987
Unrealized (loss) gain	(4,979)	16,610	(1,339)	12,527
Total revenue: derivative (loss) gain	(6,753)	19,699	(10,720)	19,514

Derivative (loss) gain related to purchased product costs
Realized loss	(144)	(1,045)	(258)	(3,125)
Unrealized (loss) gain	(11,820)	21,477	(3,908)	34,261
Total derivative (loss) gain related to purchase product costs	(11,964)	20,432	(4,166)	31,136

Derivative loss related to facility expenses
Unrealized loss	(2,045)	(800)	(1,777)	(468)
Total (loss) gain	$(20,762)	$39,331	$(16,663)	$50,182

7. Fair Value

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions discussed in Note 6. Money market funds, which are included in cash and cash equivalents, are measured at fair value and are included in Level 1 measurements of the valuation hierarchy. The following table presents the derivative instruments carried at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$89	$(6,829)
Significant unobservable inputs (Level 3)
Commodity contracts	4,346	(6,438)
Embedded derivatives in commodity contracts	1,500	(44,331)
Total carrying value in Condensed Consolidated Balance Sheet	$5,935	$(57,598)

As of December 31, 2013	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$544	$(4,691)
Significant unobservable inputs (Level 3)
Commodity contracts	8,142	(13,602)
Embedded derivatives in commodity contracts	3,276	(38,308)
Total carrying value in Condensed Consolidated Balance Sheet	$11,962	$(56,601)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of June 30, 2014. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period

Commodity contracts	Assets	Forward propane prices (per gallon) (1)	$ 1.06 - $1.09	Jul. 2014 - Dec. 2014

		Forward isobutane prices (per gallon) (1)	$ 1.34 - $1.36	Jul. 2014 - Dec. 2014

		Forward normal butane prices (per gallon) (1)	$ 1.26 - $1.31	Jul. 2014 - Dec. 2014

		Forward natural gasoline prices (per gallon) (1)	$ 2.15 - $2.21	Jul. 2014 - Dec. 2014

		Crude option volatilities (%)	13.89% - 14.93%	Sep. 2014 - Dec. 2014

	Liabilities	Forward propane prices (per gallon) (1)	$ 1.06 - $1.09	Jul. 2014 - Dec. 2014

		Forward isobutane prices (per gallon) (1)	$ 1.34 - $1.36	Jul. 2014 - Dec. 2014

		Forward normal butane prices (per gallon) (1)	$ 1.26 - $1.31	Jul. 2014 - Dec. 2014

		Forward natural gasoline prices (per gallon) (1)	$ 2.15 - $2.21	Jul. 2014 - Dec. 2014

		Crude option volatilities (%)	8.24% - 17.99%	Jul. 2014 - Dec. 2014

Embedded derivatives in commodity contracts	Asset	ERCOT Pricing (per MegaWatt Hour) (2)	$ 36.16 - $52.42	Jul. 2014 - Dec. 2014

	Liabilities	Forward propane prices (per gallon) (1)	$ 1.02 - $1.10	Jul. 2014 - Dec. 2022

		Forward isobutane prices (per gallon) (1)	$ 1.27 - $1.38	Jul. 2014 - Dec. 2022

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period
		Forward normal butane prices (per gallon) (1)	$ 1.19 - $1.32	Jul. 2014 - Dec. 2022

		Forward natural gasoline prices (per gallon) (1)	$ 1.80 - $2.21	Jul. 2014 - Dec. 2022

		Forward natural gas prices (per MMBtu) (3)	$ 3.46 - $5.14	Jul. 2014 - Dec. 2022

		Probability of renewal (4)	0%

(1)         NGL prices decrease over the respective period.

(2)         The forward ERCOT prices utilized in the valuations are generally increasing over time with a seasonal spike in pricing in the summer months.

(3)         Natural gas prices used in the valuations are generally at the lower end of the range in the early years and increase over time.

(4)         The producer counterparty to the embedded derivative has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five year terms after 2022. The embedded gas purchase agreement cannot be renewed without the renewal of the related keep-whole processing agreement. Due to the significant number of years until the renewal options are exercisable and the high level of uncertainty regarding the counterparty’s future business strategy, the future commodity price environment and the future competitive environment for midstream services in the Appalachia area, management determined that a 0% probability of renewal is an appropriate assumption.

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

Level 3 Valuation Process

The Partnership’s Risk Management Department (the “Risk Department”) reports to the Chief Financial Officer, is responsible for the valuation of the Partnership’s commodity derivative contracts and embedded derivatives in commodity contracts and is responsible for the oversight of the Partnership’s commodity risk management program. The members of the Risk Department have the requisite experience, knowledge and day-to-day involvement in the energy commodity markets to ensure appropriate valuations and understand the changes in the valuations from period to period. The valuations of the Level 3 commodity derivative

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

contracts are performed by a third-party pricing service and reviewed and validated on a quarterly basis by the Risk Department by comparing the pricing and option volatilities to actual market data and/or data provided by at least one other independent third-party pricing service. The valuations for the embedded derivatives in commodity contracts are completed by the Risk Department utilizing the market data and price curves provided by the third-party pricing service. For the embedded derivative in the keep-whole processing arrangement discussed in Note 6, the Risk Department must develop forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. As of June 30, 2014, the Risk Department utilized internally developed price curves for the period of January 2015 through December 2022 in the valuation of the embedded derivative in the keep-whole processing arrangement. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves.

Changes in Level 3 Fair Value Measurements

The table below includes a roll forward of the balance sheet amounts for the three and six months ended June 30, 2014 and 2013 for net assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands):

	Three months ended June 30, 2014
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(751)	$(28,486)
Total loss (realized and unrealized) included in earnings (1)	(1,961)	(16,479)
Settlements	620	2,134
Fair value at end of period	$(2,092)	$(42,831)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(1,758)	$(15,959)

	Three months ended June 30, 2013
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$12,477	$(24,881)
Total gain (realized and unrealized) included in earnings (1)	16,896	20,459
Settlements	(2,995)	2,019
Fair value at end of period	$26,378	$(2,403)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$14,755	$20,766

	Six months ended June 30, 2014
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(5,460)	$(35,032)
Total loss (realized and unrealized) included in earnings (1)	(4,238)	(12,068)
Settlements	7,606	4,269
Fair value at end of period	$(2,092)	$(42,831)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(1,319)	$(12,204)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

(1)                                Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Revenue: Derivative (loss) gain. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative loss (gain) related to purchased product costs, Facility expenses and Derivative loss related to facility expenses.

8. Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
NGLs	$38,444	$21,131
Line fill	10,466	7,960
Spare parts, materials and supplies	13,825	12,272
Total inventories	$62,735	$41,363

9. Long-Term Debt

Debt is summarized below (in thousands):

	June 30, 2014	December 31, 2013
Credit Facility
Credit Facility, variable interest, due March 2019 (1)	$441,200	$—

Senior Notes (2)
2020 Senior Notes, 6.75% interest, issued November 2010 and due November 2020	500,000	500,000
2021 Senior Notes, 6.5% interest, net of discount of $444 and $474, respectively, issued February and March 2011 and due August 2021	324,556	324,526
2022 Senior Notes, 6.25% interest, issued October 2011 and due June 2022	455,000	455,000
2023A Senior Notes, 5.5% interest, net of discount of $6,119 and $6,455, respectively, issued August 2012 and due February 2023	743,881	743,545
2023B Senior Notes, 4.5% interest, issued January 2013 and due July 2023	1,000,000	1,000,000
Total long-term debt	$3,464,637	$3,023,071

(1)         Applicable interest rate was 4.5% for $166.2 million and 2.4% for $275.0 million at June 30, 2014.  The carrying amount of the Credit Facility approximates fair value due to the short-term and variable nature of the borrowings.  The fair value of the Partnership’s Credit Facility is considered a Level 2 measurement.

(2)         The estimated aggregate fair value of the senior notes (collectively, the “Senior Notes”) was approximately $3,217 million and $3,079 million as of June 30, 2014 and December 31, 2013, respectively, based on quoted prices in an inactive market. The fair value of the Partnership’s Senior Notes is considered a Level 3 measurement.

Credit Facility

On March 20, 2014, the Partnership amended the Credit Facility to increase total borrowing capacity to $1.3 billion, extend the maturity by approximately 18 months to March 20, 2019, amend the pricing terms (as discussed below), expand the existing accordion option from $250 million to $500 million and provide the Partnership with the right to release the collateral securing the Credit Facility.  The right to release collateral will occur once the Partnership’s long-term, senior unsecured debt (“Index Debt”) has received an investment grade rating from Standard & Poor’s equal to or more favorable than BBB- (stable) and from Moody’s equal to or more favorable than Baa3 (stable) and the Partnership’s Total Leverage Ratio (as defined in the Credit Facility) is not greater than 5.00 to

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1.00 (“Collateral Release Date”). The Partnership incurred approximately $1.9 million of deferred financing costs associated with modifications of the Credit Facility during the six months ended June 30, 2014.

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

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Credit Facility is guaranteed by the Partnership’s 100% owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries, and collateralized by substantially all of the Partnership’s assets and those of its 100% owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries. As of June 30, 2014, the Partnership had $441.2 million borrowings outstanding and approximately $11.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $847.5 million of unused capacity of which approximately $645 million was available for borrowing based on financial covenant requirements.  Additionally, the full amount of unused capacity is available for borrowing on a short term basis to provide financial flexibility within a given fiscal quarter.

10. Equity

Equity Offerings

On September 5, 2013, the Partnership entered into an Equity Distribution Agreement with a financial institution (the “2013 Manager”) that established an At the Market offering program (the “September 2013 ATM”) pursuant to which the Partnership may sell from time to time through the 2013 Manager as its sales agent, common units representing limited partner interests having an aggregate offering price of up to $1 billion. During the six months ended June 30, 2014, the Partnership sold an aggregate of 4.2 million common units under the September 2013 ATM Agreement, receiving net proceeds of approximately $272 million after deducting approximately $3.5 million in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes. The Partnership completed the September 2013 ATM on March 31, 2014.

On March 11, 2014, the Partnership entered into an Equity Distribution Agreement with financial institutions (the “2014 Managers”) that established an At the Market offering program (the “March 2014 ATM”) pursuant to which the Partnership may sell from time to time through the 2014 Managers, as its sales agents, common units having an aggregate offering price of up to $1.2 billion.  During the six months ended June 30, 2014, the Partnership sold an aggregate of approximately 7.0 million common units under the March 2014 ATM Agreement, receiving net proceeds of approximately $440 million after deducting approximately $3.5 million in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes.

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

All of the Partnership’s Class B units were issued to and are held by M&R MWE Liberty, LLC, an affiliate of EMG, as part of the Partnership’s December 31, 2011 acquisition of the non-controlling interest in MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”). Approximately four million Class B units converted to common units on July 1, 2014.  The remaining Class B units will convert to common units on a one-for-one basis in three equal installments beginning on July 1, 2015 and each of the next two anniversaries of such date.  After the units are converted to common units, M&R MWE Liberty, LLC may sell common units as part of the March 2014 ATM program.  These converted units will participate in the distributions declared on July 24, 2014.

Distributions of Available Cash and Range of Unit Prices

	Common Unit Price		Distribution Per Common
Quarter Ended	High	Low	Unit	Declaration Date	Record Date	Payment Date
June 30, 2014	$71.88	$58.62	$0.88	July 24, 2014	August 5, 2014	August 14, 2014
March 31, 2014	$73.42	$61.60	$0.87	April 22, 2014	May 7, 2014	May 15, 2014
December 31, 2013	$75.79	$62.56	$0.86	January 22, 2014	February 6, 2014	February 14, 2014

11. Commitments and Contingencies

Legal

The Partnership is subject to a variety of risks and disputes and is a party to various legal proceedings in the normal course of its business. The Partnership maintains insurance policies in amounts and with coverage and deductibles that it believes are reasonable and prudent. However, the Partnership cannot assure that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect the Partnership from all material expenses related to future claims for property loss or business interruption to the Partnership, or for third-party claims of personal injury and property damage, or that the coverages or levels of insurance it currently has will be available in the future at economical prices. While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provisions and accruals for potential losses associated with all legal actions have been made in the accompanying Condensed Consolidated Financial Statements and that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Contract Contingencies

Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants and NGL pipelines and contain certain fees and concessions if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of June 30, 2014, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones or that force majeure does not apply or that such fees or concessions will otherwise apply.

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

12. Income Taxes

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate to income before provision for income tax for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Six months ended June 30, 2014
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$6,641	$32,297	$(368)	$38,570
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	2,324	—	—	2,324
Permanent items	33	—	—	33
State income taxes net of federal benefit	168	409	—	577
Federal and state tax rate change	4,250	—	—	4,250
Provision on income from Class A units (1)	2,422	—	—	2,422
Provision for income tax	$9,197	$409	$—	$9,606

	Six months ended June 30, 2013
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$52,839	$40,023	$(5,655)	$87,207
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	18,494	—	—	18,494
Permanent items	29	—	—	29
State income taxes net of federal benefit	1,321	161	—	1,482
Provision on income from Class A units (1)	2,835	—	—	2,835
Provision for income tax	$22,679	$161	$—	$22,840

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13. Earnings Per Common Unit

The following table shows the computation of basic and diluted net income per common unit for the three and six months ended June 30, 2014 and 2013, and the weighted-average units used to compute basic and diluted net income per common unit (in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to the Partnership’s unitholders	$8,977	$83,699	$21,469	$68,241
Less: Income allocable to phantom units	551	554	1,096	1,100
Income available for common unitholders - basic	8,426	83,145	20,373	67,141
Add: Income allocable to phantom units and DER expense	574	569	1,141	1,135
Income available for common unitholders - diluted	$9,000	$83,714	$21,514	$68,276

Weighted average common units outstanding - basic	164,613	131,227	161,727	129,928
Potential common shares (Class B and phantom units)	16,624	20,639	16,651	20,652
Weighted average common units outstanding - diluted	181,237	151,866	178,378	150,580

Net income attributable to the Partnership’s common unitholders per common unit (1)
Basic	$0.05	$0.63	$0.13	$0.52
Diluted	$0.05	$0.55	$0.12	$0.45

(1)    Earnings per Class B units equals zero as Class B unitholders are not entitled to receive distributions and therefore no income is allocable to Class B units under the two class method.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

14. Segment Information

The Partnership prepares segment information in accordance with GAAP. However, certain items below Income from operations in the accompanying Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual segments. Management does not consider these items allocable to or controllable by any individual segment and therefore excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests.  As disclosed in Note 3, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of June 30, 2014 and results of operations are reported under the equity method of accounting as of June 30, 2014 and for the month of June 2014, respectively. However, the Partnership’s Chief Executive Officer and “chief operating decision maker” continues to view the Utica Segment inclusive of Ohio Gathering, and review its financial information as if they are still consolidated.

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments for the three months ended June 30, 2014 and 2013 for the reported segments (in thousands):

Three months ended June 30, 2014:

	Marcellus	Utica	Northeast	Southwest	Elimination (1)	Total

Segment revenue	$183,734	$30,826	$43,777	$271,140	$(900)	$528,577

Purchased product costs	39,710	7,353	15,169	153,628	—	215,860

Net operating margin	144,024	23,473	28,608	117,512	(900)	312,717

Facility expenses	33,755	12,174	8,509	34,354	(900)	87,892
Portion of operating income attributable to non-controlling interests	—	4,687	—	6	—	4,693
Operating income before items not allocated to segments	$110,269	$6,612	$20,099	$83,152	$—	$220,132

Three months ended June 30, 2013:

	Marcellus	Utica	Northeast	Southwest	Total
Segment revenue	$120,057	$3,594	$45,365	$227,842	$396,858
Purchased product costs	16,993	—	15,126	123,240	155,359
Net operating margin	103,064	3,594	30,239	104,602	241,499
Facility expenses	22,272	6,412	6,655	29,778	65,117
Portion of operating (loss) income attributable to non-controlling interests	—	(1,143)	—	53	(1,090)
Operating income (loss) before items not allocated to segments	$80,792	$(1,675)	$23,584	$74,771	$177,472

(1)         Amounts represent revenues and expenses associated with the Northeast segment fractionation completed on behalf of the Marcellus segment, which occurs when NGL volumes in the Marcellus exceed its fractionation capacity.

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the three months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,
	2014	2013
Total segment revenue	$528,577	$396,858
Derivative (loss) gain not allocated to segments	(6,753)	19,699
Revenue adjustment for unconsolidated affiliate (1)	(3,833)	—
Revenue deferral adjustment and other (2)	375	(1,437)
Total revenue	$518,366	$415,120

Operating income before items not allocated to segments	$220,132	$177,472
Portion of operating income (loss) attributable to non-controlling interests	4,184	(1,090)
Derivative (loss) gain not allocated to segments	(20,762)	39,331
Revenue adjustment for unconsolidated affiliate (1)	(3,833)	—
Revenue deferral adjustment and other (2)	375	(1,437)
Compensation expense included in facility expenses not allocated to segments	(903)	(368)
Facility expense and purchase product cost adjustments for unconsolidated affiliate (3)	2,598	—
Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate (4)	509	—
Facility expense adjustments (5)	2,688	2,688
Selling, general and administrative expenses	(27,701)	(25,499)
Depreciation	(104,078)	(71,562)
Amortization of intangible assets	(15,965)	(17,092)
(Loss) gain on disposal of property, plant and equipment	(1,450)	37,736
Accretion of asset retirement obligations	(168)	(157)
Income from operations	55,626	140,022
Equity in (loss) earnings from unconsolidated affiliates	(721)	430
Interest income	10	62
Interest expense	(43,391)	(36,955)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,449)	(1,784)
Miscellaneous income, net	33	6
Income before provision for income tax	$10,108	$101,781

(1)         Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenue for the month of June 2014 (See note above and Note 3).

(2)         Revenue deferral amount relates primarily to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended June 30, 2014, approximately $0.2 million and $1.5 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. In comparison, for the three months ended June 30, 2013, approximately $0.2 million and $1.4 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes. Other consists of management fee revenues from unconsolidated affiliates of $2.1 million for the three months ended June 30, 2014 compared to $0.2 million for three months ended June 30, 2013.

(3)         Facility expense and purchase product cost adjustments for unconsolidated affiliate consist of the facility expenses and purchase product costs related to Ohio Gathering for the month of June 2014 (See note above and Note 3).

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(4)         Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate amount relates to Summit’s portion of Ohio Gathering’s operating income, which is included in segment operating income calculation as if Ohio Gathering is consolidated (See note above and Note 3).

(5)         Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments, and capital expenditures for the six months ended June 30, 2014 and 2013 for the reported segments (in thousands):

Six months ended June 30, 2014:

	Marcellus	Utica (1)	Northeast	Southwest	Elimination (2)	Total

Segment revenue	$358,893	$54,592	$105,030	$530,470	$(2,471)	$1,046,514

Purchased product costs	74,000	11,488	35,624	306,312	—	427,424

Net operating margin	284,893	43,104	69,406	224,158	(2,471)	619,090

Facility expenses	69,228	24,026	15,623	66,876	(2,471)	173,282
Portion of operating income attributable to non-controlling interests	—	7,823	—	5	—	7,828
Operating income before items not allocated to segments	$215,665	$11,255	$53,783	$157,277	$—	$437,980

Capital expenditures	$792,927	$433,615	$1,300	$78,588	$—	$1,306,430
Capital expenditures for Ohio Gathering after deconsolidation (1)						(40,013)
Capital expenditures not allocated to segments						8,906
Total capital expenditures						$1,275,323

Six months ended June 30, 2013:

	Marcellus	Utica	Northeast	Southwest	Total
Segment revenue	$228,554	$4,217	$102,701	$436,208	$771,680
Purchased product costs	35,786	—	34,788	237,342	307,916
Net operating margin	192,768	4,217	67,913	198,866	463,764
Facility expenses	44,908	10,374	13,179	58,468	126,929
Portion of operating (loss) income attributable to non-controlling interests	—	(2,482)	—	117	(2,365)
Operating income (loss) before items not allocated to segments	$147,860	$(3,675)	$54,734	$140,281	$339,200

Capital expenditures	$729,040	$640,819	$2,509	$57,816	$1,430,184
Capital expenditures not allocated to segments					4,900
Total capital expenditures					$1,435,084

(1)         As disclosed in Note 3, Ohio Gathering was deconsolidated effective June 1, 2014, and its financial position as of June 30, 2014 and results of operations are reported under the equity method of accounting as of June 30, 2014 and for the month of June 2014, respectively. However, the Partnership’s Chief Executive Officer and “chief operating

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

decision maker” continues to view the Utica Segment inclusive of Ohio Gathering, and review its financial information as if they are still combined. The Utica segment includes $40.0 million related to Ohio Gathering capital expenditures after deconsolidation on June 1, 2014 (See Note 3).

(2)         Amounts represent revenues and expenses associated with the Northeast segment fractionation completed on behalf of the Marcellus segment, which occurs when NGL volumes in the Marcellus exceed its fractionation capacity.

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
Total segment revenue	$1,046,514	$771,680
Derivative (loss) gain not allocated to segments	(10,720)	19,514
Revenue adjustment for unconsolidated affiliate (1)	(3,833)	—
Revenue deferral adjustment and other (2)	(1,119)	(2,801)
Total revenue	$1,030,842	$788,393

Operating income before items not allocated to segments	$437,980	$339,200
Portion of operating income (loss) attributable to non-controlling interests	7,319	(2,365)
Derivative (loss) gain not allocated to segments	(16,663)	50,182
Revenue adjustment for unconsolidated affiliate (1)	(3,833)	—
Revenue deferral adjustment and other (2)	(1,119)	(2,801)
Compensation expense included in facility expenses not allocated to segments	(1,906)	(754)
Facility expense and purchase product cost adjustments for unconsolidated affiliate (3)	2,598	—
Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate (4)	509	—
Facility expense adjustments (5)	5,376	5,376
Selling, general and administrative expenses	(62,991)	(50,741)
Depreciation	(206,007)	(139,579)
Amortization of intangible assets	(31,943)	(31,922)
(Loss) gain on disposal of property, plant and equipment	(1,357)	37,598
Accretion of asset retirement obligations	(336)	(509)
Income from operations	127,627	203,685
Equity in (loss) earnings from unconsolidated affiliates	(471)	665
Interest income	19	211
Interest expense	(84,375)	(75,291)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(4,273)	(3,614)
Loss on redemption of debt	—	(38,455)
Miscellaneous income, net	43	6
Income before provision for income tax	$38,570	$87,207

(1)         Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenue for the month of June 2014 (See note above and Note 3).

(2)         Revenue deferral amount relates primarily to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the six months ended June 30, 2014, approximately $0.4 million and $3.4 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. In comparison, for the six months ended June 30, 2013, approximately $0.4 million and $3.0 million of the revenue deferral adjustment was

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes. Other consists of management fee revenues from unconsolidated affiliates of $2.7 million for the six months ended June 30, 2014 compared to $0.6 million for six months ended June 30, 2013.

(3)         Facility expense and purchase product cost adjustments for unconsolidated affiliate consist of the facility expenses and purchase product costs related to Ohio Gathering for the month of June 2014 (See note above and Note 3).

(4)         Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate amount relates to Summit’s proportionate share of Ohio Gathering’s operating income, which is included in segment operating income calculation as if Ohio Gathering is consolidated (See note above and Note 3).

(5)         Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

The table below presents information about segment assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Marcellus	$5,108,339	$4,529,028
Utica (1)	1,882,369	1,646,995
Northeast	525,743	572,855
Southwest	2,424,174	2,389,057
Total segment assets	9,940,625	9,137,935
Assets not allocated to segments:
Certain cash and cash equivalents	51,592	63,086
Fair value of derivatives	5,935	11,962
Investment in unconsolidated affiliates	71,324	75,627
Receivables from unconsolidated affiliate	13,977	—
Other (2)	99,937	107,813
Total assets	$10,183,390	$9,396,423

(1)         The June 30, 2014 amount excludes assets related to Ohio Gathering, which was deconsolidated on June 1, 2014 and reported as an equity investment as of June 30, 2014 (See note above and Note 3).  This amount includes Utica’s investment in Ohio Gathering.

(2)         Includes corporate fixed assets, deferred financing costs, income tax receivable, receivables and other corporate assets not allocated to segments.

15. Supplemental Condensed Consolidating Financial Information

MarkWest Energy Partners L.P. has no significant operations independent of its subsidiaries. As of June 30, 2014, the Partnership’s obligations under the outstanding Senior Notes (see Note 9) were fully, jointly and severally guaranteed, by all of the subsidiaries that are owned 100% by the Partnership, other than MarkWest Liberty Midstream and its subsidiaries. The guarantees are unconditional except for certain customary circumstances in which a subsidiary would be released from the guarantee under the indentures (see Note 16 to the Consolidated Financial Statements included in Item 8 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of these circumstances). Subsidiaries that are not 100% owned by the Partnership do not guarantee the Senior Notes. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting. The co-issuer, MarkWest Energy Finance Corporation, has no independent assets or operations. Condensed consolidating financial information for MarkWest Energy Partners L.P. and its combined guarantor and combined non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Balance Sheets

	As of June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15	$51,580	$247,817	$—	$299,412
Restricted cash	—	—	10,000	—	10,000
Receivables and other current assets	5,094	273,520	138,497	—	417,111
Intercompany receivables	2,012,956	76,174	67,906	(2,157,036)	—
Fair value of derivative instruments	—	4,828	1,107	—	5,935
Receivables from unconsolidated affiliates	—	1,546	12,431	—	13,977
Total current assets	2,018,065	407,648	477,758	(2,157,036)	746,435
Total property, plant and equipment, net	8,340	2,139,094	5,650,985	(61,531)	7,736,888
Other long-term assets:
Restricted cash	—	—	10,000	—	10,000
Investment in unconsolidated affiliates	—	81,843	558,603	(10,519)	629,927
Investment in consolidated affiliates	5,813,027	5,523,135	—	(11,336,162)	—
Intangibles, net of accumulated amortization	—	571,361	270,866	—	842,227
Intercompany notes receivable	137,000	—	—	(137,000)	—
Other long-term assets	49,898	92,065	75,950	—	217,913
Total assets	$8,026,330	$8,815,146	$7,044,162	$(13,702,248)	$10,183,390
LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$3,109	$2,074,930	$78,997	$(2,157,036)	$—
Fair value of derivative instruments	—	20,288	1,642	—	21,930
Other current liabilities	58,602	284,191	380,010	(2,262)	720,541
Total current liabilities	61,711	2,379,409	460,649	(2,159,298)	742,471
Deferred income taxes	3,815	301,710	—	—	305,525
Long-term intercompany financing payable	—	137,000	96,296	(233,296)	—
Fair value of derivative instruments	—	35,668	—	—	35,668
Long-term debt, net of discounts	3,464,637	—	—	—	3,464,637
Other long-term liabilities	6,657	148,332	7,839	—	162,828
Redeemable non-controlling interest	—	—	—	70,711	70,711
Equity:
Common Units	3,887,485	5,813,027	6,479,378	(12,265,897)	3,913,993
Class B Units	602,025	—	—	—	602,025
Non-controlling interest in consolidated subsidiaries	—	—	—	885,532	885,532
Total equity	4,489,510	5,813,027	6,479,378	(11,380,365)	5,401,550
Total liabilities and equity	$8,026,330	$8,815,146	$7,044,162	$(13,702,248)	$10,183,390

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statements of Operations

	Three months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$318,408	$209,800	$(9,842)	$518,366
Operating expenses:
Purchased product costs	—	180,638	47,150	—	227,788
Facility expenses	—	42,567	44,311	(1,288)	85,590
Selling, general and administrative expenses	10,760	7,795	12,416	(3,270)	27,701
Depreciation and amortization	288	49,719	71,409	(1,373)	120,043
Other operating expenses (income)	—	352	6,536	(5,270)	1,618
Total operating expenses	11,048	281,071	181,822	(11,201)	462,740

(Loss) income from operations	(11,048)	37,337	27,978	1,359	55,626

Earnings from consolidated affiliates	54,074	18,928	—	(73,002)	—
Other expense, net	(44,526)	(5,382)	(4,978)	9,368	(45,518)
Income before provision for income tax	(1,500)	50,883	23,000	(62,275)	10,108
Provision for income tax (benefit) expense	251	(3,191)	—	—	(2,940)
Net income	(1,751)	54,074	23,000	(62,275)	13,048
Net income attributable to non-controlling interest	—	—	—	(4,071)	(4,071)
Net income attributable to the Partnership’s unitholders	$(1,751)	$54,074	$23,000	$(66,346)	$8,977

	Three months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$298,097	$126,515	$(9,492)	$415,120
Operating expenses:
Purchased product costs	—	117,813	17,114	—	134,927
Facility expenses	—	34,497	29,485	(385)	63,597
Selling, general and administrative expenses	12,074	6,646	8,451	(1,672)	25,499
Depreciation and amortization	242	45,457	44,292	(1,337)	88,654
Other operating expenses (income)	—	573	(40,233)	2,081	(37,579)
Total operating expenses	12,316	204,986	59,109	(1,313)	275,098

(Loss) income from operations	(12,316)	93,111	67,406	(8,179)	140,022

Earnings from consolidated affiliates	132,913	62,611	—	(195,524)	—
Other expense, net	(40,102)	(6,820)	(2,997)	11,678	(38,241)
Income before provision for income tax	80,495	148,902	64,409	(192,025)	101,781
Provision for income tax (benefit) expense	294	15,989	—	—	16,283
Net income	80,201	132,913	64,409	(192,025)	85,498
Net income attributable to non-controlling interest	—	—	—	(1,799)	(1,799)
Net income attributable to the Partnership’s unitholders	$80,201	$132,913	$64,409	$(193,824)	$83,699

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	Six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$643,909	$408,918	$(21,985)	$1,030,842
Operating expenses:
Purchased product costs	—	345,821	85,733	—	431,554
Facility expenses	—	79,600	92,682	(3,255)	169,027
Selling, general and administrative expenses	24,415	18,311	25,765	(5,500)	62,991
Depreciation and amortization	568	98,839	141,222	(2,679)	237,950
Other operating expenses (income)	—	193	6,770	(5,270)	1,693
Total operating expenses	24,983	542,764	352,172	(16,704)	903,215

(Loss) income from operations	(24,983)	101,145	56,746	(5,281)	127,627

Earnings from consolidated affiliates	121,784	41,317	—	(163,101)	—
Other expense, net	(87,688)	(11,480)	(7,934)	18,045	(89,057)
Income before provision for income tax	9,113	130,982	48,812	(150,337)	38,570
Provision for income tax (benefit) expense	408	9,198	—	—	9,606
Net income	8,705	121,784	48,812	(150,337)	28,964
Net income attributable to non-controlling interest	—	—	—	(7,495)	(7,495)
Net (loss) income attributable to the Partnership’s unitholders	$8,705	$121,784	$48,812	$(157,832)	$21,469

	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$569,065	$235,857	$(16,529)	$788,393
Operating expenses:
Purchased product costs	—	240,763	36,017	—	276,780
Facility expenses	—	66,775	56,387	(387)	122,775
Selling, general and administrative expenses	24,108	13,619	15,528	(2,514)	50,741
Depreciation and amortization	519	89,510	84,295	(2,823)	171,501
Other operating expenses (income)	—	1,338	(40,507)	2,080	(37,089)
Total operating expenses	24,627	412,005	151,720	(3,644)	584,708

(Loss) income from operations	(24,627)	157,060	84,137	(12,885)	203,685

Earnings from consolidated affiliates	202,874	81,729	—	(284,603)	—
Loss on redemption of debt	(38,455)	—	—	—	(38,455)
Other expense, net	(83,102)	(13,236)	(6,282)	24,597	(78,023)
Income before provision for income tax	56,690	225,553	77,855	(272,891)	87,207
Provision for income tax (benefit) expense	161	22,679	—	—	22,840
Net income	56,529	202,874	77,855	(272,891)	64,367
Net income attributable to non-controlling interest	—	—	—	3,874	3,874
Net (loss) income attributable to the Partnership’s unitholders	$56,529	$202,874	$77,855	$(269,017)	$68,241

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(97,223)	$263,284	$187,138	$3,624	$356,823

Cash flows from investing activities:
Capital expenditures	(5,116)	(108,203)	(1,157,346)	(4,658)	(1,275,323)
Equity investments in consolidated affiliates	(30,038)	(1,090,000)	—	1,120,038	—
Investment in unconsolidated affiliates	—	(8,540)	(67,514)	—	(76,054)
Distributions from consolidated affiliates	63,158	151,110	—	(214,268)	—
Investment in intercompany notes, net	14,200	—	—	(14,200)	—
Proceeds from disposal of property, plant and equipment	—	4,164	17,398	—	21,562
Proceeds from sale of equity interest in unconsolidated affiliate	—	—	324,657	—	324,657
Net cash flows provided by (used in) investing activities	42,204	(1,051,469)	(882,805)	886,912	(1,005,158)

Cash flows from financing activities:
Proceeds from public equity offerings, net	711,837	—	—	—	711,837
Proceeds from Credit Facility	1,923,500	—	—	—	1,923,500
Payments Credit Facility	(1,482,300)	—	—	—	(1,482,300)
Payments related to intercompany financing, net	—	(14,200)	(1,034)	15,234	—
Payments for debt issue costs and deferred financing costs	(2,045)	—	—	—	(2,045)
Contributions from parent and affiliates	—	30,038	1,090,000	(1,120,038)	—
Share-based payment activity	(8,943)	—	—	—	(8,943)
Payment of distributions	(278,316)	(63,158)	(151,200)	214,268	(278,406)
Payments of SMR liability	—	(1,201)	—	—	(1,201)
Intercompany advances, net	(808,923)	808,923	—	—	—
Net cash flows (used in) provided by financing activities	54,810	760,402	937,766	(890,536)	862,442

Net (decrease) increase in cash	(209)	(27,783)	242,099	—	214,107
Cash and cash equivalents at beginning of year	224	79,363	5,718	—	85,305
Cash and cash equivalents at end of period	$15	$51,580	$247,817	$—	$299,412

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(79,362)	$129,228	$116,760	$10,970	$177,596

Cash flows from investing activities:
Restricted cash	—	—	25,500	—	25,500
Capital expenditures	(480)	(53,319)	(1,369,397)	(11,888)	(1,435,084)
Equity investments in consolidated affiliates	(28,823)	(783,600)	—	812,423	—
Investment in unconsolidated affiliates	—	(8,336)	—	—	(8,336)
Distributions from consolidated affiliates	47,860	389,300	—	(437,160)	—
Acquisition of business, net of cash acquired	—	(225,210)	—	—	(225,210)
Proceeds from disposal of property, plant and equipment	—	43	208,066	—	208,109
Net cash flows provided by (used in) investing activities	18,557	(681,122)	(1,135,831)	363,375	(1,435,021)

Cash flows from financing activities:
Proceeds from public equity offerings, net	348,352	—	—	—	348,352
Proceeds from long-term debt	1,000,000	—	—	—	1,000,000
Payments of long-term debt	(501,112)	—	—	—	(501,112)
Payments of premiums on redemption of long-term debt	(31,516)	—	—	—	(31,516)
Payments for debt issue costs and deferred financing costs	(14,046)	—	—	—	(14,046)
Payments related to intercompany financing, net	—	—	(918)	918	—
Contributions from parent and affiliates	—	28,823	783,600	(812,423)	—
Contribution from non-controlling interest	—	—	685,219	—	685,219
Share-based payment activity	(5,206)	650	—	—	(4,556)
Payment of distributions	(214,903)	(47,860)	(389,412)	437,160	(215,015)
Payments of SMR liability	—	(1,103)	—	—	(1,103)
Intercompany advances, net	(595,591)	595,591	—	—	—
Net cash flows (used in) provided by financing activities	(14,022)	576,101	1,078,489	(374,345)	1,266,223

Net (decrease) increase in cash	(74,827)	24,207	59,418	—	8,798
Cash and cash equivalents at beginning of year	210,015	102,979	32,762	—	345,756
Cash and cash equivalents at end of period	$135,188	$127,186	$92,180	$—	$354,554

16. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flow information (in thousands):

	Six months ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$81,031	$60,835
Cash received for income taxes, net	321	16,591

Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$312,519	$524,445
Interest capitalized on construction in progress	12,679	19,090
Issuance of common units for vesting of share-based payment awards	7,754	4,495

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

Overview

We are a master limited partnership engaged in the gathering, processing and transportation of natural gas; the gathering, transportation, exchange, fractionation, storage and marketing of NGLs; and the gathering and transportation of crude oil. We have a leading presence in many unconventional gas plays, including the Marcellus Shale, Utica Shale, Huron/Berea Shale, Haynesville Shale, Woodford Shale and Granite Wash formation.

Significant Financial and Other Business Highlights

Significant financial and other highlights for the three months ended June 30, 2014 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•                  Total segment operating income before items not allocated to segments (a non-GAAP financial measure, see below) increased approximately $42.7 million, or 24%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was comprised of the following:

•                  An increase of $29.5 million in our Marcellus segment with a 76% increase in processed volumes and a 162% increase in total NGLs fractionated volumes.

•                  An increase of approximately $8.3 million in our Utica segment due to the significant increase in volumes from an increase in capacity at our Cadiz and Seneca complexes.

•                  An increase of approximately $8.4 million in our Southwest segment with a 17% increase in processed volumes and an 8% increase in gathered volumes.

•                  Realized loss from the settlement of our derivative instruments was $1.9 million for the three months ended June 30, 2014 compared to a $2.0 million realized gain for the same period in 2013.

•                  In the second quarter of 2014, we commenced operations of a 120 MMcf/d cryogenic processing facility and a 20,000 Bbl/d fractionation facility in Butler County, Pennsylvania along with a 32 mile purity ethane pipeline connecting to Sunoco’s purity ethane pipeline running from our Houston Fractionation Facility to Sarnia, Ontario, Canada markets (“Mariner West”).

•                  Summit exercised the Ohio Gathering Option and increased its equity ownership from less than 1% to approximately 40% through a cash investment of approximately $324.7 million that was received on May 30, 2014 and a true-up payment of approximately $16.5 million that was contributed in July 2014.  MarkWest Utica EMG’s equity ownership in Ohio Gathering decreased to 60%.  Summit also exercised the Ohio Condensate Option and increased its equity ownership from less than 1% to approximately 40% through a cash investment of approximately $7.3 million, subject to a true-up of approximately $1.3 million that was contributed in July 2014.

•                  In the second quarter of 2014, we received net proceeds of approximately $440 million from the public offering of approximately 7.0 million newly issued common units representing limited partner interests in the Partnership as part of our At the Market (“ATM”) programs.

Non-GAAP Measures

In evaluating our financial performance, management utilizes the segment performance measures, segment revenues and operating income before items not allocated to segments. These financial measures are presented in Note 14 to the accompanying Condensed Consolidated Financial Statements and are considered non-GAAP financial measures when presented outside of the notes to the Condensed Consolidated Financial Statements. The use of these measures allows investors to understand how management evaluates financial performance to make operating decisions and allocate resources. See Note 14 to the accompanying Condensed Consolidated Financial Statements for the reconciliations of segment revenue and segment operating income before items not allocated to segments to the respective most comparable GAAP measure.

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

The following is a reconciliation to Income from operations, the most comparable GAAP financial measure to net operating margin (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment revenue	$528,577	$396,858	$1,046,514	$771,680
Purchased product costs	(215,824)	(155,359)	(427,388)	(307,916)
Net operating margin	312,753	241,499	619,126	463,764
Facility expenses	(83,545)	(62,797)	(167,250)	(122,307)
Derivative (loss) gain	(20,762)	39,331	(16,663)	50,182
Revenue deferral adjustment and other	375	(1,437)	(1,119)	(2,801)
Revenue from unconsolidated affiliate	(3,833)	—	(3,833)	—
Selling, general and administrative expenses	(27,701)	(25,499)	(62,991)	(50,741)
Depreciation	(104,078)	(71,562)	(206,007)	(139,579)
Amortization of intangible assets	(15,965)	(17,092)	(31,943)	(31,922)
Gain on disposal of property, plant and equipment	(1,450)	37,736	(1,357)	37,598
Accretion of asset retirement obligations	(168)	(157)	(336)	(509)
Income from operations	$55,626	$140,022	$127,627	$203,685

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

For the three months ended June 30, 2014, we calculated the following approximate percentages of our segment revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Keep- Whole (2)
Marcellus	87%	13%	0%
Utica (3)	100%	0%	0%
Northeast	25%	20%	55%
Southwest	57%	39%	4%
Total (3)	71%	22%	7%

For the six months ended June 30, 2014, we calculated the following approximate percentages of our segment revenue and net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Keep- Whole (2)
Marcellus	84%	16%	0%
Utica (3)	100%	0%	0%
Northeast	20%	17%	63%
Southwest	57%	38%	5%
Total (3)	68%	23%	9%

(1)  Includes condensate sales and other types of arrangements with NGL commodity exposure.

(2)         Includes condensate sales and other types of arrangements with both NGL and natural gas commodity exposures.

(3)         Includes Ohio Gathering, an unconsolidated affiliate (See Note 3).

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

Marcellus Segment

In our Marcellus segment, we provide fully integrated natural gas midstream services in southwestern Pennsylvania and northern West Virginia through our wholly owned subsidiary, MarkWest Liberty Midstream. With a total current processing capacity of over 2.5 Bcf/d, we are the largest processor of natural gas in the Marcellus Shale, and have fully integrated gathering, processing, fractionation, storage and marketing operations that support the growing liquids-rich natural gas production in the northeast United States.

Natural Gas Gathering and Processing

We currently operate five processing complexes in our Marcellus segment that include the Houston Complex located in Washington County, Pennsylvania; the Majorsville Complex located in Marshall County, West Virginia; the Mobley Complex located in Wetzel County, West Virginia; the Sherwood Complex located in Doddridge County, West Virginia; and the Keystone Complex located in Butler County, Pennsylvania. In addition, we operate two gathering systems: one currently delivering over 520 MMcf/d of natural gas to our Houston and Majorsville Complexes and the other delivering over 110 MMcf/d of natural gas to our Keystone Complex. The gathering and processing capacity at these facilities are supported by long-term fee-based agreements with ten major producer customers.

We currently have over 2.5 Bcf/d processing capacity operational in our Marcellus segment and have approximately 2.0 Bcf/d under development.

NGL Gathering and Fractionation Facilities and Market Outlets

We currently operate 132,000 Bbl/d of combined propane and heavier fractionation capacity at the Houston Complex, the Hopedale Fractionation Facility in Harrison County, Ohio and the Keystone Complex.

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

•                                          Significant truck loading facilities that allow for regional marketing of purity NGLs; and

•                                          Additional outlets provided by our access to international markets. Propane is currently being transported by truck or rail to Sunoco Logistics Partners L.P.’s (“Sunoco”) terminal near Philadelphia, Pennsylvania (“Marcus Hook Facility”) where it is loaded onto marine vessels and delivered to international markets. We expect to have the ability to deliver propane to Sunoco’s terminal in Philadelphia via pipeline once Sunoco’s Mariner East project (“Mariner East”), a pipeline and marine project that is expected to originate at our Houston Complex, is placed into service. We expect to begin delivering propane to the Marcus Hook Facility via pipeline in the second half of 2014.

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

•                                          Significant truck loading facilities that allow for regional marketing of purity NGLs; and

•                                          Connection to our extensive processing system via a NGL gathering pipeline utilized to gather NGLs produced in both our Marcellus and Utica segments for fractionation.

We commenced operation of additional fractionation capacity at our Keystone Complex for propane, truck and rail facilities that will transport heavier NGL products for further fractionation at our other fractionation facilities in the third quarter 2014.  We have an additional 60,000 Bbl/d fractionation capacity under development as part of our Hopedale Fractionation Facility.

Our fractionation facilities are supported by long-term, fee-based agreements with our key producer customers.

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

We currently have large scale de-ethanization facilities totaling 94,000 Bbl/d of capacity operational in our Marcellus segment and plan to continue to expand our purity ethane production capacity with approximately 60,000 Bbl/d of capacity under development.  We own a purity ethane pipeline from our Majorsville Complex to Houston Complex.  We also own a purity ethane pipeline connecting our Keystone Complex to Sunoco’s purity ethane pipeline traveling from our Houston Complex to Sarnia, Ontario, Canada.

Market Outlets

•                  We began delivering ethane to the Mariner West pipeline from the Houston Complex in the fourth quarter of 2013.

•                  We began delivering purity ethane to Enterprise Products Partners L.P.’s NGL pipeline from Appalachia to Texas Express Pipeline (“ATEX Pipeline”) in the fourth quarter of 2013.

•                  Sunoco’s Mariner East project discussed above is also intended to deliver Marcellus purity ethane to the East Coast for further delivery to the various domestic and international markets beginning in mid-2015.

Utica Segment

We formed MarkWest Utica EMG, a joint venture with EMG (see Note 3), to provide gathering, processing, fractionation and marketing services in the liquids-rich corridor of the Utica Shale in eastern Ohio. MarkWest Utica EMG Condensate was formed in December 2013 and is expected to begin providing condensate stabilization and terminalling services in the third quarter of 2014 and is accounted for using the equity method.  As disclosed in Note 3, Ohio Gathering was deconsolidated effective June 1, 2014 and is accounted for using the equity method; however, it is consolidated for segment reporting purposes.

Natural Gas Gathering and Processing

MarkWest Utica EMG operates two processing complexes in the Utica Shale with a total capacity of approximately 725 MMcf/d; the Cadiz Complex in Harrison County, Ohio and the Seneca Complex in Noble County, Ohio. We continue to expand our processing infrastructure and have 600 MMcf/d of additional capacity currently under development. In addition, Ohio Gathering operates a natural gas gathering system that currently spans more than 230 miles and provides low- and high-pressure gathering and compression services throughout a five county area in eastern Ohio. Our gathering system and processing facilities are supported by long-term, fee-based agreements with several key producers in the Utica Shale.

Fractionation Facility

Both the Cadiz Complex and Seneca Complex are connected via a NGL gathering pipeline system to the Hopedale Fractionation Facility. As discussed above, Hopedale Fractionation Facility is a 60,000 Bbl/d facility that provides fractionation services for NGLs produced in the Utica and the Marcellus segments.

Ethane Recovery and Associated Market Outlets

We completed a 40,000 Bbl/d de-ethanization facility at our Cadiz Complex in the second quarter of 2014. Ethane produced at our Cadiz Complex will be delivered to the ATEX Pipeline.

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

•                  Oklahoma.  We own gas gathering systems in the Granite Wash formation of Western Oklahoma and the Texas panhandle, which are both connected to natural gas processing complexes in Western Oklahoma. The gathering system includes compression facilities. The majority of the gathered gas is ultimately compressed and delivered to the processing complexes. In addition, we own an extensive natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. The liquids-rich natural gas gathered in the Woodford system is processed through Centrahoma, an equity method investment, or other third-party processors. We agreed to fund our share of a 120 MMcf/d processing plant expansion at Centrahoma’s Stonewall plant in order to support the drilling programs in the Woodford Shale. This expansion commenced operations in the second quarter of 2014. Through another equity method investment, MarkWest Pioneer L.L.C., we operate the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that interconnects with the Midcontinent Express Pipeline and Gulf Crossing Pipeline at Bennington, Oklahoma, and is designed to provide approximately 638,000 Dth/d of Woodford Shale takeaway capacity. In May 2013, we completed the Buffalo Creek acquisition, which included a 200 MMcf/d cryogenic gas processing plant and approximately 30 miles of rights-of-way for the construction of a high pressure gathering trunk line. The Buffalo Creek processing facility and high pressure gathering trunk line commenced operation in February 2014.

•                  Javelina.  We own and operate the Javelina processing and fractionation facility in Corpus Christi, Texas, which treats, processes and fractionates off-gas from six local refineries operated by three different refinery customers. We have a product supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for all of the product processed by the SMR, which is owned and operated by a third-party. The product received under this agreement is sold to a refinery customer pursuant to a corresponding long-term agreement.

•                  Other Southwest.  We own a number of natural gas gathering systems and lateral pipelines located in Texas, Louisiana and New Mexico, including the Appleby gathering system in Nacogdoches County, Texas. We gather a significant portion of the natural gas produced from fields adjacent to our gathering systems, including wells targeting the Haynesville Shale. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems, we are the sole gatherer. Our Hobbs, New Mexico natural gas lateral pipeline is subject to regulation by FERC.  We also operate natural gas gathering pipelines and field compression to support production from Newfield Exploration Co.’s (“Newfield”) West Asherton area of the Eagle Ford Shale in Dimmit County, Texas (“West Asherton facilities”).

The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the six months ended June 30, 2014:

	Marcellus	Utica	Northeast	Southwest
Segment revenue	34%	5%	10%	51%
Net operating margin	46%	7%	11%	36%

Segment Operating Results

Items below Income from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. As disclosed in Note 3, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of June 30, 2014 and results of operations are reported under the equity method of accounting as of June 30, 2014 and for the month of June 2014, respectively. However, our Chief Executive Officer and “chief operating decision maker” continues to view the Utica Segment inclusive of Ohio Gathering, and reviews its financial information as if they are still consolidated. The tables below present financial information, as evaluated by management, for the reported segments for the three and six months ended June 30, 2014 and 2013.

The information includes net operating margin, a non-GAAP financial measure. See above for a reconciliation of net operating margin to Income from operations, the most comparable GAAP financial measure. This section should be read in conjunction with the Operating Data table later in this Item 2 and the contract mix table included above in the section titled Our Contracts.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Marcellus

	Three months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$183,734	$120,057	$63,677	53%
Purchased product costs	39,710	16,993	22,717	134%
Net operating margin	144,024	103,064	40,960	40%
Facility expenses	33,755	22,272	11,483	52%

Operating income before items not allocated to segments	$110,269	$80,792	$29,477	36%

Segment Revenue.  Revenue increased due to the ongoing expansion of the Marcellus segment operations that resulted in increased gathered, processed and fractionated volumes. Revenue increased approximately $36.3 million due to the increased capacities at the Sherwood, Mobley, Keystone and Majorsville Complexes.  Revenue also increased approximately $24.0 million related to a 68% increase in NGLs fractionated.

Purchased Product Costs.  Purchased product costs increased primarily due to an increase in inventory sold.

Net Operating Margin.  Net operating margin mainly increased as the volume of natural gas gathered, processed, and heavier NGL products fractionated increased by 10%, 76% and 68%, respectively. Approximately 87% of the net operating margin was earned under fee-based contracts.

Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Marcellus segment operations.

Utica

	Three months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$30,826	$3,594	$27,232	758%
Purchased product costs	7,353	—	7,353	N/A
Net operating margin	23,473	3,594	19,879	553%
Facility expenses	12,174	6,412	5,762	90%
Portion of operating income (loss) attributable to non-controlling interests	4,687	(1,143)	5,830	510%
Operating income (loss) before items not allocated to segments	$6,612	$(1,675)	$8,287	495%

The results of operations for the quarter ended June 30, 2014 include our operations in the Utica Shale areas of eastern Ohio, including gas gathering revenues of Ohio Gathering, which was an unconsolidated subsidiary effective June 1, 2014 (see Note 3). The first phase of operations began in the third quarter of 2012 and remained in the early stages of development at June 30, 2013. Operations will continue to grow as we add 200 MMcf/d cryogenic processing capacity through the end of 2014.

Segment Revenue.  Revenue increased $27.2 million, of which $7.8 million was due to processing fee revenue increases primarily from a 535% increase in volumes. Approximately $6.1 million of the increase was due to an increase in gathering and compression fees revenue from a 308% increase in volumes. Approximately $6.8 million of the increase was due to NGL sales of local inventory and $3.5 million of the increase was due to an increase in fractionation fees resulting from the increase in fractionation volumes.

Purchased Product Costs.  Purchased product costs increased due to an increase in inventory sold and a decline in the value of line fill.

Net Operating Margin. Net operating margin increased due to an overall increase in operations in the first quarter of 2014 compared to the same period in 2013. All of our gathering, processing and fractionating contracts in the Utica segment are fee based and the increase in net operating margin was due to the volume of natural gas gathered and processed increasing by 308% and 535%, respectively.  Fractionated volumes increased due to the Hopedale fractionation plant commencing operations in January 2014.

Facility Expenses.  Facility expenses increased due to the significant increase in operations as compared to 2013 related to start-up and other costs that cannot be capitalized.

Northeast

	Three months ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Segment revenue	$43,777	$45,365	$(1,588)	(4)%
Purchased product costs	15,169	15,126	43	0%
Net operating margin	28,608	30,239	(1,631)	(5)%
Facility expenses	8,509	6,655	1,854	28%
Operating income before items not allocated to segments	$20,099	$23,584	$(3,485)	(15)%

Segment Revenue.  Revenue decreased due to an 8% decrease in NGL sales volumes over the same period in 2013, partially offset by an increase in NGL sales prices of approximately 3% compared to the same period in 2013.

Purchased Product Costs.  Purchased product costs increased slightly due to an increase in weighted average cost of goods sold due to increased natural gas purchased prices, offset by lower sales volumes.

Net Operating Margin. Net operating margin decreased due to an 8% decline of NGL sales volumes and overall frac spread margins, which decreased by approximately 2% as natural gas prices increased. Approximately 55% of the net operating margin was derived from keep-whole contracts.

Facility Expenses.  Facility expenses increased due primarily to an increase in plant operating expenses attributable to the timing of normal facility maintenance and repairs.

Southwest

	Three months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$271,140	$227,842	$43,298	19%
Purchased product costs	153,628	123,240	30,388	25%
Net operating margin	117,512	104,602	12,910	12%
Facility expenses	34,354	29,778	4,576	15%
Portion of operating income attributable to non-controlling interests	6	53	(47)	(89)%
Operating income before items not allocated to segments	$83,152	$74,771	$8,381	11%

Segment Revenue.  Revenue increased due to higher NGL sales, gas sales and higher fee-based revenue.  NGL sales increased approximately $20.1 million due to increased volumes in our East Texas and Western Oklahoma areas of 27% and 33%, respectively. Processing fee revenue increased by approximately $8.1 million due to an increase in volumes in Western Oklahoma and East Texas of 56% and 6%, respectively. The 56% increase in the Western Oklahoma area primarily relates to the new Buffalo Creek processing plant that began processing in February 2014.  Gas sales increased approximately $4.3 million mainly due to a combination of price and volume increases in the Southeast Oklahoma area and operating in higher percentage of ethane rejection than the same period in 2013.  Gathering fee revenue increased by approximately $5.3 million due to an 8% increase of gathered volumes.

Purchased Product Costs.  Purchased product costs increased due to higher NGL purchases of approximately $10.9 million related to an increase in volumes processed and pricing in the East Texas area.  Approximately $8.5 million increased due to higher NGL purchases in our Western Oklahoma area due to higher volumes in the Western Oklahoma area for three months ended June 30, 2014 compared to the same period in 2013.  Approximately $8.1 million increased due to increases in price in Southeast Oklahoma and impacts of certain recovery elections by producer customers for the three months ended June 30, 2014 compared to the same period in 2013.

Net Operating Margin.  Net operating margin increased mainly due an increase of 17% in natural gas processed and an 8% increase in gathered volumes.  The Buffalo Creek plant contributed to the increased volumes.

Facility Expenses.  Facility expenses increased primarily due to $1.8 million of expenses related to the Buffalo Creek and West Asherton facilities becoming operational in 2013, as well as an increase of approximately $2.0 million related to compressor repairs and maintenance in Javelina.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the three months ended June 30, 2014 and 2013, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Total segment revenue	$528,577	$396,858	$131,719	33%
Derivative(loss) gain not allocated to segments	(6,753)	19,699	(26,452)	(134)%
Revenue adjustment for unconsolidated affiliate	(3,833)	—	(3,833)	N/A
Revenue deferral adjustment and other	375	(1,437)	1,812	126%
Total revenue	$518,366	$415,120	$103,246	25%

Operating income before items not allocated to segments	$220,132	$177,472	$42,660	24%
Portion of operating income (loss) attributable to non-controlling interests	4,184	(1,090)	5,274	484%
Derivative (loss) gain not allocated to segments	(20,762)	39,331	(60,093)	(153)%
Revenue adjustment for unconsolidated affiliate	(3,833)	—	(3,833)	N/A
Revenue deferral adjustment and other	375	(1,437)	1,812	126%
Compensation expense included in facility expenses not allocated to segments	(903)	(368)	(535)	145%
Facility expense and purchase product cost adjustments for unconsolidated affiliate	2,598	—	2,598	N/A
Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate	509	—	509	N/A
Facility expenses adjustments	2,688	2,688	—	0%
Selling, general and administrative expenses	(27,701)	(25,499)	(2,202)	9%
Depreciation	(104,078)	(71,562)	(32,516)	45%
Amortization of intangible assets	(15,965)	(17,092)	1,127	(7)%
(Loss) gain on disposal of property, plant and equipment	(1,450)	37,736	(39,186)	(104)%
Accretion of asset retirement obligations	(168)	(157)	(11)	7%
Income from operations	55,626	140,022	(84,396)	(60)%
Equity in (loss) earnings from unconsolidated affiliates	(721)	430	(1,151)	(268)%
Interest income	10	62	(52)	(84)%
Interest expense	(43,391)	(36,955)	(6,436)	17%
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,449)	(1,784)	335	(19)%
Miscellaneous income, net	33	6	27	450%
Income before provision for income tax	$10,108	$101,781	(91,673)	(90)%

Derivative (Loss) Gain Not Allocated to Segments.  Unrealized loss from the change in fair value of our derivative instruments was $18.8 million for the three months ended June 30, 2014 compared to an unrealized gain of $37.3 million for the same period in 2013. Realized loss from the settlement of our derivative instruments was $1.9 million for the three months ended June 30, 2014 compared to a realized gain of $2.0 million for the same period in 2013. The total change of $60.1 million is due primarily to volatility in commodity prices.

Revenue adjustment for unconsolidated affiliate.  Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenues.  The chief operating decision maker and management includes these to evaluate the segment performance as we continue to operate and manage Ohio Gathering operations, therefore, the impact of the revenue is included for segment reporting purposes, but removed to reconcile to GAAP (See Notes 3 and 14).

Revenue Deferral Adjustment and Other.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the “chief operating decision maker” and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended June 30, 2014, approximately $0.2 million and $1.5 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. For the three months ended June 30, 2013, approximately $0.2 million and $1.4 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the first quarter 2013 amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  Other consists of management fee revenues from unconsolidated affiliates of $2.1 million for the three months ended June 30, 2014 compared to $0.2 million for the three months ended June 30, 2013.

Facility expense and purchase product cost adjustments for unconsolidated affiliate.  Facility expense and purchase product cost adjustments for unconsolidated affiliate relates to Ohio Gathering (see discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14).

Portion of operating loss attributable to non-controlling interests of unconsolidated affiliate. Portion of operating loss attributable to non-controlling interests of unconsolidated affiliate relates to Summit’s portion of Ohio Gathering’s operating loss, which occurs because segment operating income is reported as if Ohio Gathering was being consolidated (see discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14).

(Loss) gain on Disposal of Property, Plant and Equipment.  Gain on disposal of property, plant and equipment relates primarily to a gain on our Sherwood Asset sale in June 2013 of approximately $38.2 million.

Selling, general and administration expenses.  Selling, general and administration expense has increased to support the continued growth in our operations.

Depreciation.  Depreciation increased due to additional projects completed during late 2013 through the first quarter of 2014 in the Utica and Marcellus segments.

Interest Expense.  Interest expense increased due to the greater amount in the 2014 ending balance of approximately $441.2 million in outstanding borrowings related to our Credit Facility in 2014, offset by decreases in our capitalized interest of approximately $2.2 million.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Marcellus

	Six months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$358,893	$228,554	$130,339	57%
Purchased product costs	74,000	35,786	38,214	107%
Net operating margin	284,893	192,768	92,125	48%
Facility expenses	69,228	44,908	24,320	54%

Operating income before items not allocated to segments	$215,665	$147,860	$67,805	46%

Segment Revenue.  Revenue increased due to the ongoing expansion of the Marcellus segment operations resulting in increased gathered, processed and fractionated volumes. Revenue increased approximately $81.3 million due to an increase in gathering, processing and fractionation fees due to the increased capacities at the Sherwood, Mobley, Keystone and Majorsville Complexes.  Revenue also increased approximately $42.5 million primarily due to a 135% increase in NGLs local inventory sold.

Purchased Product Costs.  Purchased product costs increased primarily due to an increase in inventory sold.

Net Operating Margin.  Net operating margin increased as the volume of natural gas gathered, processed and fractionated increased by 14%, 86% and 187%, respectively. Approximately 84% of the net operating margin is earned under fee-based contracts.

Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Marcellus segment operations.

Utica

	Six months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$54,592	$4,217	$50,375	1,195%
Purchased product costs	11,488	—	11,488	N/A
Net operating margin	43,104	4,217	38,887	922%
Facility expenses	24,026	10,374	13,652	132%
Portion of operating income (loss) attributable to non-controlling interests	7,823	(2,482)	10,305	415%
Operating income (loss) before items not allocated to segments	$11,255	$(3,675)	$14,930	406%

The results of operations for the six months ended June 30, 2014 include our operations in the Utica Shale areas of eastern Ohio, including gas gathering revenues of Ohio Gathering, which was our unconsolidated subsidiary effective June 1, 2014 (see Note 3). The first phase of operations began in the third quarter of 2012 and remained in the early stages of development at June 30, 2013. Operations will continue to grow as we add 200 MMcf/d cryogenic capacity through the end of 2014.

Segment Revenue.  Revenue increased $50.4 million, $15.3 million of which was due to processing fee revenue increases due to the fact that we were processing for eight producer customers during the first six months of 2014 as compared to three in the first half of 2013. Approximately $11.5 million of the increase was due to an increase in gathering fees revenue as we were gathering for seven producers in the first six months of 2014 as compared to three in the first six months of 2013. Approximately $9.7 million of the increase was due to NGL sales of local inventory, $6.2 million of the increase was due to an increase in fractionation fees resulting from the increase in fractionation volumes and $4.3 million of the increase was due to increases in compression fees resulting from the increase in gathered volumes.  Approximately $3.3 million of the increase related to the increase in marketing and transportation fees.

Purchased Product Costs.  Purchased product costs increased due to an increase in inventory sold, a decline in the value of line fill and amortization of approximately $0.9 million in deferred contract costs.

Net Operating Margin. Net operating margin increased due to an overall increase in operations in the first half of 2014 compared to the same period in 2013. All of our gathering and processing contracts in the Utica segment are fee based and the increase in net operating margin was due to the volume of natural gas gathered, processed and fractionated increasing by 564%, 903% and 100%, respectively.

Facility Expenses.  Facility expenses increases in 2014 were due to the significant increase in operations as compared to 2013 related to start-up and other costs that cannot be capitalized.

Northeast

	Six months ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Segment revenue	$105,030	$102,701	$2,329	2%
Purchased product costs	35,624	34,788	836	2%
Net operating margin	69,406	67,913	1,493	2%
Facility expenses	15,623	13,179	2,444	19%
Operating income before items not allocated to segments	$53,783	$54,734	$(951)	(2)%

Segment Revenue.  Revenue increased due to higher NGL sales prices, partially offset by approximately a 14% decrease in NGL sales volumes over the same period in 2013.

Purchased Product Costs.  Purchased product costs increased slightly due to an increase in NGL prices and natural gas purchased prices, offset by lower volumes.

Net Operating Margin. Net operating margin increased due to overall frac spread margins, which increased by approximately 17.5% as compared to the six months ended June 30, 2013, partially offset by a decline of NGL sales volumes. Approximately 63% of the net operating margin was derived from keep-whole contracts.

Facility Expenses.  Facility expenses increased due primarily to an increase in plant operating expenses attributable to the timing of normal facility maintenance and repairs.

Southwest

	Six months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$530,470	$436,208	$94,262	22%
Purchased product costs	306,312	237,342	68,970	29%
Net operating margin	224,158	198,866	25,292	13%
Facility expenses	66,876	58,468	8,408	14%
Portion of operating income attributable to non-controlling interests	5	117	(112)	(96)%
Operating income before items not allocated to segments	$157,277	$140,281	$16,996	12%

Segment Revenue.  Revenue increased due to higher NGL sales, gas sales and higher fee-based revenue.  NGL sales increased approximately $52.9 million primarily due to increased volumes in our East Texas and Western Oklahoma areas of 28% and 14%, respectively. Gas sales increased approximately $7.4 million and approximately $7.2 million in the Western Oklahoma and Southeast Oklahoma areas, respectively, due to higher gas prices and operating in higher percentage of ethane rejection than the same period in 2013. Processing fee revenue increased by approximately $12.7 million due to an increase in volumes in Western Oklahoma, Southeast Oklahoma and East Texas of 43%, 7% and 7%, respectively. The 43% increase in the Western Oklahoma area primarily relates to the new Buffalo Creek processing plant that began processing in February 2014.  Gathering fee revenue increased by approximately $5.5 million due to Western Oklahoma and East Texas, where gathered volumes increased 53% and 2%, respectively.

Purchased Product Costs. Purchased product costs increased due to higher NGL purchases of approximately $26.6 million related to the East Texas area because of increasing volumes processed, changing contractual terms and increasing pricing. Western Oklahoma NGL purchases increased approximately $25.7 million due to higher volumes and approximately 18% higher prices in the Western Oklahoma area for the six months ended June 30, 2014 compared to the same period in 2013. Approximately $9.7 million increase is due to NGL purchases in Southeast Oklahoma due to 88% higher prices compared to the same period in 2013.  Gas purchases increased by approximately $9.2 million in our Western Oklahoma area primarily related to approximately a 37% increase in gas prices for the six months ended June 30, 2014 compared to the same period in 2013. These increases were partially offset by lower processing expense of $1.9 million in our Western Oklahoma area.

Net Operating Margin.  Net operating margin increased mainly due to increases of 43%,  7% and 7% in natural gas processed in Western Oklahoma, East Texas and Southeast Oklahoma, respectively.  The Buffalo Creek plant began operations in February of 2014 contributed to the higher processed volumes in Western Oklahoma.

Facility Expenses.  Facility expenses increased primarily due to $4.1 million of expenses related to the Buffalo Creek and West Asherton facilities becoming operational in the second half of 2013, as well as an increase of approximately $2.2 million related to long-term compressor repairs and maintenance in Javelina.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the six months ended June 30, 2014 and 2013, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Six months ended June 30,
	2014	2013	$ Change	% Change
		(in thousands)
Total segment revenue	$1,046,514	$771,680	$274,834	36%
Derivative (loss) gain not allocated to segments	(10,720)	19,514	(30,234)	(155)%
Revenue adjustment for unconsolidated affiliate	(3,833)	—	(3,833)	N/A
Revenue deferral adjustment and other	(1,119)	(2,801)	1,682	(60)%
Total revenue	$1,030,842	$788,393	$242,449	31%

Operating income before items not allocated to segments	$437,980	$339,200	$98,780	29%
Portion of operating income (loss) attributable to non-controlling interests	7,319	(2,365)	9,684	409%
Derivative (loss) gain not allocated to segments	(16,663)	50,182	(66,845)	(133)%
Revenue adjustment for unconsolidated affiliate	(3,833)	—	(3,833)	N/A
Revenue deferral adjustment and other	(1,119)	(2,801)	1,682	(60)%
Compensation expense included in facility expenses not allocated to segments	(1,906)	(754)	(1,152)	153%
Facility expense and purchase product cost adjustments for unconsolidated affiliate	2,598	—	2,598	N/A
Portion of operating loss attributable to non-controlling interests of unconsolidated affiliate	509	—	509	N/A
Facility expenses adjustments	5,376	5,376	—	0%
Selling, general and administrative expenses	(62,991)	(50,741)	(12,250)	24%
Depreciation	(206,007)	(139,579)	(66,428)	48%
Amortization of intangible assets	(31,943)	(31,922)	(21)	0%
(Loss) gain on disposal of property, plant and equipment	(1,357)	37,598	(38,955)	(104)%
Accretion of asset retirement obligations	(336)	(509)	173	(34)%
Income from operations	127,627	203,685	(76,058)	(37)%
Equity in loss from unconsolidated affiliates	(471)	665	(1,136)	(171)%
Interest income	19	211	(192)	(91)%
Interest expense	(84,375)	(75,291)	(9,084)	12%
Amortization of deferred financing costs and debt discount (a component of interest expense)	(4,273)	(3,614)	(659)	18%
Loss on redemption of debt	—	(38,455)	38,455	(100)%
Miscellaneous income, net	43	6	37	617%
Income before provision for income tax	$38,570	$87,207	$(48,637)	(56)%

Derivative (Loss) Gain Not Allocated to Segments.  Unrealized loss from the change in fair value of our derivative instruments was $7.0 million for the six months ended June 30, 2014 compared to an unrealized gain of $46.3 million for the same period in 2013. Realized loss from the settlement of our derivative instruments was $9.6 million for the six months ended June 30, 2014 compared to a realized gain of $3.9 million for the same period in 2013. The total change of $66.8 million is due primarily to volatility in commodity prices.

Revenue adjustment for unconsolidated affiliate.  Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenues that the chief operating decision maker and management evaluate the segment performance based on Ohio Gathering being consolidated as we continue to operate and manage operations, therefore, the impact of the revenue is included for segment reporting purposes, but removed to reconcile to GAAP (See Notes 3 and 14).

Revenue Deferral Adjustment and Other.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the six months ended June 30, 2014, approximately $0.4 million and $3.4 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. For the six months ended June 30, 2013, approximately $0.4 million and $3.0 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the first quarter 2013 amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  Other consists of management fee revenues from unconsolidated affiliates of $2.7 million for the six months ended June 30, 2014 compared to $0.6 million for the six months ended June 30, 2013.

Facility expense and purchase product cost adjustments for unconsolidated affiliate.  Facility expense and purchase product cost adjustments for unconsolidated affiliate relate to Ohio Gathering (see discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14).

Portion of operating loss income attributable to non-controlling interests of unconsolidated affiliate. Portion of operating loss attributable to non-controlling interests of unconsolidated affiliate relates to Summit’s portion of Ohio Gathering’s operating loss, which occurs because segment operating income is reported as if Ohio Gathering was being consolidated (see discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14).

Selling, general and administration expenses.  Selling, general and administration expense has increased to support the continued growth in our operations.

Depreciation.  Depreciation increased due to additional projects completed during late 2013 through the first quarter of 2014 in the Utica and Marcellus segments.

(Loss) gain on Disposal of Property, Plant and Equipment.  Gain on disposal of property, plant and equipment relates primarily to a gain on our Sherwood Asset sale in June 2013 of approximately $38.2 million.

Interest Expense.  Interest expense increased due to the greater amount in the 2014 ending balance of approximately $441.2 million in outstanding borrowings, which fluctuated throughout 2014 related to our Credit Facility, offset by decreases in our capitalized interest of approximately $6.4 million and a decrease in interest rates on our long-term debt year over year due to the pay down of debt in January 2013.

Loss on Redemption of Debt.  The decrease in loss on redemption of debt was related to the redemption of the 2018 Senior Notes, a portion of the 2021 Senior Notes and a portion of the 2022 Senior Notes that occurred in the first quarter of 2013, while no such redemptions of debt occurred during the first half of 2014.

Operating Data

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Marcellus
Gathering system throughput(Mcf/d) (1)	599,500	544,000	10%	600,500	526,700	14%
Natural gas processed (Mcf/d)	1,823,200	1,033,700	76%	1,732,500	931,400	86%

C2 (purity ethane) produced (Bbl/d)	45,900	—	N/A	47,400	—	N/A
C3+ NGLs fractionated (Bbl/d) (2)	82,200	48,900	68%	76,200	43,000	77%
Total NGLs fractionated (Bbl/d)	128,100	48,900	162%	123,600	43,000	187%

Utica
Gathering system throughput (Mcf/d)	188,700	46,300	308%	184,700	27,800	564%
Natural gas processed (Mcf/d) (3)	293,800	46,300	535%	272,700	27,200	903%
C3+ NGLs fractionated (Bbl/d) (2)	13,500	—	N/A	12,900	—	N/A

Northeast
Natural gas processed (Mcf/d)	281,500	296,400	(5)%	268,600	299,500	(10)%
NGLs fractionated (Bbl/d) (4)	17,500	18,100	(3)%	17,500	17,600	(1)%

Keep-whole NGL sales (gallons, in thousands)	24,800	27,100	(8)%	57,000	64,500	(12)%
Percent-of-proceeds NGL sales (gallons, in thousands)	29,900	32,200	(7)%	56,000	67,100	(17)%
Total NGL sales (gallons, in thousands) (5)	54,700	59,300	(8)%	113,000	131,600	(14)%
Crude oil transported for a fee (Bbl/d)	10,600	9,700	9%	10,200	10,000	2%

Southwest
East Texas gathering systems throughput (Mcf/d)	549,500	521,700	5%	522,800	510,500	2%
East Texas natural gas processed (Mcf/d)	398,500	377,600	6%	383,400	358,600	7%
East Texas NGL sales (gallons, in thousands) (6)	109,500	86,200	27%	203,400	158,400	28%

Western Oklahoma gathering system throughput (Mcf/d) (7)	348,200	220,000	58%	322,700	211,400	53%
Western Oklahoma natural gas processed (Mcf/d)	296,300	189,900	56%	269,800	188,100	43%
Western Oklahoma NGL sales (gallons, in thousands) (6)	56,900	42,900	33%	111,300	97,700	14%

Southeast Oklahoma gathering systems throughput (Mcf/d)	414,500	473,300	(12)%	398,200	467,300	(15)%
Southeast Oklahoma natural gas processed (Mcf/d) (8)	186,600	160,400	16%	167,000	155,800	7%
Southeast Oklahoma NGL sales (gallons, in thousands)	29,200	54,000	(46)%	50,200	93,300	(46)%

Other Southwest gathering system throughput (Mcf/d) (9)	48,900	39,900	23%	47,900	30,300	58%

Gulf Coast refinery off-gas processed (Mcf/d)	112,000	117,700	(5)%	111,300	106,600	4%
Gulf Coast liquids fractionated (Bbl/d) (10)	21,000	22,100	(5)%	20,200	19,700	3%
Gulf Coast NGL sales (gallons, in thousands) (10)	80,300	84,600	(5)%	153,300	149,700	2%

(1)                                 The 2013 volumes exclude Sherwood gathering for comparability as this system was sold to Summit in June 2013.

(2)                                 The Marcellus segment includes both the Houston Fractionation Facility and Marcellus’ portion utilized of the jointly owned Hopedale Fractionation Facility. Hopedale is currently jointly owned 60% and 40% by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively.  The Utica segment includes only the portion it utilized of the jointly owned Hopedale Fractionation Facility.  Operations began in January 2014.  The volumes reported for 2014 are the average daily rate for the days of operation.

(3)                                 Utica operations began in August 2013.

(4)                                 Includes NGLs fractionated for Utica and Marcellus segments.

(5)                                 Represents sales at the Siloam fractionator. The total sales exclude approximately 8,757,000 gallons and 6,611,000 gallons sold by the Northeast on behalf of Marcellus for the three months ended June 30, 2014 and 2013, respectively. The total sales exclude approximately 22,010,000 gallons and 6,818,000 gallons sold by the Northeast on behalf of Marcellus for the six months ended June 30, 2014 and 2013, respectively.

(6)                                 Excludes gallons processed in conjunction with take in kind contracts for the three and six months ended June 30, 2014 and June 30, 2013, respectively, as shown below.

Gallons processed in conjunction with take	Three months ended June 30,		Six months ended June 30,
in kind contracts	2014	2013	2014	2013
East Texas	—	3,989,000	318,000	12,351,000
Western Oklahoma	41,969,000	—	53,685,000	—

(7)                                 Includes natural gas gathered in Western Oklahoma and from the Granite Wash formation in the Texas Panhandle as management considers this one integrated area of operations.

(8)                                 The natural gas processing in Southeast Oklahoma is outsourced to our joint venture Centrahoma or other third-party processors.

(9)                                 Excludes lateral pipelines where revenue is not based on throughput.

(10)                          Excludes Hydrogen volumes.

Liquidity and Capital Resources

Our primary strategy is to expand our asset base through organic growth projects and selective third-party acquisitions that are accretive to our cash available for distribution per common unit.

Our 2014 capital plan is summarized in the table below (in millions):

	2014 Full Year Plan		Actual
			Six months ended
	Low	High	June 30, 2014
Total growth capital (1)	$2,550	$2,900	$1,306
Joint venture partner’s estimated share of growth capital	(550)	(600)	(120)
Partnership share of growth capital	$2,000	$2,300	$1,186

(1)         Growth capital includes expenditures made to expand the existing operating capacity, to increase the efficiency of our existing assets, and to facilitate an increase in volumes within our operations. Growth capital also includes costs associated with new well connections. Growth capital actual includes one month capital of approximately $40 million related to Ohio Gathering, our unconsolidated affiliate effective June 1, 2014. Growth capital excludes expenditures for third-party acquisitions and equity investments. Maintenance capital was approximately $9.8 million for the six months ended June 30, 2014.  Maintenance capital includes capital expenditures made to maintain our operating capacity and asset base.

Management believes that the cash requirements to meet operating expenses and pay distributions to our unitholders will be funded by cash generated from our operations.

Management believes that expenditures for our capital projects can be funded with current cash balances, proceeds from equity or debt offerings, contributions from joint venture partners, cash flows from operations and our current borrowing capacity under the Credit Facility. Our access to capital markets can be impacted by factors outside our control, which include, but are not limited to, general economic conditions and the rights of our Class B unitholders to participate in any future equity offerings we may commence upon the conversion of the Class B units into common units; however, we believe that our strong cash flows and balance sheet, our Credit Facility and our credit rating will provide us with adequate access to the capital markets to fund our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of July 30, 2014, our credit ratings for our Senior Notes were Ba2 with a Stable outlook by Moody’s Investors Service and BB with a Stable outlook by Standard & Poor’s. Our Credit Facility is investment grade rated BBB- by Standard & Poor’s.  Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Debt Financing Activities

On March 20, 2014, we amended the Credit Facility to increase the total borrowing capacity to $1.3 billion, extend the maturity by approximately 18 months to March 20, 2019, amend the pricing terms, expand the existing accordion option from $250 million to $500 million and provide us with the right to release collateral securing the Credit Facility once our Index Debt has received an investment grade rating from Standard & Poor’s equal to or more favorable than BBB- (stable) and from Moody’s equal to or more favorable than Baa3 (stable) and our Total Leverage Ratio is not greater than 5.00 to 1.00.  We incurred approximately $1.9 million of deferred financing costs associated with modifications of the Credit Facility during the six months ended June 30, 2014.

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

Under the provisions of the Credit Facility, we are subject to a number of restrictions and covenants. As of June 30, 2014, we were in compliance with all of our debt covenants and we expect to remain in compliance for at least the next twelve months. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of July 30, 2014, we had approximately $150.0 million borrowings outstanding and approximately $11.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $1,138.7 million of unused capacity, of which approximately $645 million was available for borrowing based on financial covenant requirements.  Additionally, the full amount of unused capacity is available for borrowing on a short term basis to provide financial flexibility within a given fiscal quarter.

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

The Credit Facility limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. Under the Credit Facility, neither we nor the bank can require margin calls for outstanding derivative positions. As of July 30, 2014, all of our financial derivative positions are with members of the syndicated bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit.  We believe the recent Dodd-Frank legislation will not change our ability to enter into derivatives without utilizing margin calls.

Equity Financing Activities

On September 5, 2013, we and M&R MWE Liberty, LLC (the “Selling Unitholder”) entered into an Equity Distribution Agreement with the 2013 Manager that established the September 2013 ATM pursuant to which we may sell from time to time through the 2013 Manager, as our sales agent, common units having an aggregate offering price of up to $1 billion. In addition, the Selling Unitholder may sell from time to time through the 2013 Manager up to 794,761 common units.  During the six months ended June 30, 2014, we sold an aggregate of 4.2 million common units under the September 2013 ATM, receiving net proceeds of approximately $272 million after deducting approximately $3.5 million in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes. During the six months ended June 30, 2014, the Selling Unitholder sold an aggregate of 222,897 of their common units under the September 2013 ATM Agreement, receiving net proceeds of approximately $14.3 million after deducting approximately $0.1 million in manager fees. We completed the September 2013 ATM on March 31, 2014.

On March 11, 2014, we and the Selling Unitholder entered into an Equity Distribution Agreement with the 2014 Managers that established the March 2014 ATM pursuant to which we may sell from time to time through the 2014 Managers, as our sales agents, common units having an aggregate offering price of up to $1.2 billion. In addition, the Selling Unitholder may sell from time to time through the 2014 Managers up to 4,031,075 common units (including 3,990,878 common units that were issued on July 1, 2014 upon conversion of an equal number of the Selling Unitholder’s Class B Units, such units being the “Class B Units”). During the six months ended June 30, 2014, we sold an aggregate of approximately 7.0 million common units under the March 2014 ATM Agreement, receiving net proceeds of approximately $440 million after deducting approximately $3.5 million in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes.

For the first six months 2014, we sold an aggregate of approximately 11.3 million units and received net proceeds of approximately $712 million under both ATM programs.

Class B Common Units

Approximately four million Class B Units converted on July 1, 2014. All of our Class B Units were issued to and are held by M&R MWE Liberty, LLC, an affiliate of EMG, as part of our December 31, 2011 acquisition of the non-controlling interest in MarkWest Liberty Midstream.  The remaining Class B Units will convert to common units on a one-for-one basis in three equal installments beginning on July 1, 2015 and each of the next two anniversaries of such date. Class B Units share in our income and losses and are not entitled to participate in any distributions of available cash prior to their conversion.

Joint Venture Arrangements

Pursuant to the Amended Utica LLC Agreement, EMG was obligated to fund the first $950.0 million of capital required by MarkWest Utica EMG and they completed this funding commitment in May 2013. We began funding MarkWest Utica EMG in July 2013 and have contributed approximately $944.1 million as of June 30, 2014. We are required to contribute 100% of the additional capital required by MarkWest Utica EMG until the aggregate contributions from us and EMG equal $2.0 billion. For further discussion of the funding requirements after $2.0 billion has been contributed to MarkWest Utica EMG, see Note 3 of the Notes to these Condensed Consolidated Financial Statements. In December 2013, we and EMG formed Utica Condensate. EMG is obligated to provide up to the first $100 million of the initial funding to Utica Condensate and is expected to provide 45% of the total capital required during 2014. See Note 3 of the Notes to these Condensed Consolidated Financial Statements for further discussion of the funding obligations for Utica Condensate.  Effective June 1, 2014, Summit exercised the Ohio Gathering Option and increased its equity ownership from less than 1% to approximately 40% through a cash investment of approximately $324.7 million that was received on May 30, 2014 and a true-up payment of approximately $16.5 million that was contributed in July 2014.

Liquidity Risks and Uncertainties

Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

Due to our significant growth strategy and the length of the construction period for our assets, we spend a significant amount of capital prior to the realization of the revenues from our expansion projects. Many factors could impact our ability to generate the expected revenues and the timing of those revenues from our expansion projects, including:

•                  unexpected changes in the production from our producer customers’ wells or in our producer customers’ drilling schedules, although this impact may be mitigated where we have minimum volume commitments;

•                  unexpected outages or downtime at our facilities or at upstream or downstream third party facilities;

•                  market and capacity constraints affecting downstream natural gas and NGL facilities, including limited gas and NGL capacity downstream of our facilities, limited railcar and NGL pipeline facilities, and reduced demand or limited markets for certain NGL products, which could reduce the volumes of gas and NGLs that we receive and adversely affect the pricing received for NGLs; and

•                  restrictions on the ability of our joint ventures to distribute cash to the Partnership.

If we are unable to generate the expected revenues from our expansion projects, our liquidity would be adversely impacted, which may also impact our ability to meet our financial and other covenants under our Credit Facility and indentures governing the Senior Notes.

In order to access alternative NGL market outlets for the increasing supply of NGLs produced in the United States, we may be required to make significant minimum volume commitments for transportation or terminalling capacity, with take or pay payments or deficiency fees if the minimum volume is not delivered.  In many cases, we market NGLs on behalf of our producer customers, and as a result, we may make such commitments on behalf of our producer customers, and we expect to be able to pass such commitments through to our producer customers.  However, if we were unable to do so, our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions may also be adversely impacted.

Cash Flow

The following table summarizes cash inflows (outflows) (in thousands):

	Six months ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$356,823	$177,596	$179,227
Net cash used in investing activities	(1,005,158)	(1,435,021)	429,863
Net cash provided by financing activities	862,442	1,266,223	(403,781)

Net cash provided by operating activities increased primarily due to a $98.8 million increase in segment operating income before items not allocated to segments as a result of our expanded operations in all segments and an increase of approximately $97.1 million change in working capital primarily due to approximately a $94.8 million increase in accounts payable and accrued liabilities as a result of the timing on payments of certain expenditures outstanding as of June 30, 2014.

Net cash used in investing activities decreased primarily due to $324.7 million in proceeds related to the exercise of the Ohio Gathering Option by Summit, a decrease in capital expenditures of $159.8 million and by proceeds of approximately $17 million from the 2013 asset sale to an unconsolidated subsidiary, partially offset by a release of $25.5 million of restricted cash.

Net cash provided by financing activities decreased primarily due to a $685.2 million decrease in contributions from non-controlling interest holders, a $63.4 million increase in distributions to unit holders, a $14.2 million decrease in net borrowings, partially offset by a $363.5 million increase in proceeds from public equity offerings.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of June 30, 2014, our purchase obligations were $497.2 million compared to our obligations of $681.8 million as of December 31, 2013. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.  We have executed transportation and terminalling agreements that obligate us to minimum volume, throughput or payment commitments over the terms of the agreements, which will range from three to ten years. We expect to be able to pass any minimum payment commitments through to producer customers.  Estimates of our obligations for minimum payment commitments related to these agreements are as follows (in thousands):

Total Obligation (1)	Due in 2014	Due in 2015-2016	Due in 2017-2018	Thereafter

$601,614	$3,062	$87,322	$122,423	$388,807

(1)         Minimum fees due under transportation agreements do not include potential future fee increases as required by FERC.

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

There have not been any material changes during the three or six months ended June 30, 2014 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Commodity Price Risk

The information about commodity price risk for the three months ended June 30, 2014 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2013.

Outstanding Derivative Contracts

The following table provides information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at June 30, 2014, including the weighted average prices (“WAVG”):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2014	1,415	$90.14	$108.56	$(359)

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2014	772	$92.56	$(1,499)
2015	1,205	90.09	(3,068)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	115,021	$0.92	$(3,235)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	15,312	$1.46	$317

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	40,055	$1.37	$406

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole price risk at June 30, 2014, including the WAVG:

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2014	151	89.09	$(390)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2014	8,593	$4.95	$(995)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	91,416	$1.07	$(138)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	7,414	$1.45	$140

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	20,125	$1.38	$351

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	7,085	$2.32	$173

The following tables provide information on the volume of MarkWest Liberty Midstream’s commodity derivative activity for positions related to long liquids price risk at June 30, 2014, including the WAVG:

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2014	354	$91.00	$(788)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	91,719	$1.08	$82

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	8,634	$1.47	$185

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	24,896	$1.35	$293

Natural Gasoline	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	31,581	$2.13	$(307)

The following table provides information on the derivative positions related to long liquids and keep-whole price risk that we have entered into subsequent to June 30, 2014, including the WAVG:

Propane Collars	Volumes (Gal/d)	WAVG Floor (Per Gal)	WAVG Cap (Per Gal)
2015 (Jan-Mar)	7,464	$0.95	$1.18

The following tables provide information on the derivative positions of MarkWest Liberty Midstream related to long liquids price risk that we have entered into subsequent to June 30, 2014, including the WAVG:

Propane Collars	Volumes (Gal/d)	WAVG Floor (Per Gal)	WAVG Cap (Per Gal)
2015 (Jan-Mar)	21,863	$0.95	$1.18

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2014 (Oct-Dec)	42,165	$1.07
2015 (Jan-Mar)	49,913	$1.08

Embedded Derivatives in Commodity Contracts

We have a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative (gain) loss related to purchased product costs. In February 2011, we executed agreements with the producer to extend the commodity contract and the related processing agreement from June 30, 2015 to December 31, 2022. As of June 30, 2014, the estimated fair value of this contract was a liability of $97.8 million and the recorded value was a liability of $44.3 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception on February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of June 30, 2014 (in thousands):

Fair value of commodity contract	$97,838
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of June 30, 2014	$44,331

We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at one of our plant locations through the fourth quarter of 2014. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of June 30, 2014, the estimated fair value of this contract was an asset of $1.5 million.

Interest Rate Risk

Our primary interest rate risk exposure results from our Credit Facility, which has a borrowing capacity of $1.3 billion. The applicable interest rate for our Credit Facility was a variable rate of 4.5% for $166.2 million and a variable rate of 2.4% for $275.0 million at June 30, 2014. As of July 30, 2014, we had $150.0 million in borrowings outstanding on our Credit Facility. The debt under the Credit Facility bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of borrowing.

We may make use of interest rate swap agreements in the future to adjust the ratio of fixed and floating rates in our debt portfolio; however, we had no interest rate swaps outstanding as of June 30, 2014. Our debt portfolio as of June 30, 2014 is shown in the following table.

Long-Term Debt	Interest Rate	Lending Limit	Due Date	Outstanding at June 30, 2014
Credit Facility	Variable	$1.3 billion	March 2019	$441.2 million
2020 Senior Notes	Fixed	$500.0 million	November 2020	$500.0 million
2021 Senior Notes	Fixed	$325.0 million	August 2021	$325.0 million
2022 Senior Notes	Fixed	$455.0 million	June 2022	$455.0 million
2023A Senior Notes	Fixed	$750.0 million	February 2023	$750.0 million
2023B Senior Notes	Fixed	$1.0 billion	July 2023	$1.0 billion

Based on our overall interest rate exposure at June 30, 2014, a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under our Credit Facility would change pre-tax earnings by approximately $4.4 million over a twelve-month period. Based on our overall interest rate exposure at July 30, 2014, a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under our Credit Facility would change pre-tax earnings by approximately $1.5 million over a twelve-month period.

Credit Risk

The information about our credit risk for the three and six months ended June 30, 2014 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), as of June 30, 2014. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 21, 2014, MarkWest Liberty Midstream received a Draft Consent Order from the West Virginia Department of Environmental Protection (“WVDEP”) incorporating 16 separate inspections in 2013 of various operations and construction sites with claimed regulatory violations relating to erosion and sediment control measures, the August 2013 NGL pipeline break in Wetzel County and associated issues, pipeline borings and other disparate matters. The Draft Consent Order aggregates those matters and proposes a total aggregate administrative penalty of $115,120 for all of the various alleged claims, as well as the development of an approved remediation plan and certain provisions for approval of pipeline boring plans and other construction related activities in West Virginia going forward. The Partnership believes there are substantial defenses and disputable issues regarding the alleged claims, remedial action plans and the proposed penalty as set forth in the Draft Consent Order and MarkWest Liberty Midstream will be asserting those defenses and issues in discussions with WVDEP.

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

101*

The following financial information from the quarterly report on Form 10-Q of MarkWest Energy Partners, L.P. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: August 6, 2014		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014		/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2014		/s/ PAULA L. ROSSON
Paula L. Rosson
Senior Vice President & Chief Accounting Officer
(Principal Accounting Officer)