Form 10-Q/A
period 2014-06-30
MARKWEST ENERGY PARTNERS L P
filed 2014-10-10
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend Exhibit 32.1 and Exhibit 32.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 6, 2014 (the “Original Form 10-Q”). We have determined that our previously signed Exhibit 32.1 and Exhibit 32.2 contained incorrect dates due to an administrative error.  No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A includes our Original Form 10-Q in its entirety, as amended.  This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction described above.

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

101

The following financial information from the quarterly report on Form 10-Q of MarkWest Energy Partners, L.P. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Changes in Equity and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text (incorporated by reference to the Quarterly Report on Form 10-Q filed August 6, 2014).

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: October 10, 2014		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: October 10, 2014		/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: October 10, 2014		/s/ PAULA L. ROSSON
Paula L. Rosson
Senior Vice President & Chief Accounting Officer
(Principal Accounting Officer)