Form 10-Q
period 2014-09-30
MARKWEST ENERGY PARTNERS L P
filed 2014-11-05
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 29, 2014, the number of the registrant’s common units and Class B units outstanding were 184,036,767 and 11,972,634, respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents ($12,357 and $4,114, respectively)	$98,036	$85,305
Restricted cash	20,000	10,000
Receivables, net ($7,343 and $5,346, respectively)	306,200	281,744
Receivables from unconsolidated affiliates, net ($18 and $0, respectively)	13,946	17,363
Inventories ($6,467 and $2,553, respectively)	64,737	41,363
Fair value of derivative instruments	7,078	11,457
Deferred income taxes	6,552	23,200
Other current assets ($7,149 and $5,527, respectively)	40,040	44,068
Total current assets	556,589	514,500

Property, plant and equipment ($1,241,690 and $1,655,789, respectively)	9,366,999	8,583,767
Less: accumulated depreciation ($40,905 and $33,583, respectively)	(1,159,764)	(890,598)
Total property, plant and equipment, net	8,207,235	7,693,169

Other long-term assets:
Restricted cash	—	10,000
Investment in unconsolidated affiliates ($657,703 and $0, respectively)	754,897	75,627
Intangibles, net of accumulated amortization of $333,690 and $285,732, respectively	825,914	874,792
Goodwill	144,856	144,856
Deferred financing costs, net of accumulated amortization of $29,726 and $25,083, respectively	48,335	52,132
Deferred contract cost, ($0 and $6,591, respectively), net of accumulated amortization of $3,120 and $2,886 ($0), respectively	20,130	26,955
Fair value of derivative instruments	58	505
Other long-term assets ($664 and $658, respectively)	3,551	3,887
Total assets	$10,561,565	$9,396,423

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable ($53,397 and $82,007, respectively)	$400,619	$401,088
Accrued liabilities ($30,426 and $112,029, respectively)	348,229	437,847
Fair value of derivative instruments	10,559	28,838
Payables to unconsolidated affiliates, net ($6,186 and $0, respectively)	7,147	—
Total current liabilities	766,554	867,773

Deferred income taxes	321,247	287,566
Fair value of derivative instruments	23,054	27,763
Long-term debt, net of discounts of $6,379 and $6,929, respectively	3,549,521	3,023,071
Other long-term liabilities	165,424	156,500

Commitments and contingencies (Note 11)
Redeemable non-controlling interest (Note 3)	62,407	235,617

Equity:
Common units (178,025 and 157,766 common units issued and outstanding, respectively)	4,320,229	3,476,295
Class B units (11,973 and 15,964 units issued and outstanding, respectively)	451,519	602,025
Non-controlling interest in consolidated subsidiaries	901,610	719,813
Total equity	5,673,358	4,798,133
Total liabilities and equity	$10,561,565	$9,396,423

Asset and liability amounts in parentheses represent the portion of the condensed consolidated balance attributable to a VIE.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Revenue	$595,257	$450,834	$1,636,819	$1,219,713
Derivative gain (loss)	11,829	(30,318)	1,109	(10,804)
Total revenue	607,086	420,516	1,637,928	1,208,909

Operating expenses:
Purchased product costs	246,801	191,672	674,189	499,588
Derivative (gain) loss related to purchased product costs	(13,564)	20,234	(9,398)	(10,902)
Facility expenses	83,579	77,542	250,829	199,849
Derivative loss related to facility expenses	1,128	2,332	2,905	2,800
Selling, general and administrative expenses	28,860	26,647	91,851	77,388
Depreciation	105,072	76,323	311,079	215,902
Amortization of intangible assets	16,313	16,003	48,256	47,925
(Gain) loss on disposal of property, plant and equipment	(766)	1,840	591	(35,758)
Accretion of asset retirement obligations	168	160	504	669
Total operating expenses	467,591	412,753	1,370,806	997,461

Income from operations	139,495	7,763	267,122	211,448

Other income (expense):
Equity in (loss) earnings from unconsolidated affiliates	(1,555)	896	(2,026)	1,561
Interest expense	(39,448)	(38,889)	(123,823)	(114,180)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,469)	(1,584)	(5,742)	(5,198)
Loss on redemption of debt	—	—	—	(38,455)
Miscellaneous income, net	55	1,531	117	1,748
Income (loss) before provision for income tax	97,078	(30,283)	135,648	56,924

Provision for income tax expense (benefit):
Current	39	(2,344)	365	(10,503)
Deferred	10,991	(7,912)	20,271	23,087
Total provision for income tax	11,030	(10,256)	20,636	12,584

Net income (loss)	86,048	(20,027)	115,012	44,340

Net (income) loss attributable to non-controlling interest	(8,614)	(3,577)	(16,109)	297
Net income (loss) attributable to the Partnership’s unitholders	$77,434	$(23,604)	$98,903	$44,637

Net income (loss) attributable to the Partnership’s common unitholders per common unit:
Basic	$0.43	$(0.17)	$0.58	$0.32
Diluted	$0.41	$(0.17)	$0.54	$0.29

Weighted average number of outstanding common units:
Basic	176,757	142,352	166,792	134,115
Diluted	189,440	142,352	182,105	153,455

Cash distribution declared per common unit	$0.88	$0.84	$2.61	$2.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Units		Class B Units		Non- controlling		Redeemable Non- controlling Interest (Temporary
	Units	Amount	Units	Amount	Interest	Total Equity	Equity)
December 31, 2013	157,766	$3,476,295	15,964	$602,025	$719,813	$4,798,133	$235,617
Issuance of units in public offerings, net of offering costs	16,057	1,054,195	—	—	—	1,054,195	—
Conversion of Class B units to common units	3,991	150,506	(3,991)	(150,506)	—	—	—
Distributions paid	—	(434,654)	—	—	(930)	(435,584)	—
Redeemable non-controlling interest classified as temporary equity	—	—	—	—	173,210	173,210	(173,210)
Elimination of non-controlling interest from deconsolidation of a subsidiary	—	—	—	—	(6,592)	(6,592)	—
Share-based compensation activity	211	5,042	—	—	—	5,042	—
Deferred income tax impact from changes in equity	—	(30,058)	—	—	—	(30,058)	—
Net income	—	98,903	—	—	16,109	115,012	—
September 30, 2014	178,025	$4,320,229	11,973	$451,519	$901,610	$5,673,358	$62,407

	Common Units		Class B Units		Non- controlling		Redeemable Non- controlling Interest (Temporary
	Units	Amount	Units	Amount	Interest	Total Equity	Equity)
December 31, 2012	127,494	$2,097,404	19,954	$752,531	$261,463	$3,111,398	$—
Issuance of units in public offerings, net of offering costs	16,112	1,039,849	—	—	—	1,039,849	—
Conversion of Class B units to common units	3,990	150,506	(3,990)	(150,506)	—	—	—
Distributions paid	—	(333,946)	—	—	(180)	(334,126)	—
Contributions from non-controlling interest	—	—	—	—	685,219	685,219	—
Redeemable non-controlling interest classified as temporary equity	—	—	—	—	(366,238)	(366,238)	366,238
Share-based compensation activity	167	6,697	—	—	—	6,697	—
Excess tax benefits related to share-based compensation	—	650	—	—	—	650	—
Deferred income tax impact from changes in equity	—	(37,346)	—	—	—	(37,346)	—
Net income (loss)	—	44,637	—	—	(297)	44,340	—
September 30, 2013	147,763	$2,968,451	15,964	$602,025	$579,967	$4,150,443	$366,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$115,012	$44,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	311,079	215,902
Amortization of intangible assets	48,256	47,925
Loss on redemption of debt	—	38,455
Amortization of deferred financing costs and debt discount	5,742	5,198
Accretion of asset retirement obligations	504	669
Amortization of deferred contract cost	1,103	234
Phantom unit compensation expense	13,989	11,907
Equity in loss (earnings) from unconsolidated affiliates	2,026	(1,561)
Distributions from unconsolidated affiliates	7,186	4,952
Unrealized (gain) loss on derivative instruments	(18,162)	1,222
Loss (gain) on disposal of property, plant and equipment	591	(35,758)
Deferred income taxes	20,271	23,087
Changes in operating assets and liabilities, net of working capital acquired and deconsolidation:
Receivables	(47,570)	(37,491)
Receivables from unconsolidated affiliates	3,682	—
Inventories	(23,437)	(10,881)
Other current assets	2,094	(4,963)
Accounts payable and accrued liabilities	35,629	29,664
Payables to unconsolidated affiliates	7,147	—
Other long-term assets	218	(21,135)
Other long-term liabilities	10,720	18,893
Net cash provided by operating activities	496,080	330,659

Cash flows from investing activities:
Restricted cash	—	15,500
Capital expenditures	(1,771,900)	(2,176,719)
Investment in unconsolidated affiliates	(205,855)	(8,530)
Proceeds from sale of equity interest in unconsolidated affiliate	341,137	—
Acquisition of business, net of cash acquired	—	(225,210)
Proceeds from disposal of property, plant and equipment	21,573	208,652
Net cash flows used in investing activities	(1,615,045)	(2,186,307)

Cash flows from financing activities:
Proceeds from public equity offerings, net	1,054,195	1,039,849
Proceeds from Credit Facility	2,484,400	—
Payments of Credit Facility	(1,958,500)	—
Proceeds from long-term debt	—	1,000,000
Payments of long-term debt	—	(501,112)
Payments of premiums on redemption of long-term debt	—	(31,516)
Payments for debt issuance costs, deferred financing costs and registration costs	(2,045)	(14,046)
Contributions from non-controlling interest	—	685,219
Payments of SMR liability	(1,823)	(1,661)
Cash paid for taxes related to net settlement of share-based payment awards	(8,947)	(5,212)
Excess tax benefits related to share-based compensation	—	650
Payment of distributions to common unitholders	(434,654)	(333,946)
Payment of distributions to non-controlling interest	(930)	(180)
Net cash flows provided by financing activities	1,131,696	1,838,045

Net increase (decrease) in cash and cash equivalents	12,731	(17,603)
Cash and cash equivalents at beginning of year	85,305	345,756
Cash and cash equivalents at end of period	$98,036	$328,153

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature.  Finally, results for the nine months ended September 30, 2014 are not necessarily indicative of results for the full year 2014 or any other future period.

The Partnership’s unaudited condensed consolidated financial statements include all majority-owned or controlled subsidiaries. In addition, MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), a VIE for which the Partnership has been determined to be the primary beneficiary, is included in the condensed consolidated financial statements (See Note 3 of these Notes to the Condensed Consolidated Financial Statements). All intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”), Ohio Gathering Company L.L.C. (“Ohio Gathering”), MarkWest Utica EMG Condensate L.L.C. (“Utica Condensate”) and Centrahoma Processing, LLC (“Centrahoma”), in which the Partnership exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method.

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

In August 2014, the FASB issued ASU 2014-15 — Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), that provides guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Partnership is in the early stages of evaluating ASU 2014-15 and has not yet determined the impact on the Partnership’s condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

3.  Variable Interest Entity

MarkWest Utica EMG

Effective January 1, 2012, the Partnership and EMG Utica, LLC (“EMG Utica”) (together the “Members”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio.

In February 2013, the Members entered into the Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG (“Amended Utica LLC Agreement”) which replaced the original agreement. Pursuant to the Amended Utica LLC Agreement, the aggregate funding commitment of EMG Utica increased to $950.0 million (the “Minimum EMG Investment”).  EMG Utica was required to fund all capital until the Minimum EMG Investment was satisfied, which occurred in May 2013. After EMG Utica funded the Minimum EMG Investment, the Partnership was required to fund, as needed, 100% of future capital for MarkWest Utica EMG until such time as the aggregate capital that had been contributed by the Members reached $2.0 billion, which is expected to occur in November 2014. After such time, and until such time as the investment balances of the Partnership and EMG Utica are in the ratio of 70% and 30%, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica will have the right, but not the obligation, to fund up to 10% of each capital call for MarkWest Utica EMG, and the Partnership will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, the Partnership and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of September 30, 2014, EMG Utica has contributed $950.0 million and the Partnership has contributed approximately $981.1 million to MarkWest Utica EMG.

Under the Amended Utica LLC Agreement, after EMG Utica has contributed more than $500.0 million to MarkWest Utica EMG and prior to December 31, 2016, EMG Utica’s investment balance will also be increased by a quarterly special non-cash allocation of income (“Preference Amount”) that is based upon the amount of capital contributed by EMG Utica in excess of $500.0 million. No Preference Amount will accrue to EMG Utica’s investment balance after December 31, 2016. EMG Utica received a special non-cash allocation of income of approximately $9.3 million and approximately $27.2 million for the three and nine months ended September 30, 2014, respectively.

If the Partnership’s investment balance does not equal at least 51% of the aggregate investment balances of both Members as of December 31, 2016, then EMG Utica may require the Partnership to purchase membership interests from EMG Utica so that, following the purchase, the Partnership’s investment balance equals 51% of the aggregate investment balances of the Members. The purchase price payable would equal the investment balance associated with the membership interests acquired from EMG Utica. If EMG Utica makes this election, the Partnership would be required to purchase the membership interests on or before March 1, 2017, but effective as of January 1, 2017. The amount of non-controlling interest subject to the redemption option as of September 30, 2014 is reported as Redeemable non-controlling interest in the mezzanine equity section of the Partnership’s Condensed Consolidated Balance Sheets.

Under the Amended Utica LLC Agreement, the Partnership will continue to receive 60% of cash generated by MarkWest Utica EMG that is available for distribution until the earlier of December 31, 2016 and the date on which the Partnership’s investment balance equals 60% of the aggregate investment balances of the Members. After the earlier of those dates, cash generated by MarkWest Utica EMG that is available for distribution will be allocated to the Members in proportion to their respective investment balances.

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

The assets of MarkWest Utica EMG are the property of MarkWest Utica EMG and are not available to the Partnership for any other purpose, including as collateral for its secured debt (See Notes 9 and 15 of these Notes to the Condensed Consolidated Financial Statements). MarkWest Utica EMG’s asset balances can only be used to settle its own obligations. The liabilities of MarkWest Utica EMG do not represent additional claims against the Partnership’s general assets and the creditors or beneficial interest holders of MarkWest Utica EMG do not have recourse to the general credit of the Partnership. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. Other than temporary funding due to the timing of the administrative process associated with capital calls in the beginning of 2013, the Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the nine months ended September 30, 2014 and 2013.

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Prior to June 1, 2014, MarkWest Utica EMG, as the primary beneficiary of a VIE, consolidated Ohio Gathering.  Effective June 1, 2014 (“Summit Investment Date”), Summit Midstream Partners (“Summit”) exercised its option (“Ohio Gathering Option”) and increased its equity ownership (“Summit Equity Ownership”) from less than 1% to approximately 40% through a cash investment of approximately $341.1 million that Ohio Gathering received in 2014.  MarkWest Utica EMG received $336.1 million as a distribution from Ohio Gathering as a result of the exercise of the Ohio Gathering Option.  Summit purchased its initial 1% equity interest and the Ohio Gathering Option from Blackhawk Midstream LLC (“Blackhawk”) in January 2014.  As of the Summit Investment Date, MarkWest Utica EMG was no longer deemed the primary beneficiary due to Summit’s voting rights on significant operating matters obtained as a result of its increased equity ownership in Ohio Gathering. As of the Summit Investment Date, the Partnership accounted for Ohio Gathering as an equity method investment.  As of September 30, 2014, Ohio Gathering’s net assets are reported under the caption Investment in unconsolidated affiliates on the Condensed Consolidated Balance Sheet.

The Partnership accounted for the increase in Summit’s Equity Ownership and the deconsolidation of Ohio Gathering as a partial sale of in-substance real estate.  In conjunction with Summit exercising the Ohio Gathering Option, Summit reimbursed MarkWest Utica EMG $5.0 million and an additional $0.3 million in July 2014 related to a reimbursement of certain costs incurred on behalf of Ohio Gathering and payable to the Partnership.  The Partnership accounted for the cash received of $5.3 million as a (Gain) loss on disposal of property, plant and equipment in the Partnership’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, the Partnership’s condensed consolidated results of operations include the consolidated results of operations of Ohio Gathering through May 31, 2014.  For the period from June 1, 2014 to September 30, 2014, MarkWest Utica EMG has reported its pro rata share of Ohio Gathering’s net loss under the caption Equity in (loss) earnings from unconsolidated affiliates on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.  Ohio Gathering is considered to be a related party.  The Partnership receives engineering and construction and administrative management fee revenue and other direct personnel costs (“Operational Service” revenue) for operating Ohio Gathering.  The September 30, 2014 receivable balance related to Ohio Gathering’s Operational Service revenue was $4.9 million and is reported as Receivables from unconsolidated affiliates, net in the Partnership’s Condensed Consolidated Balance Sheets.  The amount of Operational Service revenue related to Ohio Gathering for the three and nine months ended September 30, 2014 was approximately $6.0 million and $7.0 million, respectively, and is reported as Revenue in the Condensed Consolidated Statements of Operations.

4. Other Equity Interests

Utica Condensate

In December 2013, the Partnership and The Energy & Minerals Group (“EMG”) (together the “Condensate Members”) executed an agreement (“Utica Condensate LLC Agreement”) to form Utica Condensate for the purpose of engaging in wellhead condensate gathering, stabilization, terminalling, storage and marketing in the state of Ohio.

Under the terms of the Utica Condensate LLC Agreement, until September 1, 2014 (the “Condensate Equalization Date”) the Partnership had a 55% equity ownership interest and EMG had a 45% equity ownership interest in Utica Condensate. After the Condensate Equalization Date, each Condensate Member’s equity ownership interest is equal to its investment balance expressed as a percentage of the aggregate investment balance of all Condensate Members. However, both before and after the Condensate Equalization Date, allocations of profits and losses and distributions of available cash are made to the Condensate Members based upon the investment balances of the Condensate Members. The investment balances of the Condensate Members are subject to reduction if, and to the extent that, the Condensate Members received distributions of available cash prior to the Condensate Equalization Date as a result of the exercise of the Ohio Condensate Option by Summit as defined below. EMG was required to provide 100% of the capital funding to Utica Condensate, up to $100 million, until September 1, 2014.  As of that date, the Partnership’s investment balance in Utica Condensate did not equal 55% of the total investment balances of the Condensate Members, and as a result, the Partnership was required to purchase ownership interests for $17.1 million from EMG such that, following the purchase, the Partnership’s investment balance associated with its ownership interest equaled 55%. The $17.1 million purchase price

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

equaled the investment balance associated with the ownership interests so acquired from EMG. If Utica Condensate requires additional capital subsequent to September 1, 2014, each Condensate Member has the right, but not the obligation, to contribute capital in proportion to its ownership interest.

Under the Utica Condensate LLC Agreement, oversight of the business and affairs of Utica Condensate is managed by a board of managers. Prior to September 1, 2014, the board of managers consisted of three managers designated by the Partnership and three managers designated by EMG. Thereafter, the number of managers that each Condensate Member may designate is determined based upon ownership interests. In addition, both the Partnership and EMG have consent rights with respect to certain specified material transactions involving Utica Condensate; therefore, management has concluded that Utica Condensate is under joint control and will be accounted for as an equity method investment.

Ohio Condensate

Utica Condensate’s business is conducted solely through its subsidiary, Ohio Condensate Company L.L.C. (“Ohio Condensate”), which was formed in December 2013 through an agreement executed between Utica Condensate and Blackhawk (“Ohio Condensate LLC Agreement”), in which Utica Condensate and Blackhawk contributed cash in exchange for equity ownership interests of 99% and 1%, respectively. In January 2014, Summit purchased Blackhawk’s less than 1% equity interest and its option to purchase up to an additional equity ownership interest of 40% in Ohio Condensate (“Ohio Condensate Option”).  Effective as of the Summit Investment Date, Summit exercised the Ohio Condensate Option and increased its equity ownership from less than 1% to 40% through a cash investment of approximately $8.6 million.

As of September 30, 2014, Utica Condensate owned 60% of Ohio Condensate.  The Partnership sold approximately $17 million of assets under construction to Utica Condensate in December 2013 and recorded that amount in Receivables from unconsolidated affiliates, net in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2013. The Partnership received the $17 million in the first quarter of 2014 and has recorded the proceeds in the Proceeds from disposal of property, plant and equipment in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.  The amount of Operational Service revenue related to Ohio Condensate for the three and nine months ended September 30, 2014 was approximately $0.8 million and $2.1 million, respectively, and is reported as Revenue in the Condensed Consolidated Statements of Operations.

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

Contemporaneously with the Buffalo Creek Acquisition, Chesapeake agreed to extend a keep-whole processing agreement for natural gas produced in the Appalachia Basin area of the Partnership’s Northeast segment for five additional years, to 2020. The Partnership paid an additional $20.0 million of cash upon closing the Buffalo Creek Acquisition as consideration for the extension and has recorded it as Deferred contract cost in the accompanying Consolidated Balance Sheets. The deferred contract cost is being amortized over the extension term. This $20.0 million is not considered to be part of the purchase price of the Buffalo Creek Acquisition and is excluded from the purchase price allocation table below.

The goodwill recognized from the Buffalo Creek Acquisition results primarily from the Partnership’s ability to grow its business in the liquids-rich gas areas of the Granite Wash and Hogshooter formations in Oklahoma and access additional markets in a

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

competitive environment as a result of securing the gathering and processing rights for a large area of dedicated acreage. All of the goodwill is deductible for tax purposes.

The following table summarizes the purchase price allocation for the Buffalo Creek Acquisition (in thousands):

Assets:
Property, plant and equipment	$144,115
Goodwill	2,682
Intangible asset	84,500
Liabilities:
Accounts payable	(6,087)
Total	$225,210

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

Currently, all of the Partnership’s financial derivative positions are with financial institutions that are syndicated members of the Credit Facility (“syndicated bank group members”). Management conducts a standard credit review on counterparties to derivative

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

contracts. There are no collateral requirements for derivative contracts among the Partnership and any syndicated bank group members. Specifically, the Partnership is not required to post collateral when it enters into derivative contracts with syndicated bank group members, as the syndicated bank group members have a collateral position in substantially all the wholly-owned assets of the Partnership other than MarkWest Liberty Midstream & Resources L.L.C. (“MarkWest Liberty Midstream”) and its subsidiaries. A separate agreement with certain syndicated bank group members allows MarkWest Liberty Midstream to enter into derivative positions without posting cash collateral.  The Partnership uses standardized agreements that allow for offset of certain positive and negative exposures (“master netting arrangements”) in the event of default or other terminating events, including bankruptcy.

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

As of September 30, 2014, the Partnership had the following outstanding commodity contracts that were entered into to manage cash flow risk associated with future sales of NGLs or future purchases of natural gas:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (Bbl)	Short	687,038
Natural Gas (MMBtu)	Long	784,133
NGLs (Gal)	Short	62,815,566

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative (gain) loss related to purchased product costs. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from September 30, 2015 to December 31, 2022 with the producer’s option to extend the agreement for successive five-year terms through December 31, 2032. As of September 30, 2014, the estimated fair value of this contract was a liability of $83.8 million and the recorded value was a liability of $30.3 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2014 (in thousands):

Fair value of commodity contract	$83,791
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of September 30, 2014	$30,284

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Southwest segment through the fourth quarter of 2014. Changes in the fair value of the derivative component of this contract are recorded in Derivative loss related to facility expenses. As of September 30, 2014, the estimated fair value of this contract was an asset of $0.4 million.  This commodity contract has been amended effective December 31, 2014 and will no longer be accounted for as an embedded derivative on a go forward basis.

Financial Statement Impact of Derivative Instruments

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The impact of the Partnership’s derivative instruments on its Condensed Consolidated Balance Sheets is summarized below (in thousands):

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	Assets		Liabilities
Derivative instruments not designated as hedging instruments and their balance sheet location	Fair Value at September 30, 2014	Fair Value at December 31, 2013	Fair Value at September 30, 2014	Fair Value at December 31, 2013
Commodity contracts(1)
Fair value of derivative instruments — current	$7,078	$11,457	$(10,559)	$(28,838)
Fair value of derivative instruments — long-term	58	505	(23,054)	(27,763)
Total	$7,136	$11,962	$(33,613)	$(56,601)

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

	Assets			Liabilities
As of September 30, 2014	Gross Amounts of Assets in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$6,707	$(2,538)	$4,169	$(3,329)	$2,538	$(791)
Embedded derivatives in commodity contracts	371	—	371	(7,230)	—	(7,230)
Total current derivative instruments	7,078	(2,538)	4,540	(10,559)	2,538	(8,021)

Non-current
Commodity contracts	58	—	58	—	—	—
Embedded derivatives in commodity contracts	—	—	—	(23,054)	—	(23,054)
Total non-current derivative instruments	58	—	58	(23,054)	—	(23,054)

Total derivative instruments	$7,136	$(2,538)	$4,598	$(33,613)	$2,538	$(31,075)

	Assets			Liabilities
As of December 31, 2013	Gross Amounts of Assets in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$8,181	$(7,017)	$1,164	$(18,293)	$7,017	$(11,276)
Embedded derivatives in commodity contracts	3,276	—	3,276	(10,545)	—	(10,545)
Total current derivative instruments	11,457	(7,017)	4,440	(28,838)	7,017	(21,821)

Non-current
Commodity contracts	505	—	505	—	—	—
Embedded derivatives in commodity contracts	—	—	—	(27,763)	—	(27,763)
Total non-current derivative instruments	505	—	505	(27,763)	—	(27,763)

Total derivative instruments	$11,962	$(7,017)	$4,945	$(56,601)	$7,017	$(49,584)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

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

The impact of the Partnership’s derivative instruments on its Condensed Consolidated Statements of Operations is summarized below (in thousands):

Derivative contracts not designated as hedging instruments and the location of	Three months ended September 30,		Nine months ended September 30,
gain or (loss) recognized in income	2014	2013	2014	2013
Revenue: Derivative gain (loss)
Realized (loss) gain	$(254)	$(3,631)	$(9,635)	$3,356
Unrealized gain (loss)	12,083	(26,687)	10,744	(14,160)
Total revenue: derivative gain (loss)	11,829	(30,318)	1,109	(10,804)

Derivative gain (loss) related to purchased product costs
Realized loss	(667)	(1,711)	(925)	(4,836)
Unrealized gain (loss)	14,231	(18,523)	10,323	15,738
Total derivative gain (loss) related to purchased product costs	13,564	(20,234)	9,398	10,902

Derivative loss related to facility expenses
Unrealized loss	(1,128)	(2,332)	(2,905)	(2,800)
Total gain (loss)	$24,265	$(52,884)	$7,602	$(2,702)

7. Fair Value

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions discussed in Note 6. Money market funds, which are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets, are measured at fair value and are included in Level 1 measurements of the valuation hierarchy. The following table presents the derivative instruments carried at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$1,118	$(836)
Significant unobservable inputs (Level 3)
Commodity contracts	5,647	(2,493)
Embedded derivatives in commodity contracts	371	(30,284)
Total carrying value in Condensed Consolidated Balance Sheets	$7,136	$(33,613)

As of December 31, 2013	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$544	$(4,691)
Significant unobservable inputs (Level 3)
Commodity contracts	8,142	(13,602)
Embedded derivatives in commodity contracts	3,276	(38,308)
Total carrying value in Condensed Consolidated Balance Sheets	$11,962	$(56,601)

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of September 30, 2014. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period

Commodity contracts	Assets	Forward propane prices (per gallon)	$ 1.02 - $1.06	Oct. 2014 – Mar. 2015

		Forward isobutane prices (per gallon)	$ 1.23 - $1.24	Oct. 2014 – Dec. 2014

		Forward normal butane prices (per gallon)	$ 1.20 - $1.21	Oct. 2014 – Dec. 2014

		Forward natural gasoline prices (per gallon)	$ 1.94 - $1.95	Oct. 2014 – Dec. 2014

		Crude option volatilities (%)	11.03% - 18.53%	Oct. 2014 – Dec. 2014

		Propane option volatilities (%)	16.74% - 20.05%	Jan. 2015 – Mar. 2015

	Liabilities	Forward propane prices (per gallon)	$ 1.04 - $1.05	Oct. 2014 – Dec. 2014

		Forward isobutane prices (per gallon)	$ 1.23 - $1.24	Oct. 2014 – Dec. 2014

		Forward normal butane prices (per gallon)	$ 1.20 - $1.21	Oct. 2014 – Dec. 2014

Embedded derivatives in commodity contracts	Asset	ERCOT Pricing (per MegaWatt Hour) (1)	$ 35.16 - $35.64	Oct. 2014 – Dec. 2014

Embedded derivatives in commodity contracts	Liability	Forward propane prices (per gallon)	$ 0.99 - $1.06	Oct. 2014 – Dec. 2022

		Forward isobutane prices (per gallon)	$ 1.17 - $1.26	Oct. 2014 – Dec. 2022

		Forward normal butane prices (per gallon)	$ 1.09 - $1.21	Oct. 2014 – Dec. 2022

		Forward natural gasoline prices (per gallon)	$ 1.74 - $1.95	Oct. 2014 – Dec. 2022

		Forward natural gas prices (per MMBtu) (2)	$ 3.72 - $4.61	Oct. 2014 – Dec. 2022

		Probability of renewal (3)	0%

(1)         The forward ERCOT prices utilized in the valuations are generally increasing over time with a seasonal spike in pricing in the summer months.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(2)         Natural gas prices used in the valuations are generally at the lower end of the range in the early years and increase over time.

(3)         The producer counterparty to the embedded derivative has the option to renew the gas purchase agreement and the related keep-whole processing agreement for two successive five-year terms after 2022. The embedded gas purchase agreement cannot be renewed without the renewal of the related keep-whole processing agreement. Due to the significant number of years until the renewal options are exercisable and the high level of uncertainty regarding the counterparty’s future business strategy, the future commodity price environment and the future competitive environment for midstream services in the Appalachia area, management determined that a 0% probability of renewal is an appropriate assumption.

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

Level 3 Valuation Process

The Partnership’s Risk Management Department (the “Risk Department”) reports to the Chief Financial Officer and is responsible for the valuation of the Partnership’s commodity derivative contracts and embedded derivatives in commodity contracts and for the oversight of the Partnership’s commodity risk management program. The members of the Risk Department have the requisite experience, knowledge and day-to-day involvement in the energy commodity markets to ensure appropriate valuations and understand the changes in the valuations from period to period. The valuations of the Level 3 commodity derivative contracts are performed by a third-party pricing service and reviewed and validated on a quarterly basis by the Risk Department by comparing the pricing and option volatilities to actual market data and/or data provided by at least one other independent third-party pricing service. The valuations for the embedded derivatives in commodity contracts are completed by the Risk Department utilizing the market data and price curves provided by the third-party pricing service. For the embedded derivative in the keep-whole processing arrangement discussed in Note 6, the Risk Department must develop forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. As of September 30, 2014, the Risk Department utilized internally developed price curves for the period of January 2015 through December 2022 in the valuation of the embedded derivative in the keep-whole processing arrangement. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Changes in Level 3 Fair Value Measurements

The table below includes a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2014 and 2013 for net assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands):

	Three months ended September 30, 2014
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2,092)	$(42,831)
Total loss (realized and unrealized) included in earnings (1)	5,626	10,715
Settlements	(380)	2,203
Fair value at end of period	$3,154	$(29,913)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$4,109	$11,609

	Three months ended September 30, 2013
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$26,378	$(2,403)
Total gain (realized and unrealized) included in earnings (1)	(24,269)	(24,786)
Settlements	834	2,085
Fair value at end of period	$2,943	$(25,104)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(20,250)	$(22,742)

	Nine months ended September 30, 2014
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(5,460)	$(35,032)
Total loss (realized and unrealized) included in earnings (1)	1,387	(1,352)
Settlements	7,227	6,471
Fair value at end of period	$3,154	$(29,913)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$3,926	$716

	Nine months ended September 30, 2013
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$12,449	$(33,957)
Total gain (realized and unrealized) included in earnings (1)	(4,050)	2,206
Settlements	(5,456)	6,647
Fair value at end of period	$2,943	$(25,104)

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$(5,656)	$3,883

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(1)                                Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Revenue: Derivative gain (loss). Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative (gain) loss related to purchased product costs, Facility expenses and Derivative loss related to facility expenses.

8. Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
NGLs	$39,651	$21,131
Line fill	10,202	7,960
Spare parts, materials and supplies	14,884	12,272
Total inventories	$64,737	$41,363

9. Long-Term Debt

Debt is summarized below (in thousands):

	September 30, 2014	December 31, 2013
Credit Facility
Credit Facility, variable interest, due March 2019 (1)	$525,900	$—

Senior Notes (2)
2020 Senior Notes, 6.75% interest, issued November 2010 and due November 2020	500,000	500,000
2021 Senior Notes, 6.5% interest, net of discount of $428 and $474, respectively, issued February and March 2011 and due August 2021	324,572	324,526
2022 Senior Notes, 6.25% interest, issued October 2011 and due September 2022	455,000	455,000
2023A Senior Notes, 5.5% interest, net of discount of $5,951 and $6,455, respectively, issued August 2012 and due February 2023	744,049	743,545
2023B Senior Notes, 4.5% interest, issued January 2013 and due July 2023	1,000,000	1,000,000
Total long-term debt	$3,549,521	$3,023,071

(1)         Applicable interest rate was 2.4% for $250.0 million and 4.5% for $275.9 million at September 30, 2014.  The carrying amount of the Credit Facility approximates fair value due to the short-term and variable nature of the borrowings.  The fair value of the Partnership’s Credit Facility is considered a Level 2 measurement.

(2)         The estimated aggregate fair value of the senior notes (collectively, the “Senior Notes”) was approximately $3,102 million and $3,079 million as of September 30, 2014 and December 31, 2013, respectively, based on quoted prices in an inactive market. The fair value of the Partnership’s Senior Notes is considered a Level 2 measurement.

Credit Facility

On March 20, 2014, the Partnership amended the Credit Facility to increase total borrowing capacity to $1.3 billion, extend the maturity by approximately 18 months to March 20, 2019, amend the pricing terms, expand the existing accordion option from $250 million to $500 million and provide the Partnership with the right to release the collateral securing the Credit Facility.  The right to release collateral will occur once the Partnership’s long-term, senior unsecured debt (“Index Debt”) has received an investment grade rating from Standard & Poor’s equal to or more favorable than BBB- (stable) and from Moody’s equal to or more favorable than Baa3 (stable) and the Partnership’s Total Leverage Ratio (as defined in the Credit Facility) is not greater than 5.00 to 1.00 (“Collateral Release Date”). The Partnership incurred approximately $2.0 million of deferred financing costs associated with modifications of the Credit Facility during the nine months ended September 30, 2014.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The borrowings under the Credit Facility bear interest at a variable interest rate, plus a margin. The variable interest rate is based either on the London interbank market rate (“LIBO Rate Loans”) or the higher of (a) the prime rate set by the Credit Facility’s administrative agent, (b) the Federal Funds Rate plus 0.50% and (c) the rate for LIBO Rate Loans for a one month interest period plus 1% (“Alternate Base Rate Loans”). Prior to the Collateral Release Date, the margin is determined by the Partnership’s Total Leverage Ratio, ranging from 0.5% to 1.5% for Alternate Base Rate Loans and from 1.5% to 2.5% for LIBO Rate Loans. After the Collateral Release Date, the margin is determined by the credit rating for the Partnership’s Index Debt issued by Moody’s and Standard & Poor’s, ranging from 0.125% to 1% for Alternate Base Rate Loans and from 1.125% to 2% for LIBO Rate Loans.  The Partnership may utilize up to $150.0 million of the Credit Facility for the issuance of letters of credit and $10.0 million for shorter-term swingline loans.

Under the provisions of the Credit Facility and indentures, the Partnership is subject to a number of restrictions and covenants. The Credit Facility and indentures place limits on the ability of the Partnership and its restricted subsidiaries to incur additional indebtedness; declare or pay dividends or distributions or redeem, repurchase or retire equity interests or subordinated indebtedness; make investments; incur liens; create any consensual limitation on the ability of the Partnership’s restricted subsidiaries to pay dividends or distributions, make loans or transfer property to the Partnership; engage in transactions with the Partnership’s affiliates; sell assets, including equity interests of the Partnership’s subsidiaries; make any payment on or with respect to or purchase, redeem, defease or otherwise acquire or retire for value any subordinated obligation or guarantor subordination obligation (except principal and interest at maturity); and consolidate, merge or transfer assets. The Credit Facility also limits the Partnership’s ability to enter into transactions with parties that require margin collateral under certain derivative instruments. Under the Credit Facility, neither the Partnership nor the bank can require margin collateral for outstanding derivative positions.

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

Under the provisions of the Credit Facility, the Partnership is subject to a number of restrictions and covenants. The Credit Facility is guaranteed by the Partnership’s 100% owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries, and collateralized by substantially all of the Partnership’s assets and those of its 100% owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries. As of September 30, 2014, the Partnership had $525.9 million borrowings outstanding and approximately $11.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $762.8 million of unused capacity all of which was available for borrowing based on financial covenant requirements.  Additionally, the full amount of unused capacity is available for borrowing on a short-term basis to provide financial flexibility within a given fiscal quarter.

10. Equity

Equity Offerings

The Partnership’s public equity offerings for the nine months ended September 30, 2014 are summarized in the table below (in millions).

	Three months ended March 31, 2014		Three months ended June 30, 2014		Three months ended September 30, 2014		Nine months ended September 30, 2014
	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds
September 2013 ATM (1)	4.2	$272	—	$—	—	$—	4.2	$272
March 2014 ATM (2)	—	—	7.0	440	4.9	342	11.9	782
Total	4.2	$272	7.0	$440	4.9	$342	16.1	$1,054

(1)         On September 5, 2013, the Partnership entered into an Equity Distribution Agreement with a financial institution (the “2013 Manager”) that established an At the Market offering program (the “September 2013 ATM”) pursuant to which the Partnership sold from time to time through the 2013 Manager as its sales agent, common units representing limited partner interests having an aggregate offering price of up to $1 billion. During the nine months ended September 30, 2014, the Partnership incurred approximately $4 million in manager fees and other third-party expenses.  The proceeds

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

from sales were used to fund capital expenditures and for general Partnership purposes. The Partnership completed the September 2013 ATM on March 31, 2014.

(2)         On March 11, 2014, the Partnership entered into an Equity Distribution Agreement with financial institutions (the “2014 Managers”) that established an At the Market offering program (the “March 2014 ATM”) pursuant to which the Partnership sold from time to time through the 2014 Managers, as its sales agents, common units having an aggregate offering price of up to $1.2 billion.  During the three and nine months ended September 30, 2014, the Partnership incurred approximately $2 million and approximately $5 million, respectively, in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes.  The Partnership completed the March 2014 ATM in October 2014.

All of the Partnership’s Class B units were issued to and are held by M&R MWE Liberty, LLC, an affiliate of EMG, as part of the Partnership’s December 31, 2011 acquisition of the non-controlling interest in MarkWest Liberty Midstream. Approximately four million Class B units converted to common units on July 1, 2014.  The remaining Class B units will convert to common units on a one-for-one basis in three equal installments beginning on July 1, 2015 and each of the next two anniversaries of such date.  M&R MWE Liberty, LLC may sell common units that it received on July 1, 2014 as part of its participation in future ATM programs.

Distributions of Available Cash and Range of Unit Prices

	Common Unit Price		Distribution Per Common
Quarter Ended	High	Low	Unit	Declaration Date	Record Date	Payment Date
September 30, 2014	$80.79	$67.70	$0.89	October 22, 2014	November 5, 2014	November 14, 2014
June 30, 2014	$71.88	$58.62	$0.88	July 24, 2014	August 5, 2014	August 14, 2014
March 31, 2014	$73.42	$61.60	$0.87	April 22, 2014	May 7, 2014	May 15, 2014
December 31, 2013	$75.79	$62.56	$0.86	January 22, 2014	February 6, 2014	February 14, 2014

11. Commitments and Contingencies

Legal

The Partnership is subject to a variety of risks and disputes and is a party to various legal proceedings in the normal course of its business. The Partnership maintains insurance policies in amounts and with coverage and deductibles that it believes are reasonable and prudent. However, the Partnership cannot assure that the insurance companies will promptly honor their policy obligations or that the coverage or levels of insurance will be adequate to protect the Partnership from all material expenses related to future claims for property loss or business interruption to the Partnership, or for third-party claims of personal injury and property damage, or that the coverage or levels of insurance it currently has will be available in the future at economical prices. The Partnership may also be a party to disputes and proceedings that are not subject to insurance coverage, and in such cases, the Partnership may incur costs and liabilities that could be material.  While it is not possible to predict the outcome of the legal actions with certainty, management is of the opinion that appropriate provisions and accruals associated with all legal actions have been made in the accompanying Condensed Consolidated Financial Statements and that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition, liquidity or results of operations.

Contract Contingencies

Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants and NGL pipelines and contain certain fees and concessions if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2014, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones or that force majeure does not apply or that such fees or concessions will otherwise apply.

Insurance Contingencies

As of September 30, 2014, the Partnership recognized an insurance receivable of approximately $6.1 million related to damages incurred as a result of a portion of a NGL pipeline slip in Wetzel County, West Virginia in August 2013 (“Wetzel County

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Slips”).  In October 2014, the Partnership settled the claims made for the Wetzel County Slips and as a result the Partnership will recognize approximately $9.7 million of income in the quarter ended December 31, 2014.

12. Income Taxes

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate to income before provision for income tax for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Nine months ended September 30, 2014
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$25,973	$110,156	$(481)	$135,648
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	9,091	—	—	9,091
Permanent items	32	—	—	32
State income taxes net of federal benefit	652	1,037	—	1,689
Federal and state tax rate change	4,250	—	—	4,250
Provision on income from Class A units (1)	5,574	—	—	5,574
Provision for income tax	$19,599	$1,037	$—	$20,636

	Nine months ended September 30, 2013
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$25,480	$40,223	$(8,779)	$56,924
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	8,918	—	—	8,918
Permanent items	25	—	—	25
State income taxes net of federal benefit	511	154	—	665
Provision on income from Class A units (1)	2,976	—	—	2,976
Provision for income tax	$12,430	$154	$—	$12,584

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

13. Earnings Per Common Unit

The following table shows the computation of basic and diluted net income per common unit for the three and nine months ended September 30, 2014 and 2013, and the weighted-average units used to compute basic and diluted net income per common unit (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to the Partnership’s unitholders	$77,434	$(23,604)	$98,903	$44,637
Less: Income allocable to phantom units	560	618	1,656	1,718
Income (loss) available for common unitholders - basic	76,874	(24,222)	97,247	42,919
Add: Income allocable to phantom units and DER expense	583	—	1,724	1,774
Income (loss) available for common unitholders - diluted	$77,457	$(24,222)	$98,971	$44,693

Weighted average common units outstanding - basic	176,757	142,352	166,792	134,115
Potential common shares (Class B and phantom units) (1)	12,683	—	15,313	19,340
Weighted average common units outstanding - diluted	189,440	142,352	182,105	153,455

Net income (loss) attributable to the Partnership’s common unitholders per common unit (2)
Basic	$0.43	$(0.17)	$0.58	$0.32
Diluted	$0.41	$(0.17)	$0.54	$0.29

(1)         For the three month period ended September 30, 2013, 16,760 units were excluded from the calculation of diluted units because the impact was anti-dilutive.

(2)         Earnings per Class B units equals zero as Class B unitholders are not entitled to receive distributions and therefore no income is allocable to Class B units under the two class method.

14. Segment Information

The Partnership prepares segment information in accordance with GAAP. However, certain items below Income from operations in the accompanying Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual segments. Management does not consider these items allocable to or controllable by any individual segment and therefore excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. As disclosed in Note 3 of these Notes to the Condensed Consolidated Financial Statements, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of September 30, 2014 and results of operations are reported under the equity method of accounting as of September 30, 2014 and for the four months ended September 30, 2014, respectively. However, the Partnership’s Chief Executive Officer and “chief operating decision maker” continues to view the Utica Segment inclusive of Ohio Gathering, and review its financial information as if it were still consolidated.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments for the three months ended September 30, 2014 and 2013 for the reported segments (in thousands):

Three months ended September 30, 2014:

	Marcellus	Utica	Northeast	Southwest	Elimination (1)	Total

Segment revenue	$230,241	$47,520	$52,120	$276,666	$(1,298)	$605,249
Segment purchased product costs	57,569	11,023	18,350	159,964	—	246,906
Net operating margin	172,672	36,497	33,770	116,702	(1,298)	358,343
Segment facility expenses	36,171	14,150	9,515	32,267	(1,298)	90,805
Segment portion of operating income attributable to non-controlling interests	—	10,616	—	5	—	10,621
Operating income before items not allocated to segments	$136,501	$11,731	$24,255	$84,430	$—	$256,917

Three months ended September 30, 2013:

	Marcellus	Utica	Northeast	Southwest	Total
Segment revenue	$147,290	$8,373	$48,829	$247,885	$452,377
Segment purchased product costs	36,995	—	15,330	139,347	191,672
Net operating margin	110,295	8,373	33,499	108,538	260,705
Segment facility expenses	29,621	9,858	7,359	32,559	79,397
Segment portion of operating (loss) income attributable to non-controlling interests	—	(599)	—	40	(559)
Operating income (loss) before items not allocated to segments	$80,674	$(886)	$26,140	$75,939	$181,867

(1)         Amounts represent revenues and expenses associated with the Northeast segment fractionation completed on behalf of the Marcellus segment.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income (loss) before provision for income tax for the three months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,
	2014	2013
Total segment revenue	$605,249	$452,377
Derivative gain (loss) not allocated to segments	11,829	(30,318)
Revenue adjustment for unconsolidated affiliate (1)	(15,463)	—
Revenue deferral adjustment and other (2)	5,471	(1,543)
Total revenue	$607,086	$420,516

Operating income before items not allocated to segments	$256,917	$181,867
Portion of operating income (loss) attributable to non-controlling interests	6,065	(559)
Derivative gain (loss) not allocated to segments	24,265	(52,884)
Revenue adjustment for unconsolidated affiliate (1)	(15,463)	—
Revenue deferral adjustment and other (2)	5,471	(1,543)
Compensation expense included in facility expenses not allocated to segments	(801)	(833)
Facility expense and purchased product cost adjustments for unconsolidated affiliate (3)	5,444	—
Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate (4)	4,556	—
Facility expense adjustments (5)	2,688	2,688
Selling, general and administrative expenses	(28,860)	(26,647)
Depreciation	(105,072)	(76,323)
Amortization of intangible assets	(16,313)	(16,003)
Gain (loss) on disposal of property, plant and equipment	766	(1,840)
Accretion of asset retirement obligations	(168)	(160)
Income from operations	139,495	7,763
Equity in (loss) earnings from unconsolidated affiliates	(1,555)	896
Interest expense	(39,448)	(38,889)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,469)	(1,584)
Miscellaneous income, net	55	1,531
Income (loss) before provision for income tax	$97,078	$(30,283)

(1)         Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenue for the three months ended September 30, 2014 (See note above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(2)         Revenue deferral amount relates primarily to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended September 30, 2014, approximately $0.2 million and $1.5 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. In comparison, for the three months ended September 30, 2013, approximately $0.2 million and $1.5 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes. Other consists of Operational Service revenues from unconsolidated affiliates of $7.2 million for the three months ended September 30, 2014 compared to $0.2 million for three months ended September 30, 2013.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(3)         Facility expense and purchased product cost adjustments for unconsolidated affiliate consist of the facility expenses and purchased product costs related to Ohio Gathering for the three months ended September 30, 2014 (See note (1) above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(4)         Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate amount relates to Summit’s portion of Ohio Gathering’s operating income, which is included in segment operating income calculation as if Ohio Gathering is consolidated (See note (1) above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(5)         Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments, and capital expenditures for the nine months ended September 30, 2014 and 2013 for the reported segments (in thousands):

Nine months ended September 30, 2014:

	Marcellus	Utica (1)	Northeast	Southwest	Elimination (2)	Total

Segment revenue	$589,134	$102,112	$157,150	$807,136	$(3,769)	$1,651,763
Segment purchased product costs	131,569	22,511	53,974	466,276	—	674,330
Net operating margin	457,565	79,601	103,176	340,860	(3,769)	977,433
Segment facility expenses	105,399	38,176	25,138	99,143	(3,769)	264,087
Segment portion of operating income attributable to non-controlling interests	—	18,439	—	10	—	18,449
Operating income before items not allocated to segments	$352,166	$22,986	$78,038	$241,707	$—	$694,897

Capital expenditures	$1,098,597	$739,389	$928	$108,196	$—	$1,947,110
Capital expenditures for Ohio Gathering after deconsolidation (1)						(188,178)
Capital expenditures not allocated to segments						12,968
Total capital expenditures						$1,771,900

Nine months ended September 30, 2013:

	Marcellus	Utica	Northeast	Southwest	Total
Segment revenue	$375,844	$12,590	$151,530	$684,093	$1,224,057
Segment purchased product costs	72,781	—	50,118	376,689	499,588
Net operating margin	303,063	12,590	101,412	307,404	724,469
Segment facility expenses	74,529	20,232	20,538	91,027	206,326
Segment portion of operating (loss) income attributable to non-controlling interests	—	(3,081)	—	157	(2,924)
Operating income (loss) before items not allocated to segments	$228,534	$(4,561)	$80,874	$216,220	$521,067

Capital expenditures	$1,097,440	$961,538	$3,418	$108,440	$2,170,836
Capital expenditures not allocated to segments					5,883
Total capital expenditures					$2,176,719

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(1)         As disclosed in Note 3, Ohio Gathering was deconsolidated effective June 1, 2014, and its financial position as of September 30, 2014 and results of operations are reported under the equity method of accounting as of September 30, 2014 and for the four months ended September 30, 2014, respectively. However, the Partnership’s Chief Executive Officer and “chief operating decision maker” continue to view the Utica Segment inclusive of Ohio Gathering, and review its financial information as if they are still combined. The Utica segment includes $188 million related to Ohio Gathering capital expenditures after deconsolidation on June 1, 2014 (See Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(2)         Amounts represent revenues and expenses associated with the Northeast segment fractionation completed on behalf of the Marcellus segment.

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Total segment revenue	$1,651,763	$1,224,057
Derivative gain (loss) not allocated to segments	1,109	(10,804)
Revenue adjustment for unconsolidated affiliate (1)	(19,296)	—
Revenue deferral adjustment and other (2)	4,352	(4,344)
Total revenue	$1,637,928	$1,208,909

Operating income before items not allocated to segments	$694,897	$521,067
Portion of operating income (loss) attributable to non-controlling interests	13,384	(2,924)
Derivative gain (loss) not allocated to segments	7,602	(2,702)
Revenue adjustment for unconsolidated affiliate (1)	(19,296)	—
Revenue deferral adjustment and other (2)	4,352	(4,344)
Compensation expense included in facility expenses not allocated to segments	(2,707)	(1,587)
Facility expense and purchased product cost adjustments for unconsolidated affiliate (3)	8,042	—
Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate (4)	5,065	—
Facility expense adjustments (5)	8,064	8,064
Selling, general and administrative expenses	(91,851)	(77,388)
Depreciation	(311,079)	(215,902)
Amortization of intangible assets	(48,256)	(47,925)
(Loss) gain on disposal of property, plant and equipment	(591)	35,758
Accretion of asset retirement obligations	(504)	(669)
Income from operations	267,122	211,448
Equity in (loss) earnings from unconsolidated affiliates	(2,026)	1,561
Interest expense	(123,823)	(114,180)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(5,742)	(5,198)
Loss on redemption of debt	—	(38,455)
Miscellaneous income, net	117	1,748
Income before provision for income tax	$135,648	$56,924

(1)         Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenue for the four months ended September 30, 2014 (See note (1) above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(2)         Revenue deferral amount relates primarily to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the nine months ended September 30, 2014, approximately $0.6 million and $4.9 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. In comparison, for the nine months ended September 30, 2013, approximately $0.6 million and $4.5 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Beginning in 2015, the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes. Other consists of Operational Service revenues from unconsolidated affiliates of $9.9 million for the nine months ended September 30, 2014 compared to $0.8 million for nine months ended September 30, 2013.

(3)         Facility expense and purchased product cost adjustments for unconsolidated affiliate consist of the facility expenses and purchased product costs related to Ohio Gathering for the four months ended September 30, 2014 (See note (1) above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(4)         Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate amount relates to Summit’s proportionate share of Ohio Gathering’s operating income, which is included in segment operating income calculation as if Ohio Gathering is consolidated (See note (1) above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(5)         Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

The table below presents information about segment assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Marcellus	$5,511,796	$4,529,028
Utica (1)	1,888,732	1,646,995
Northeast	558,104	572,855
Southwest	2,394,085	2,389,057
Total segment assets	10,352,717	9,137,935
Assets not allocated to segments:
Certain cash and cash equivalents	—	63,086
Fair value of derivatives	7,136	11,962
Investment in unconsolidated affiliates	107,712	75,627
Other (2)	94,000	107,813
Total assets	$10,561,565	$9,396,423

(1)                                 The September 30, 2014 amount excludes assets related to Ohio Gathering, which was deconsolidated on June 1, 2014 and reported as an equity investment as of September 30, 2014 (See note above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).  This amount includes Utica’s investment in Ohio Gathering.

(2)                                 Includes corporate fixed assets, deferred financing costs, income tax receivable, receivables and other corporate assets not allocated to segments.

15. Supplemental Condensed Consolidating Financial Information

MarkWest Energy Partners L.P. has no significant operations independent of its subsidiaries. As of September 30, 2014, the Partnership’s obligations under the outstanding Senior Notes (See Note 9 of these Notes to the Condensed Consolidated Financial Statements) were fully, jointly and severally guaranteed, by all of the subsidiaries that are owned 100% by the Partnership, other than MarkWest Liberty Midstream and its subsidiaries. The guarantees are unconditional except for certain customary circumstances in which a subsidiary would be released from the guarantee under the indentures (See Note 16 to the Consolidated Financial Statements included in Item 8 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of these circumstances). Subsidiaries that are not 100% owned by the Partnership do not guarantee the Senior Notes. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting. The co-issuer, MarkWest Energy Finance Corporation,

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

has no independent assets or operations. Condensed consolidating financial information for the Partnership and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$98,036	$—	$98,036
Restricted cash	—	—	20,000	—	20,000
Receivables and other current assets	11,384	284,123	122,022	—	417,529
Receivables from unconsolidated affiliates, net	18	7,054	6,874	—	13,946
Intercompany receivables	2,208,915	13,380	221,279	(2,443,574)	—
Fair value of derivative instruments	—	5,291	1,787	—	7,078
Total current assets	2,220,317	309,848	469,998	(2,443,574)	556,589
Total property, plant and equipment, net	9,128	2,135,740	6,114,724	(52,357)	8,207,235
Other long-term assets:
Investment in unconsolidated affiliates	—	82,731	682,685	(10,519)	754,897
Investment in consolidated affiliates	5,923,194	5,973,411	—	(11,896,605)	—
Intangibles, net of accumulated amortization	—	559,113	266,801	—	825,914
Fair value of derivative instruments	—	58	—	—	58
Intercompany notes receivable	160,600	—	—	(160,600)	—
Other long-term assets	48,316	91,961	76,595	—	216,872
Total assets	$8,361,555	$9,152,862	$7,610,803	$(14,563,655)	$10,561,565
LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$85	$2,349,486	$94,003	$(2,443,574)	$—
Fair value of derivative instruments	—	10,475	84	—	10,559
Payables to unconsolidated affiliates	—	26	7,121	—	7,147
Other current liabilities	63,591	219,122	468,464	(2,329)	748,848
Total current liabilities	63,676	2,579,109	569,672	(2,445,903)	766,554
Deferred income taxes	4,444	316,803	—	—	321,247
Long-term intercompany financing payable	—	160,600	95,688	(256,288)	—
Fair value of derivative instruments	—	23,054	—	—	23,054
Long-term debt, net of discounts	3,549,521	—	—	—	3,549,521
Other long-term liabilities	7,307	150,102	8,015	—	165,424
Redeemable non-controlling interest	—	—	—	62,407	62,407
Equity:
Common Units	4,285,088	5,923,194	6,937,428	(12,825,481)	4,320,229
Class B Units	451,519	—	—	—	451,519
Non-controlling interest in consolidated subsidiaries	—	—	—	901,610	901,610
Total equity	4,736,607	5,923,194	6,937,428	(11,923,871)	5,673,358
Total liabilities and equity	$8,361,555	$9,152,862	$7,610,803	$(14,563,655)	$10,561,565

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	As of December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$224	$79,363	$5,718	$—	$85,305
Restricted cash	—	—	10,000	—	10,000
Receivables and other current assets	6,248	266,610	117,517	—	390,375
Receivables from unconsolidated affiliates, net		—	17,363	—	17,363
Intercompany receivables	1,194,955	78,010	125,115	(1,398,080)	—
Fair value of derivative instruments	—	10,444	1,013	—	11,457
Total current assets	1,201,427	434,427	276,726	(1,398,080)	514,500
Total property, plant and equipment, net	5,379	2,149,845	5,622,602	(84,657)	7,693,169
Other long-term assets:
Restricted cash	—	—	10,000	—	10,000
Investment in unconsolidated affiliates	—	75,627	—	—	75,627
Investment in consolidated affiliates	5,741,374	4,541,617	—	(10,282,991)	—
Intangibles, net of accumulated amortization	—	595,995	278,797	—	874,792
Fair value of derivative instruments	—	505	—	—	505
Intercompany notes receivable	151,200	—	—	(151,200)	—
Other long-term assets	52,338	92,276	83,216	—	227,830
Total assets	$7,151,718	$7,890,292	$6,271,341	$(11,916,928)	$9,396,423
LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$—	$1,315,707	$82,373	$(1,398,080)	$—
Fair value of derivative instruments	—	26,382	2,456	—	28,838
Other current liabilities	58,110	199,146	583,810	(2,131)	838,935
Total current liabilities	58,110	1,541,235	668,639	(1,400,211)	867,773
Deferred income taxes	3,407	284,159	—	—	287,566
Long-term intercompany financing payable	—	151,200	97,461	(248,661)	—
Fair value of derivative instruments	—	27,763	—	—	27,763
Long-term debt, net of discounts	3,023,071	—	—	—	3,023,071
Other long-term liabilities	3,745	144,561	8,194	—	156,500
Redeemable non-controlling interest	—	—	—	235,617	235,617
Equity:
Common Units	3,461,360	5,741,374	5,497,047	(11,223,486)	3,476,295
Class B Units	602,025	—	—	—	602,025
Non-controlling interest in consolidated subsidiaries	—	—	—	719,813	719,813
Total equity	4,063,385	5,741,374	5,497,047	(10,503,673)	4,798,133
Total liabilities and equity	$7,151,718	$7,890,292	$6,271,341	$(11,916,928)	$9,396,423

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statements of Operations

	Three months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$350,863	$263,079	$(6,856)	$607,086
Operating expenses:
Purchased product costs	—	164,624	68,613	—	233,237
Facility expenses	—	40,467	43,217	1,023	84,707
Selling, general and administrative expenses	11,552	12,599	8,667	(3,958)	28,860
Depreciation and amortization	289	50,042	71,976	(922)	121,385
Other operating expenses (income)	—	213	(811)	—	(598)
Total operating expenses	11,841	267,945	191,662	(3,857)	467,591

(Loss) income from operations	(11,841)	82,918	71,417	(2,999)	139,495

Earnings from consolidated affiliates	124,152	57,046	—	(181,198)	—
Other expense, net	(41,704)	(5,411)	(5,757)	10,455	(42,417)
Income before provision for income tax	70,607	134,553	65,660	(173,742)	97,078
Provision for income tax expense	629	10,401	—	—	11,030
Net income	69,978	124,152	65,660	(173,742)	86,048
Net income attributable to non-controlling interest	—	—	—	(8,614)	(8,614)
Net income attributable to the Partnership’s unitholders	$69,978	$124,152	$65,660	$(182,356)	$77,434

	Three months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$277,120	$152,225	$(8,829)	$420,516
Operating expenses:
Purchased product costs	—	174,754	37,152	—	211,906
Facility expenses	—	39,781	40,598	(505)	79,874
Selling, general and administrative expenses	12,297	7,900	8,077	(1,627)	26,647
Depreciation and amortization	155	45,898	47,570	(1,297)	92,326
Other operating expenses	—	1,970	30	—	2,000
Total operating expenses	12,452	270,303	133,427	(3,429)	412,753

(Loss) income from operations	(12,452)	6,817	18,798	(5,400)	7,763

Earnings from consolidated affiliates	22,899	12,229	—	(35,128)	—
Other expense, net	(38,339)	(6,396)	(2,992)	9,681	(38,046)
(Loss) income before provision for income tax	(27,892)	12,650	15,806	(30,847)	(30,283)
Provision for income tax benefit	(7)	(10,249)	—	—	(10,256)
Net (loss) income	(27,885)	22,899	15,806	(30,847)	(20,027)
Net income attributable to non-controlling interest	—	—	—	(3,577)	(3,577)
Net (loss) income attributable to the Partnership’s unitholders	$(27,885)	$22,899	$15,806	$(34,424)	$(23,604)

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$994,772	$671,997	$(28,841)	$1,637,928
Operating expenses:
Purchased product costs	—	510,445	154,346	—	664,791
Facility expenses	—	120,067	135,899	(2,232)	253,734
Selling, general and administrative expenses	35,967	30,910	34,432	(9,458)	91,851
Depreciation and amortization	857	148,881	213,198	(3,601)	359,335
Other operating expenses	—	406	5,959	(5,270)	1,095
Total operating expenses	36,824	810,709	543,834	(20,561)	1,370,806

(Loss) income from operations	(36,824)	184,063	128,163	(8,280)	267,122

Earnings from consolidated affiliates	245,936	98,363	—	(344,299)	—
Other expense, net	(129,392)	(16,891)	(13,691)	28,500	(131,474)
Income before provision for income tax	79,720	265,535	114,472	(324,079)	135,648
Provision for income tax expense	1,037	19,599	—	—	20,636
Net income	78,683	245,936	114,472	(324,079)	115,012
Net income attributable to non-controlling interest	—	—	—	(16,109)	(16,109)
Net income attributable to the Partnership’s unitholders	$78,683	$245,936	$114,472	$(340,188)	$98,903

	Nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$846,185	$388,082	$(25,358)	$1,208,909
Operating expenses:
Purchased product costs	—	415,517	73,169	—	488,686
Facility expenses	—	106,556	96,985	(892)	202,649
Selling, general and administrative expenses	36,405	21,519	23,605	(4,141)	77,388
Depreciation and amortization	674	135,408	131,865	(4,120)	263,827
Other operating expenses (income)	—	3,308	(40,477)	2,080	(35,089)
Total operating expenses	37,079	682,308	285,147	(7,073)	997,461

(Loss) income from operations	(37,079)	163,877	102,935	(18,285)	211,448

Earnings from consolidated affiliates	225,773	93,958	—	(319,731)	—
Loss on redemption of debt	(38,455)	—	—	—	(38,455)
Other expense, net	(121,441)	(19,632)	(9,274)	34,278	(116,069)
Income before provision for income tax	28,798	238,203	93,661	(303,738)	56,924
Provision for income tax expense	154	12,430	—	—	12,584
Net income	28,644	225,773	93,661	(303,738)	44,340
Net loss attributable to non-controlling interest	—	—	—	297	297
Net income attributable to the Partnership’s unitholders	$28,644	$225,773	$93,661	$(303,441)	$44,637

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(148,607)	$349,997	$283,355	$11,335	496,080

Cash flows from investing activities:
Capital expenditures	(4,581)	(116,494)	(1,637,915)	(12,910)	(1,771,900)
Equity investments in consolidated affiliates	(47,498)	(1,581,300)	—	1,628,798	—
Intercompany advances, net	(1,006,155)	—	(48,142)	1,054,297	—
Investment in unconsolidated affiliates	—	(11,415)	(194,440)	—	(205,855)
Distributions from consolidated affiliates	81,568	247,870	—	(329,438)	—
Investment in intercompany notes receivable, net	(9,400)	—	—	9,400	—
Proceeds from sale of interest in unconsolidated affiliates	—	—	341,137	—	341,137
Proceeds from disposal of property, plant and equipment	—	4,175	17,398	—	21,573
Net cash flows used in investing activities	(986,066)	(1,457,164)	(1,521,962)	2,350,147	(1,615,045)

Cash flows from financing activities:
Proceeds from public equity offerings, net	1,054,195	—	—	—	1,054,195
Proceeds from Credit Facility	2,484,400	—	—	—	2,484,400
Payments Credit Facility	(1,958,500)	—	—	—	(1,958,500)
Payments related to intercompany financing, net	—	9,400	(1,575)	(7,825)	—
Payments for debt issue costs and deferred financing costs	(2,045)	—	—	—	(2,045)
Contributions from parent and affiliates	—	47,498	1,581,300	(1,628,798)	—
Payments of SMR liability	—	(1,823)	—	—	(1,823)
Share-based payment activity	(8,947)	—	—	—	(8,947)
Payment of distributions	(434,654)	(81,568)	(248,800)	329,438	(435,584)
Intercompany advances, net	—	1,054,297	—	(1,054,297)	—
Net cash flows provided by financing activities	1,134,449	1,027,804	1,330,925	(2,361,482)	1,131,696

Net (decrease) increase in cash	(224)	(79,363)	92,318	—	12,731
Cash and cash equivalents at beginning of year	224	79,363	5,718	—	85,305
Cash and cash equivalents at end of period	$—	$—	$98,036	$—	$98,036

 MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

	Nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(136,817)	$265,484	$188,042	$13,950	$330,659

Cash flows from investing activities:
Restricted cash	—	—	15,500	—	15,500
Capital expenditures	(655)	(110,921)	(2,049,794)	(15,349)	(2,176,719)
Equity investments in consolidated affiliates	(43,763)	(1,404,800)	—	1,448,563	—
Intercompany advances, net	(1,074,257)	—	—	1,074,257	—
Investment in unconsolidated affiliates	—	(8,530)	—	—	(8,530)
Distributions from consolidated affiliates	72,673	455,966	—	(528,639)	—
Acquisition of business, net of cash acquired	—	(225,210)	—	—	(225,210)
Proceeds from disposal of property, plant and equipment	—	582	208,070	—	208,652
Net cash flows used in investing activities	(1,046,002)	(1,292,913)	(1,826,224)	1,978,832	(2,186,307)

Cash flows from financing activities:
Proceeds from public equity offerings, net	1,039,849	—	—	—	1,039,849
Proceeds from long-term debt	1,000,000	—	—	—	1,000,000
Payments of long-term debt	(501,112)	—	—	—	(501,112)
Payments of premiums on redemption of long-term debt	(31,516)	—	—	—	(31,516)
Payments for debt issue costs and deferred financing costs	(14,046)	—	—	—	(14,046)
Payments related to intercompany financing, net	—	—	(1,399)	1,399	—
Contributions from parent and affiliates	—	43,763	1,404,800	(1,448,563)	—
Contribution from non-controlling interest	—	—	685,219	—	685,219
Payments of SMR liability	—	(1,661)	—	—	(1,661)
Share-based payment activity	(5,212)	650	—	—	(4,562)
Payment of distributions	(333,946)	(72,673)	(456,146)	528,639	(334,126)
Intercompany advances, net	—	1,074,257	—	(1,074,257)	—
Net cash flows provided by financing activities	1,154,017	1,044,336	1,632,474	(1,992,782)	1,838,045

Net (decrease) increase in cash	(28,802)	16,907	(5,708)	—	(17,603)
Cash and cash equivalents at beginning of year	210,015	102,979	32,762	—	345,756
Cash and cash equivalents at end of period	$181,213	$119,886	$27,054	$—	$328,153

16. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flow information (in thousands):

	Nine months ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$134,233	$111,626
Cash received for income taxes, net	197	16,414

Supplemental schedule of non-cash investing and financing activities:
Accrued property, plant and equipment	$392,567	$614,355
Interest capitalized on construction in progress	20,767	26,232
Issuance of common units for vesting of share-based payment awards	7,847	4,861
Conversion of Class B units to common units	150,506	150,506

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

Significant Financial and Other Business Highlights

Significant financial and other highlights for the three months ended September 30, 2014 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•                  Total segment operating income before items not allocated to segments (a non-GAAP financial measure, see below) increased approximately $75.1 million, or 41%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was comprised of the following:

•                  An increase of $55.8 million in our Marcellus segment with a 95% increase in processed volumes and a 228% increase in total NGLs fractionated volumes.  We recognized $4.5 million related to insurance proceeds for the Wetzel County Slips.

•                  An increase of approximately $12.6 million in our Utica segment due to the significant increase in volumes from an increase in processing capacity and utilization at our Cadiz and Seneca complexes (as defined below) and an increase in the utilization at Hopedale Complex (as defined below) .

•                  An increase of approximately $8.5 million in our Southwest segment with a 25% increase in processed volumes and a 13% increase in gathered volumes.

•                  Realized loss from the settlement of our derivative instruments was $0.9 million for the three months ended September 30, 2014 compared to a $5.3 million realized loss for the same period in 2013.

•                  In the third quarter of 2014, we received net proceeds of approximately $342 million from the public offering of approximately 4.9 million newly issued common units representing limited partner interests in the Partnership as part of our March 2014 ATM.

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

The following is a reconciliation to Income from operations, the most comparable GAAP financial measure to net operating margin (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment revenue	$605,249	$452,377	$1,651,763	$1,224,057
Segment purchased product costs	(246,906)	(191,672)	(674,330)	(499,588)
Net operating margin	358,343	260,705	977,433	724,469
Facility expenses	(83,579)	(77,542)	(250,829)	(199,849)
Derivative gain (loss)	24,265	(52,884)	7,602	(2,702)
Revenue deferral adjustment and other	5,471	(1,543)	4,352	(4,344)
Revenue from unconsolidated affiliate	(15,463)	—	(19,296)	—
Purchased product costs from unconsolidated affiliate	105	—	141	—
Selling, general and administrative expenses	(28,860)	(26,647)	(91,851)	(77,388)
Depreciation	(105,072)	(76,323)	(311,079)	(215,902)
Amortization of intangible assets	(16,313)	(16,003)	(48,256)	(47,925)
Gain (loss) on disposal of property, plant and equipment	766	(1,840)	(591)	35,758
Accretion of asset retirement obligations	(168)	(160)	(504)	(669)
Income from operations	$139,495	$7,763	$267,122	$211,448

Segment revenue, operating income before items not allocated to segments and net operating margin (collectively, the “Non-GAAP Measures”) do not have any standardized definition and therefore are unlikely to be comparable to similar measures presented by other reporting companies. Non-GAAP Measures should not be evaluated in isolation of, or as a substitute for, our financial results prepared in accordance with GAAP. Non-GAAP Measures and the underlying methodology in excluding certain revenue or charges is not necessarily an indication of the results of operations expected in the future, or that we will not, in fact, receive such revenue or incur such charges in future periods.

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

For the three months ended September 30, 2014, we calculated the following approximate percentages of our segment net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Keep- Whole (2)
Marcellus	86%	14%	0%
Utica (3)	100%	0%	0%
Northeast	23%	17%	60%
Southwest	58%	37%	5%
Total (3)	73%	20%	7%

For the nine months ended September 30, 2014, we calculated the following approximate percentages of our segment net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Keep- Whole (2)
Marcellus	85%	15%	0%
Utica (3)	100%	0%	0%
Northeast	21%	17%	62%
Southwest	56%	39%	5%
Total (3)	70%	22%	8%

(1)  Includes condensate sales and other types of arrangements with NGL commodity exposure.

(2) Includes condensate sales and other types of arrangements with both NGL and natural gas commodity exposures.

(3) Includes Ohio Gathering, an unconsolidated affiliate (See Note 3 of the Notes to the Condensed Consolidated Financial Statements).

Seasonality

Our business can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors such as changes in transportation availability and variations in weather patterns from year to year. Our Northeast segment could be particularly impacted by seasonality as the majority of its revenue is generated by NGL sales. However, we manage the impact of seasonal demand changes through the execution of our marketing strategy. We have access to up to 50 million gallons of propane storage capacity in the northeast region of the United States provided by our own storage facilities and an arrangement with a third-party which provides us with flexibility to manage the seasonality impact. Overall, our exposure to the seasonal fluctuations in the commodity markets is declining due to our growth in fee-based business.

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

Marcellus Segment

In our Marcellus segment, we provide fully integrated natural gas midstream services in southwestern Pennsylvania and northern West Virginia through our wholly owned subsidiary, MarkWest Liberty Midstream. With a total current processing capacity of over 2.9 Bcf/d, we are the largest processor of natural gas in the Marcellus Shale, and have fully integrated gathering, processing, fractionation, storage and marketing operations that support the growing liquids-rich natural gas production in the northeast United States.

Natural Gas Gathering and Processing

We currently operate five processing complexes in our Marcellus segment that include the Houston Complex located in Washington County, Pennsylvania; the Majorsville Complex located in Marshall County, West Virginia; the Mobley Complex located in Wetzel County, West Virginia; the Sherwood Complex located in Doddridge County, West Virginia; and the Keystone Complex located in Butler County, Pennsylvania. In addition, we operate two natural gas gathering systems: one currently delivering over 520 MMcf/d of natural gas to the Houston and Majorsville Complexes and the other delivering over 210 MMcf/d of natural gas to the Keystone Complex. The gathering and processing capacity at these facilities is supported by long-term fee-based agreements with eleven major producer customers.

We currently have over 2.9 Bcf/d processing capacity operational in our Marcellus segment and have approximately 1.8 Bcf/d under development.

NGL Gathering and Fractionation Facilities and Market Outlets

We currently operate 132,000 Bbl/d of combined propane and heavier fractionation capacity at the Houston Complex, the Hopedale Fractionation and Marketing Complex (“Hopedale Complex”) Facility in Harrison County, Ohio and the Keystone Complex.

The NGLs produced at our Majorsville Complex, Mobley Complex, Sherwood Complex and a third-party’s Fort Beeler processing facility are gathered to the Houston Complex or to the Hopedale Complex through a system of NGL pipelines to allow for fractionation into purity NGL products. We also operate a truck loading facility that allows for the receipt and fractionation of NGLs from other facilities. Our Houston Complex also has the following infrastructure to provide our customers with NGL marketing and storage services:

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

•                                          Significant truck loading facilities that allow for regional marketing of purity NGLs; and

•                                          Additional outlets provided by our access to international markets. Propane is currently being transported by truck or rail to Sunoco Logistics Partners L.P.’s (“Sunoco”) terminal near Philadelphia, Pennsylvania (“Marcus Hook Facility”) where it is loaded onto marine vessels and delivered to international markets. We expect to have the ability to deliver propane to Sunoco’s terminal in Philadelphia via pipeline in the first half of 2015, once Sunoco’s Mariner East project (“Mariner East”), a pipeline and marine project that is expected to originate at our Houston Complex, is placed into service.

In January 2014, we commenced operation of the Hopedale Complex, a 60,000 Bbl/d propane and heavier NGL fractionation facility in Harrison County, Ohio. The Hopedale Complex is jointly owned by MarkWest Liberty Midstream in the Marcellus segment and by MarkWest Utica EMG in the Utica segment (See our discussion below in the Utica segment).  The Hopedale Complex includes the following infrastructure:

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

•                                          Significant truck loading facilities that allow for regional marketing of purity NGLs; and

•                                          Connection to our extensive NGL gathering and transportation system in both our Marcellus and Utica segments for fractionation.

In the third quarter 2014, we commenced operation of an additional propane fractionation facility at our Keystone Complex and truck and rail facilities that will transport heavier NGL products for further fractionation at our other fractionation facilities.  We have announced the development of an additional 20,000 Bbl/d propane and heavier NGL fractionation at the Keystone Complex and we are currently developing an additional 120,000 Bbl/d of propane and heavier NGL fractionation capacity at our Hopedale Complex.

Our fractionation facilities are supported by long-term, fee-based agreements with numerous producer customers.

Ethane Recovery and Associated Market Outlets

Due to increased natural gas production from the liquids-rich area of the Marcellus Shale, producers must begin to recover ethane from the natural gas stream in order to meet residue gas pipeline quality specifications and downstream pipeline commitments. Depending on market conditions, producers may benefit from the potential price uplift received from the sale of their ethane.

We currently have large scale de-ethanization facilities totaling 94,000 Bbl/d of capacity operational in our Marcellus segment and plan to expand our purity ethane production capacity with approximately 100,000 Bbl/d of additional capacity. We own a purity ethane pipeline connecting our Majorsville Complex to the Houston Complex, and our Houston Complex is connected to Sunoco’s Mariner West project, which is a purity ethane pipeline originating in Pennsylvania and terminating in Sarnia, Ontario, Canada (“Mariner West”). We also own a purity ethane pipeline connecting our Keystone Complex to Mariner West.

Market Outlets

•                  We began delivering ethane to the Mariner West pipeline from the Houston Complex in the fourth quarter of 2013 and from the Keystone Complex in the second quarter of 2014.

•                  We began delivering purity ethane to Enterprise Products Partners L.P.’s NGL pipeline from Appalachia to the Texas Express Pipeline (“ATEX Pipeline”) in the fourth quarter of 2013.

•                  Sunoco’s Mariner East project discussed above is also intended to deliver Marcellus purity ethane to the East Coast for further delivery to the various domestic and international markets beginning in mid-2015.

Utica Segment

We formed MarkWest Utica EMG, a joint venture with EMG (See Note 3 of the Notes to the Condensed Consolidated Financial Statements), to provide gathering, processing, fractionation and marketing services in the liquids-rich areas of the Utica Shale in eastern Ohio. Utica Condensate, an equity method investment, was formed in December 2013 and is expected to begin providing condensate stabilization and terminalling services in the fourth quarter of 2014.  As disclosed in Note 3, Ohio Gathering was deconsolidated effective June 1, 2014 and is accounted for using the equity method; however, it is presented as if it is consolidated for segment reporting purposes.

Natural Gas Gathering and Processing

MarkWest Utica EMG operates two processing complexes in the Utica Shale with a total capacity of approximately 925 MMcf/d; the Cadiz Complex in Harrison County, Ohio and the Seneca Complex in Noble County, Ohio. We continue to expand our processing infrastructure and have 400 MMcf/d of additional capacity currently under development. In addition, Ohio Gathering operates a natural gas gathering system that currently spans more than 200 miles and provides low- and high-pressure gathering and compression services throughout a five county area in eastern Ohio. Our gathering system and processing facilities are supported by long-term, fee-based agreements with multiple producers in the Utica Shale.

Fractionation Facility

Both the Cadiz Complex and Seneca Complex are connected via a NGL gathering pipeline that extends to the Hopedale Complex. As discussed above, the Hopedale Complex consists of 60,000 Bbl/d facility that provides fractionation services for NGLs produced in the Utica and the Marcellus segments and will be expanded to 120,000 Bbl/d in the first quarter 2015.

Ethane Recovery and Associated Market Outlets

We completed a 40,000 Bbl/d de-ethanization facility at our Cadiz Complex in the second quarter of 2014. Ethane produced at our Cadiz Complex is delivered to the ATEX Pipeline.

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

Southwest Segment

•                  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, two natural gas processing complexes and two NGL pipelines. The East Texas system is located in Panola, Harrison and Rusk Counties and services the Carthage Field. Producing formations in Panola County consist of the Cotton Valley, Pettit, Travis Peak, Haynesville and Bossier formations. For natural gas that is processed in this area, we purchase the NGLs from the producers under percent-of-proceeds arrangements, or we gather and/or process volumes for a fee. We are constructing an additional 120 MMcf/d processing plant in our East Texas area, which are expected to be completed by the end of 2014.

•                  Oklahoma.  We own gas gathering systems in the Granite Wash formation of Western Oklahoma and the Texas panhandle, which are both connected to natural gas processing complexes in Western Oklahoma. The gathering system includes compression facilities, and the majority of the gathered gas is ultimately compressed and delivered to the processing complexes. In May 2013, we completed the Buffalo Creek Acquisition, which included a partially constructed 200 MMcf/d cryogenic gas processing plant and approximately 30 miles of rights-of-way for the construction of a high-pressure gathering trunk line. The Buffalo Creek plant and high-pressure gathering trunk line commenced operation in February 2014.  In addition, we own an extensive natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. The liquids-rich natural gas gathered in the Woodford system is processed through Centrahoma, an equity method investment, or other third-party processors. We agreed to fund our share of a 120 MMcf/d processing plant expansion at Centrahoma’s Stonewall plant in order to support the drilling programs in the Woodford Shale. This expansion commenced operations in the second quarter of 2014. We agreed to fund the construction of an additional 80 MMcf/d processing capacity at Centrahoma’s Stonewall plant.  This additional capacity will commence operations in the first half of 2015.  Through another equity method investment, MarkWest Pioneer, we operate the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that interconnects with the Midcontinent Express Pipeline and Gulf Crossing Pipeline at Bennington, Oklahoma, and is designed to provide approximately 638,000 Dth/d of Woodford Shale takeaway capacity.

•                  Javelina.  We own and operate the Javelina processing and fractionation facility in Corpus Christi, Texas, which treats, processes and fractionates off-gas from six local refineries operated by three different refinery customers. We have a product supply agreement creating a long-term contractual obligation for the payment of processing fees in exchange for all of the product processed by the SMR, which is operated by a third-party. The product received under this agreement is sold to a refinery customer pursuant to a corresponding long-term agreement.

•                  Other Southwest.  We own a number of natural gas gathering systems and lateral pipelines located in Texas, Louisiana and New Mexico, including the Appleby gathering system in Nacogdoches County, Texas. We gather a significant portion of the natural gas produced from fields adjacent to our gathering systems, including wells targeting the Haynesville Shale. In many areas we are the primary gatherer, and in some of the areas served by our smaller systems, we are the sole gatherer. Our Hobbs, New Mexico natural gas lateral pipeline is subject to regulation by FERC.  We also operate natural gas gathering pipelines and field compression to support production from Newfield Exploration Co.’s West Asherton area of the Eagle Ford Shale in Dimmit County, Texas (“West Asherton facilities”).

The following summarizes the percentage of our revenue and net operating margin (a non-GAAP financial measure, see above) generated by our assets, by segment, for the nine months ended September 30, 2014:

	Marcellus	Utica	Northeast	Southwest
Segment revenue	36%	6%	9%	49%
Net operating margin	47%	8%	10%	35%

Segment Operating Results

Items below Income from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. As disclosed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of September 30, 2014 and results of operations are reported under the equity method of accounting as of September 30, 2014 and for the four months ended September 30, 2014, respectively. However, our Chief Executive Officer and “chief operating decision maker” continue to view the Utica Segment inclusive of Ohio Gathering, and review its financial information as if they were still consolidated. The tables below present financial information, as evaluated by management, for the reported segments for the three and nine months ended September 30, 2014 and 2013.

The information includes net operating margin, a non-GAAP financial measure. See above for a reconciliation of net operating margin to Income from operations, the most comparable GAAP financial measure. This section should be read in conjunction with the Operating Data table later in this Item 2 and the contract mix table included above in the section titled Our Contracts.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Marcellus

	Three months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$230,241	$147,290	$82,951	56%
Segment purchased product costs	57,569	36,995	20,574	56%
Net operating margin	172,672	110,295	62,377	57%
Segment facility expenses	36,171	29,621	6,550	22%

Operating income before items not allocated to segments	$136,501	$80,674	$55,827	69%

Segment Revenue.  Revenue increased due to the ongoing expansion of the Marcellus segment operations that resulted in increased gathered, processed and fractionated volumes. Revenue increased approximately $59.6 million due to increased processing capacities and corresponding volumes.  Revenue also increased approximately $19.1 million primarily due to a 49% increase in NGL inventory sold.

Segment Purchased Product Costs.  Purchased product costs increased primarily due to an increase in inventory sold.

Net Operating Margin.  Net operating margin mainly increased as the volume of natural gas gathered, natural gas processed, and C3+ NGL products fractionated increased by 25%, 95% and 113%, respectively. Approximately 86% of the net operating margin was earned under fee-based contracts.

Segment Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Marcellus segment operations, partially offset by $3.9 million of insurance proceeds recorded in the third quarter of 2014 related to the Wetzel County Slips and $2.0 million of additional expenses incurred in 2013 related to the limitations in fractionation capacity created by the Wetzel County Slips.

Utica

	Three months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$47,520	$8,373	$39,147	468%
Segment purchased product costs	11,023	—	11,023	N/A
Net operating margin	36,497	8,373	28,124	336%
Segment facility expenses	14,150	9,858	4,292	44%
Segment portion of operating income (loss) attributable to non-controlling interests	10,616	(599)	11,215	1,872%
Operating income (loss) before items not allocated to segments	$11,731	$(886)	$12,617	1,424%

The results of operations for the quarter ended September 30, 2014 include our operations in the Utica Shale areas of eastern Ohio, including gas gathering revenues of Ohio Gathering, which was an unconsolidated subsidiary effective June 1, 2014 (See Note 3 of the Notes to the Condensed Consolidated Financial Statements). The first phase of operations began in the third quarter of 2012 and remained in the early stages of development at September 30, 2013.

Segment Revenue.  Revenue increased $39.1 million, of which approximately $10.8 million was due to NGL sales primarily due to increases of sales of inventory.  Approximately $9.9 million of the increase was due to processing fee revenue increases primarily from a 251% increase in volumes. Approximately $12.6 million of the increase was due to an increase in gathering and compression fees revenue from a 279% increase in volumes. Approximately $5.8 million of the increase was due to an increase in fractionation, marketing and transportation fees resulting from the increase in fractionated volumes.

Segment Purchased Product Costs.  Purchased product costs increased due to an increase in inventory sold compared to the same period in 2013.

Net Operating Margin. Net operating margin increased due to an overall increase in operations in the third quarter of 2014 compared to the same period in 2013. All of our gathering, processing and fractionating contracts in the Utica segment are fee based and the increase in net operating margin was due to the volume of natural gas gathered and processed increasing by 279% and 251%, respectively.  Fractionation capacity increased due to the Hopedale fractionation plant commencing operations in January 2014.

Segment Facility Expenses.  Facility expenses increased due to the significant increase in operations as compared to 2013 related to start-up and other costs that could not be capitalized.

Northeast

	Three months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$52,120	$48,829	$3,291	7%
Segment purchased product costs	18,350	15,330	3,020	20%
Net operating margin	33,770	33,499	271	1%
Segment facility expenses	9,515	7,359	2,156	29%
Operating income before items not allocated to segments	$24,255	$26,140	$(1,885)	(7)%

Segment Revenue.  Revenue increased due to an 8% increase in keep-whole NGL sales volumes over the same period in 2013.

Segment Purchased Product Costs.  Purchased product costs increased mainly due to an increase in the weighted average cost of goods sold due to an 11% increase in natural gas purchase prices and higher keep-whole sales volumes.

Net Operating Margin. Net operating margin increased slightly due to an increase of keep-whole NGL sales volumes, offset by a decreased frac spread primarily due to increases in natural gas purchase prices. Approximately 60% of the net operating margin was derived from keep-whole contracts.

Segment Facility Expenses.  Facility expenses increased due primarily to an increase in plant operating expenses attributable to the timing of normal facility maintenance and repairs.

Southwest

	Three months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$276,666	$247,885	$28,781	12%
Segment purchased product costs	159,964	139,347	20,617	15%
Net operating margin	116,702	108,538	8,164	8%
Segment facility expenses	32,267	32,559	(292)	(1)%
Segment portion of operating income attributable to non-controlling interests	5	40	(35)	(88)%
Operating income before items not allocated to segments	$84,430	$75,939	$8,491	11%

Segment Revenue.  Revenue increased due to higher gas sales, NGL sales and higher fee-based revenue.  Gas sales increased approximately $13.9 million mainly in our East Texas and Southeast Oklahoma areas due to an increase in prices and volumes.  The Southeast Oklahoma area volume increases were due to operating in an environment of increased ethane rejection compared to the same period in 2013.  Processing fee revenue increased by approximately $7.3 million due to an increase in processed volumes of 25% and higher average rates.  The 37% increase in the Western Oklahoma area processed volumes primarily relates to the new Buffalo Creek plant that began operations in February 2014.  Gathering fee revenue increased by approximately $4.2 million due to a 13% increase of gathered volumes.  NGL sales increased approximately $2.2 million due to a 55% increase in NGL sales volumes in our East Texas area, partially offset by NGL sales volume decreases of 35% and 15%, respectively, in our Southeast Oklahoma and Western Oklahoma areas.

Segment Purchased Product Costs.  Purchased product costs increased due to higher NGL purchases of approximately $6.1 million due to increased volumes.  NGL purchased product costs increased slightly as a percent of NGL sales due to lower average percent of proceeds.  Gas purchases increased approximately $13.3 million due to an increase in gas sales.

Net Operating Margin.  Net operating margin increased mainly due to an increase of 25% in natural gas processed and a 13% increase in gathered volumes.  The Buffalo Creek plant contributed to the increased volumes.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the three months ended September 30, 2014 and 2013, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Total segment revenue	$605,249	$452,377	$152,872	34%
Derivative gain (loss) not allocated to segments	11,829	(30,318)	42,147	139%
Revenue adjustment for unconsolidated affiliate	(15,463)	—	(15,463)	N/A
Revenue deferral adjustment and other	5,471	(1,543)	7,014	455%
Total revenue	$607,086	$420,516	$186,570	44%

Operating income before items not allocated to segments	$256,917	$181,867	$75,050	41%
Portion of operating income (loss) attributable to non-controlling interests	6,065	(559)	6,624	1,185%
Derivative gain (loss) not allocated to segments	24,265	(52,884)	77,149	146%
Revenue adjustment for unconsolidated affiliate	(15,463)	—	(15,463)	N/A
Revenue deferral adjustment and other	5,471	(1,543)	7,014	455%
Compensation expense included in facility expenses not allocated to segments	(801)	(833)	32	4%
Facility expense and purchased product cost adjustments for unconsolidated affiliate	5,444	—	5,444	N/A
Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate	4,556	—	4,556	N/A
Facility expenses adjustments	2,688	2,688	—	0%
Selling, general and administrative expenses	(28,860)	(26,647)	(2,213)	8%
Depreciation	(105,072)	(76,323)	(28,749)	38%
Amortization of intangible assets	(16,313)	(16,003)	(310)	2%
Gain (loss) on disposal of property, plant and equipment	766	(1,840)	2,606	142%
Accretion of asset retirement obligations	(168)	(160)	(8)	5%
Income from operations	139,495	7,763	131,732	1,697%
Equity in (loss) earnings from unconsolidated affiliates	(1,555)	896	(2,451)	(274)%
Interest expense	(39,448)	(38,889)	(559)	1%
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,469)	(1,584)	115	(7)%
Miscellaneous income, net	55	1,531	(1,476)	(96)%
Income (loss) before provision for income tax	$97,078	$(30,283)	127,361	421%

Derivative Gain (Loss) Not Allocated to Segments.  Unrealized gain from the change in fair value of our derivative instruments was $25.2 million for the three months ended September 30, 2014 compared to an unrealized loss of $47.5 million for the same period in 2013. Realized loss from the settlement of our derivative instruments was $0.9 million for the three months ended September 30, 2014 compared to a realized loss of $5.3 million for the same period in 2013. The total change of $77.1 million is due primarily to volatility in commodity prices.

Revenue Adjustment for Unconsolidated Affiliate.  Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenue.  The chief operating decision maker and management includes these to evaluate the segment performance as we continue to operate and manage Ohio Gathering operations, therefore, the impact of the revenue is included for segment reporting purposes, but removed to reconcile to GAAP revenue (See Notes 3 and 14 of the Notes to the Condensed Consolidated Financial Statements).

Revenue Deferral Adjustment and Other.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the “chief operating decision maker” and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the three months ended September 30, 2014, approximately $0.2 million and $1.5 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. For the three months ended September 30, 2013, approximately $0.2 million and $1.5 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the first quarter 2013 amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  Other consists of Operational Service revenues from unconsolidated affiliates of $7.2 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013.  Operational Service fees have increased from 2013 due to the Ohio Gathering deconsolidation, as well as the formation of Ohio Condensate and Utica Condensate, which began operations in 2014.

Facility Expense and Purchased Product Cost Adjustments for Unconsolidated Affiliate.  Facility expense and purchased product cost adjustments for unconsolidated affiliate relates to Ohio Gathering (See discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14 of the Notes to the Condensed Consolidated Financial Statements).

Portion of Operating Loss Attributable to Non-controlling Interests of Unconsolidated Affiliate. Portion of operating loss attributable to non-controlling interests of unconsolidated affiliate relates to Summit’s portion of Ohio Gathering’s operating loss, which occurs because segment operating income is reported as if Ohio Gathering was being consolidated (see discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14 of the Notes to the Condensed Consolidated Financial Statements).

Selling, General and Administration Expenses.  Selling, general and administration expenses have increased to support the continued growth in our operations.

Depreciation.  Depreciation increased due to additional projects completed during late 2013 and throughout 2014 mainly in the Utica and Marcellus segments, partially offset by $4.1 million decrease from the deconsolidation of Ohio Gathering.

Equity in (Loss) Earnings from Unconsolidated Affiliates.  The change in equity in (loss) earnings from unconsolidated affiliate relates to a $2.7 million loss from Ohio Gathering in 2013.

Interest Expense.  Interest expense increased due to the greater average balance in 2014 outstanding borrowings related to our Credit Facility in 2014, partially offset by increases in our capitalized interest of approximately $0.9 million due to an increase in capitalized interest in Marcellus segment.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Marcellus

	Nine months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$589,134	$375,844	$213,290	57%
Segment purchased product costs	131,569	72,781	58,788	81%
Net operating margin	457,565	303,063	154,502	51%
Segment facility expenses	105,399	74,529	30,870	41%

Operating income before items not allocated to segments	$352,166	$228,534	$123,632	54%

Segment Revenue.  Revenue increased due to the ongoing expansion of the Marcellus segment operations resulting in increased gathered, processed and fractionated volumes. Revenue increased approximately $144.7 million due to an increase in gathering, processing and fractionation fees due to the increased capacities and corresponding volumes.  Revenue also increased approximately $61.5 million primarily due to an 87% increase in NGLs inventory sold.

Segment Purchased Product Costs.  Purchased product costs increased primarily due to an increase in inventory.

Net Operating Margin.  Net operating margin increased as the volume of natural gas gathered, natural gas processed and C3+ NGL products fractionated increased by 3%, 90% and 91%, respectively. Approximately 85% of the net operating margin is earned under fee-based contracts.

Segment Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Marcellus segment operations, partially offset by $3.9 million of insurance proceeds recorded in the third quarter of 2014 related to the Wetzel County Slips and $2.0 million in additional expenses incurred in 2013 related to the limitations in fractionation capacity and the Wetzel County Slips.

Utica

	Nine months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$102,112	$12,590	$89,522	711%
Segment purchased product costs	22,511	—	22,511	N/A
Net operating margin	79,601	12,590	67,011	532%
Segment facility expenses	38,176	20,232	17,944	89%
Segment portion of operating income (loss) attributable to non-controlling interests	18,439	(3,081)	21,520	698%
Operating income (loss) before items not allocated to segments	$22,986	$(4,561)	$27,547	604%

The results of operations for the nine months ended September 30, 2014 include our operations in the Utica Shale areas of eastern Ohio, including gas gathering revenues of Ohio Gathering, which was deconsolidated June 1, 2014 (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). The first phase of operations began in the third quarter of 2012 and remained in the early stages of development at September 30, 2013.

Segment Revenue.  Revenue increased $89.5 million, of which $25.2 million was due to processing fee revenue increases from a 440% increase in volumes. Approximately $28.3 million of the increase was due to an increase in gathering and compression fees revenue from a 391% increase in volumes. Approximately $20.4 million of the increase was due to NGL sales primarily due to sale of inventory.  Approximately $15.3 million of the increase was due to an increase in fractionation, NGL marketing and transportation fees resulting from the increase in fractionated volumes.

Segment Purchased Product Costs.  Purchased product costs increased due to an increase in inventory sold, a decline in the value of line fill of $0.6 million and amortization of approximately $1.0 million in deferred contract costs.

Net Operating Margin. Net operating margin increased due to an overall increase in operations in the first nine months of 2014 compared to the same period in 2013. All of our gathering and processing contracts in the Utica segment are fee based and the increase in net operating margin was due to the volume of natural gas gathered, processed and fractionated increasing by 391%, 440% and 100%, respectively.

Segment Facility Expenses.  Facility expenses increases in 2014 were due to the significant increase in operations as compared to 2013 related to start-up and other costs that could not be capitalized.

Northeast

	Nine months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$157,150	$151,530	$5,620	4%
Segment purchased product costs	53,974	50,118	3,856	8%
Net operating margin	103,176	101,412	1,764	2%
Segment facility expenses	25,138	20,538	4,600	22%
Operating income before items not allocated to segments	$78,038	$80,874	$(2,836)	(4)%

Segment Revenue.  Revenue increased due to higher NGL sales prices, partially offset by an approximate 10% decrease in NGL sales volumes over the same period in 2013.

Segment Purchased Product Costs.  Purchased product costs increased slightly due to an increase in natural gas purchase prices, partially offset by lower volumes.

Net Operating Margin. Net operating margin increased due to overall frac spread margins, which increased by approximately 11% as compared to the nine months ended September 30, 2013, partially offset by a decline of NGL sales volumes. Approximately 62% of the net operating margin was derived from keep-whole contracts.

Segment Facility Expenses.  Facility expenses increased due primarily to an increase in plant operating expenses attributable to the timing of normal facility maintenance and repairs.

Southwest

	Nine months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Segment revenue	$807,136	$684,093	$123,043	18%
Segment purchased product costs	466,276	376,689	89,587	24%
Net operating margin	340,860	307,404	33,456	11%
Segment facility expenses	99,143	91,027	8,116	9%
Segment portion of operating income attributable to non-controlling interests	10	157	(147)	(94)%
Operating income before items not allocated to segments	$241,707	$216,220	$25,487	12%

Segment Revenue.  Revenue increased due to higher NGL sales, gas sales and higher fee-based revenue.  NGL sales increased approximately $55.1 million primarily due to increased volumes in our East Texas area of 37% accounting for $48.0 million of the increase and an approximately $13.0 million due to a 2% increase in volumes in Western Oklahoma. These NGL sales increases were partially offset by approximately $4.8 million decrease in Southeast Oklahoma due to a decrease of 43% in NGL sales volumes.  Gas sales increased approximately $29.4 million in the Western Oklahoma, East Texas and Southeast Oklahoma areas due to higher gas prices and operating in an environment of increased ethane rejection compared to the same period in 2013. Processing fee revenue increased by approximately $20.0 million due to an increase in volumes in Western Oklahoma, East Texas and Southeast Oklahoma of 41%, 17% and 9%, respectively. The 41% increase in processing volumes in the Western Oklahoma area primarily relates to the new Buffalo Creek plant that began operations in February 2014.  Gathering fee revenue increased by approximately $8.5 million due to Western Oklahoma and East Texas, where gathered volumes increased 47% and 8%, respectively.

Segment Purchased Product Costs. Purchased product costs increased due to higher NGL purchases of approximately $68.2 million due to increased volumes and higher prices. NGL purchased product costs increased as a percent of NGL sales due to lower average percent of proceeds.  Gas purchases increased by approximately $27.6 million in our East Texas and Western Oklahoma areas.

Net Operating Margin.  Net operating margin increased mainly due to increases of 41%, 17% and 9% in natural gas processed in Western Oklahoma, East Texas and Southeast Oklahoma, respectively.  The Buffalo Creek plant, which began operations in February of 2014, contributed to the higher gathered and processed volumes in Western Oklahoma.

Segment Facility Expenses.  Facility expenses increased primarily due to $4.8 million of expenses related to the Buffalo Creek Acquisition and West Asherton facilities becoming operational in the second half of 2013, as well as an increase of approximately $1.8 million primarily related to long-term compressor repairs and maintenance in Javelina.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the nine months ended September 30, 2014 and 2013, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Nine months ended September 30,
	2014	2013	$ Change	% Change
		(in thousands)
Total segment revenue	$1,651,763	$1,224,057	$427,706	35%
Derivative gain (loss) not allocated to segments	1,109	(10,804)	11,913	110%
Revenue adjustment for unconsolidated affiliate	(19,296)	—	(19,296)	N/A
Revenue deferral adjustment and other	4,352	(4,344)	8,696	200%
Total revenue	$1,637,928	$1,208,909	$429,019	35%

Operating income before items not allocated to segments	$694,897	$521,067	$173,830	33%
Portion of operating income (loss) attributable to non-controlling interests	13,384	(2,924)	16,308	558%
Derivative gain (loss) not allocated to segments	7,602	(2,702)	10,304	381%
Revenue adjustment for unconsolidated affiliate	(19,296)	—	(19,296)	NA
Revenue deferral adjustment and other	4,352	(4,344)	8,696	200%
Compensation expense included in facility expenses not allocated to segments	(2,707)	(1,587)	(1,120)	71%
Facility expense and purchased product cost adjustments for unconsolidated affiliate	8,042	—	8,042	N/A
Portion of operating loss attributable to non-controlling interests of unconsolidated affiliate	5,065	—	5,065	N/A
Facility expenses adjustments	8,064	8,064	—	0%
Selling, general and administrative expenses	(91,851)	(77,388)	(14,463)	19%
Depreciation	(311,079)	(215,902)	(95,177)	44%
Amortization of intangible assets	(48,256)	(47,925)	(331)	1%
(Loss) gain on disposal of property, plant and equipment	(591)	35,758	(36,349)	(102)%
Accretion of asset retirement obligations	(504)	(669)	165	(25)%
Income from operations	267,122	211,448	55,674	26%
Equity in (loss) earnings from unconsolidated affiliates	(2,026)	1,561	(3,587)	(230)%
Interest expense	(123,823)	(114,180)	(9,643)	8%
Amortization of deferred financing costs and debt discount (a component of interest expense)	(5,742)	(5,198)	(544)	10%
Loss on redemption of debt	—	(38,455)	38,455	(100)%
Miscellaneous income, net	117	1,748	(1,631)	(93)%
Income before provision for income tax	$135,648	$56,924	$78,724	138%

Derivative Gain (Loss) Not Allocated to Segments.  Unrealized gain from the change in fair value of our derivative instruments was $18.2 million for the nine months ended September 30, 2014 compared to an unrealized loss of $1.2 million for the same period in 2013. Realized loss from the settlement of our derivative instruments was $10.6 million for the nine months ended September 30, 2014 compared to a realized loss of $1.5 million for the same period in 2013. The total change of $10.3 million is due primarily to volatility in commodity prices.

Revenue Adjustment for Unconsolidated Affiliate.  Revenue adjustment for unconsolidated affiliate relates to Ohio Gathering revenues that the chief operating decision maker and management evaluate the segment performance based on Ohio Gathering being consolidated as we continue to operate and manage operations, therefore, the impact of the revenue is included for segment reporting purposes, but removed to reconcile to GAAP (See Notes 3 and 14 of the Notes to the Condensed Consolidated Financial Statements).

Revenue Deferral Adjustment and Other.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. For the nine months ended September 30, 2014, approximately $0.6 million and $4.9 million of the revenue deferral adjustment is attributable to the Southwest segment and Northeast segment, respectively. For the nine months ended September 30, 2013, approximately $0.6 million and $4.5 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Based on current commodity prices, management expects the deferred revenue in subsequent periods to approximate the first quarter 2013 amount until the beginning of 2015 when the cash consideration received from these contracts will decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  Other consists of Operational Service revenue from unconsolidated affiliates of $9.9 million for the nine months ended September 30, 2014 compared to $0.8 million for the nine months ended September 30, 2013.  Operational Service fees have increased from 2013 due to the Ohio Gathering deconsolidation, as well as the formation of Utica Condensate and Ohio Condensate, which began operations in 2014.

Portion of Operating Income (Loss) Attributable to Non-controlling Interests.  Portion of operating income (loss) attributable to non-controlling interests increased primarily due to the deconsolidation of Ohio Gathering (See discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14 of the Notes to the Condensed Consolidated Financial Statements).

Compensation Expense Included in Facility Expenses not Allocated to Segments.  Compensation expense included in facility expenses not allocated to segments increased due to an increase in our phantom unit grants due to increases in headcount.

Facility Expense and Purchased Product Cost Adjustments for Unconsolidated Affiliate.  Facility expense and purchased product cost adjustments for unconsolidated affiliate relate to Ohio Gathering (See discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14 of the Notes to the Condensed Consolidated Financial Statements).

Portion of Operating Loss Income Attributable to Non-controlling Interests of Unconsolidated Affiliate. Portion of operating loss attributable to non-controlling interests of unconsolidated affiliate relates to Summit’s portion of Ohio Gathering’s operating loss, which occurs because segment operating income is reported as if Ohio Gathering was being consolidated (See discussion above in Revenue adjustment for unconsolidated affiliate, Note 3 and Note 14 of the Notes to the Condensed Consolidated Financial Statements).

Selling, General and Administration Expenses.  Selling, general and administration expenses have increased to support the continued growth in our operations.

Depreciation.  Depreciation increased due to additional projects completed during late 2013 throughout 2014 in the Utica and Marcellus segments.

(Loss) Gain on Disposal of Property, Plant and Equipment.  The decrease in (loss) gain on disposal of property, plant and equipment relates primarily to a gain on our Sherwood Asset sale in June 2013 of approximately $38.2 million.

Equity in (Loss) Earnings from Unconsolidated Affiliates.  The change in equity in (loss) earnings from unconsolidated affiliate relates to $4.8 million loss from Ohio Gathering in 2013.

Interest Expense.  Interest expense increased due to the greater amount in the 2014 ending balance of approximately $525.9 million in outstanding borrowings, which fluctuated throughout 2014 related to our Credit Facility and by decreases in our capitalized interest of approximately $5.5 million primarily due to a decrease in our capital expenditures for September 30, 2014 compared to the same period in 2013.

Loss on Redemption of Debt.  The decrease in loss on redemption of debt was related to the redemption of the 2018 Senior Notes, a portion of the 2021 Senior Notes and a portion of the 2022 Senior Notes that occurred in the first quarter of 2013, while no such redemptions of debt occurred during the first nine months of 2014.

Operating Data

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Marcellus
Gathering systems throughput (Mcf/d)	702,300	563,200	25%	634,800	617,200	3%
Natural gas processed (Mcf/d)	2,223,300	1,137,400	95%	1,897,900	1,000,900	90%

C2 (purity ethane) produced (Bbl/d) (1)	55,200	—	N/A	51,200	—	N/A
C3+ NGLs fractionated (Bbl/d) (2)	102,700	48,200	113%	85,100	44,500	91%
Total NGLs fractionated (Bbl/d)	157,900	48,200	228%	136,300	44,500	206%

Utica
Gathering system throughput (Mcf/d)	322,300	85,100	279%	231,100	47,100	391%
Natural gas processed (Mcf/d) (3)	459,800	131,100	251%	335,700	62,200	440%
C3+ NGLs fractionated (Bbl/d) (2)	19,500	—	N/A	16,100	—	N/A

Northeast
Natural gas processed (Mcf/d)	296,500	297,800	(0)%	278,000	298,900	(7)%
NGLs fractionated (Bbl/d) (4)	20,200	21,500	(6)%	18,400	18,900	(3)%

Keep-whole NGL sales (gallons, in thousands)	30,400	28,200	8%	87,400	92,600	(6)%
Percent-of-proceeds NGL sales (gallons, in thousands)	32,300	34,700	(7)%	88,300	101,800	(13)%
Total NGL sales (gallons, in thousands) (5)	62,700	62,900	(0)%	175,700	194,400	(10)%
Crude oil transported for a fee (Bbl/d)	9,200	9,400	(2)%	9,900	9,800	1%

Southwest
East Texas gathering systems throughput (Mcf/d)	591,800	494,300	20%	546,100	505,000	8%
East Texas natural gas processed (Mcf/d) (6)	458,700	345,400	33%	414,900	354,200	17%
East Texas NGL sales (gallons, in thousands) (7)	119,600	77,200	55%	323,100	235,500	37%

Western Oklahoma gathering systems throughput (Mcf/d) (8)	358,800	262,000	37%	334,900	228,400	47%
Western Oklahoma natural gas processed (Mcf/d) (9)	298,600	218,500	37%	279,500	198,400	41%
Western Oklahoma NGL sales (gallons, in thousands) (7)	54,500	64,400	(15)%	165,800	162,200	2%

Southeast Oklahoma gathering systems throughput (Mcf/d)	396,300	444,200	(11)%	397,600	459,500	(13)%
Southeast Oklahoma natural gas processed (Mcf/d) (10)	176,700	156,700	13%	170,300	156,100	9%
Southeast Oklahoma NGL sales (gallons, in thousands)	28,500	44,000	(35)%	78,700	137,300	(43)%

Other Southwest gathering systems throughput (Mcf/d) (11)	50,000	33,000	52%	48,600	31,200	56%

Gulf Coast refinery off-gas processed (Mcf/d)	117,200	117,100	0%	113,300	110,100	3%
Gulf Coast liquids fractionated (Bbl/d) (12)	21,700	21,400	1%	20,700	20,300	2%
Gulf Coast NGL sales (gallons, in thousands) (12)	83,800	82,800	1%	237,100	232,500	2%

(1)                                 The Bluestone ethane fractionation facility began operations in June 2014. The volumes reported for 2014 are the average daily rate for the days of operation.

(2)                                 The Marcellus segment includes both the Houston Fractionation Facility and Marcellus’ portion utilized of the jointly owned Hopedale Fractionation Facility. Hopedale is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG, respectively.  The Utica segment includes only the portion it utilized of the jointly owned Hopedale Fractionation Facility.  Operations began in January 2014.  The volumes reported for 2014 are the average daily rate for the days of operation.

(3)                                 Utica operations began in August 2012 and have continued to grow.  The volumes reported are the average daily rate for the days of operation.

(4)                                 Includes NGLs fractionated for Utica and Marcellus segments.

(5)                                 Represents sales at the Siloam fractionator. The total sales exclude approximately 18,255,000 gallons and 21,049,000 gallons sold by the Northeast on behalf of Marcellus for the three months ended September 30, 2014 and 2013, respectively. The total sales exclude approximately 40,265,000 gallons and 27,867,000 gallons sold by the Northeast on behalf of Marcellus for the nine months ended September 30, 2014 and 2013, respectively.

(6)                                 Includes certain amounts in 2014 in excess of East Texas’ operating capacity that were processed by third-parties.

(7)                                 Excludes gallons processed in conjunction with take in kind contracts for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, as shown below.

Gallons processed in conjunction with take	Three months ended September 30,		Nine months ended September 30,
in kind contracts	2014	2013	2014	2013
East Texas	—	1,392,000	318,000	13,743,000
Western Oklahoma	38,983,000	—	88,001,000	—

(8)                                 Includes natural gas gathered in Western Oklahoma and from the Granite Wash formation in the Texas Panhandle as management considers this one integrated area of operations.

(9)                                 The Buffalo Creek plant began operations in February 2014.

(10)                          The natural gas processing in Southeast Oklahoma is outsourced to our joint venture Centrahoma or other third-party processors.

(11)                          Excludes lateral pipelines where revenue is not based on throughput.

(12)                          Excludes Hydrogen volumes.

Liquidity and Capital Resources

Our primary strategy is to expand our asset base through organic growth projects and selective third-party acquisitions that are accretive to our cash available for distribution per common unit.

Our 2014 capital plan is summarized in the table below (in millions):

	2014 Full Year Plan		Actual
			Nine months ended
	Low	High	September 30, 2014
Total growth capital (1)	$2,550	$2,900	$1,945
Joint venture partner’s estimated share of growth capital	(550)	(600)	(393)
Partnership share of growth capital	$2,000	$2,300	$1,552

(1)                                 Growth capital includes expenditures made to expand the existing operating capacity to increase volumes gathered, processed, transported or fractionated, or to decrease operating expenses, within our facilities. Growth capital also includes costs associated with new well connections. In general, growth capital includes costs that are expected to generate additional or new cash flow for the Partnership. Growth capital excludes expenditures for third-party acquisitions and equity investment.  Growth capital actual includes four months of capital of approximately $188 million related to Ohio Gathering, our unconsolidated affiliate effective June 1, 2014. Maintenance capital was approximately $15.1 million for the nine months ended September 30, 2014.  Maintenance capital includes capital expenditures made to maintain our operating capacity and asset base.

Management believes that the cash requirements to meet operating expenses and pay distributions to our unitholders will be funded by cash generated from our operations.

Management believes that expenditures for our capital projects can be funded with current cash balances, proceeds from equity or debt offerings, contributions from joint venture partners, cash flows from operations and our current borrowing capacity under the Credit Facility. Our access to capital markets can be impacted by factors outside our control, which include, but are not limited to, general economic conditions and the rights of our Class B unitholders to participate in any future equity offerings we may commence following the conversion of the Class B units into common units; however, we believe that our strong cash flows and balance sheet, our Credit Facility and our credit rating will provide us with adequate access to the capital markets to fund our expected cash needs. Any new borrowing cost would be affected by market conditions and long-term debt ratings assigned by independent rating agencies. As of October 29, 2014, our credit ratings for our Senior Notes were Ba2 with a Stable outlook by Moody’s Investors Service and BB with a Stable outlook by Standard & Poor’s. Our Credit Facility is investment grade rated BBB- by Standard & Poor’s.  Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Debt Financing Activities

On March 20, 2014, we amended the Credit Facility to increase the total borrowing capacity to $1.3 billion, extend the maturity by approximately 18 months to March 20, 2019, amend the pricing terms, expand the existing accordion option from $250 million to $500 million and provide us with the right to release collateral securing the Credit Facility once our Index Debt has received an investment grade rating from Standard & Poor’s equal to or more favorable than BBB- (stable) and from Moody’s equal to or more favorable than Baa3 (stable) and our Total Leverage Ratio (as defined in the Credit Facility) is not greater than 5.00 to 1.00.  We incurred approximately $2.0 million of deferred financing costs associated with modifications of the Credit Facility during the nine months ended September 30, 2014.

The borrowings under the Credit Facility bear interest at a variable interest rate, plus a margin. The variable interest rate is based either on the London interbank market rate (“LIBO Rate Loans”) or the higher of (a) the prime rate set by the Credit Facility’s administrative agent, (b) the Federal Funds Rate plus 0.50% and (c) the rate for LIBO Rate Loans for a one month interest period plus 1% (“Alternate Base Rate Loans”). Prior to the Collateral Release Date, the margin is determined by our Total Leverage Ratio, ranging from 0.5% to 1.5% for Alternate Base Rate Loans and from 1.5% to 2.5% for LIBO Rate Loans. After the Collateral Release Date, the margin is determined by the credit rating for our Index Debt issued by Moody’s and Standard & Poor’s, ranging from 0.125% to 1% for Alternate Base Rate Loans and from 1.125% to 2% for LIBO Rate Loans.  We may utilize up to $150.0 million of the Credit Facility for the issuance of letters of credit and $10.0 million for shorter-term swingline loans.

Significant financial covenants under the Credit Facility include the Interest Coverage Ratio (as defined in the Credit Facility), which must be greater than 2.50 to 1.0 and the Total Leverage Ratio, which must be less than 5.5 to 1.0 prior to December 31, 2014, and thereafter until the Collateral Release Date the maximum permissible Total Leverage Ratio will be 5.25 to 1.0.  The Total Leverage Ratio at any fiscal quarter-end on or after the Collateral Release Date shall not be greater than 5.00 to 1.00.

Under the provisions of the Credit Facility, we are subject to a number of restrictions and covenants. As of September 30, 2014, we were in compliance with all of our debt covenants and we expect to remain in compliance for at least the next twelve months. These covenants are used to calculate the available borrowing capacity on a quarterly basis. As of October 29, 2014, we had approximately $100 million borrowings outstanding and approximately $11.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $1,188.7 million of unused capacity, all of which was available for borrowing based on financial covenant requirements.

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

The Credit Facility limits our ability to enter into transactions with parties that require margin calls under certain derivative instruments. Under the Credit Facility, neither we nor the bank can require margin calls for outstanding derivative positions. As of October 29, 2014, all of our financial derivative positions are with members of the syndicated bank group and are not subject to margin deposit requirements. We believe this arrangement gives us additional liquidity as it allows us to enter into derivative instruments without utilizing cash for margin calls or requiring the use of letters of credit.  We believe the recent Dodd-Frank legislation will not change our ability to enter into derivatives without utilizing margin calls.

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

Equity Financing Activities

Our public equity offerings for the nine months ended September 30, 2014 are summarized in the table below (in millions).

	Three months ended March 31, 2014		Three months ended June 30, 2014		Three months ended September 30, 2014		Nine months ended September 30, 2014
	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds
September 2013 ATM (1)	4.2	$272	—	$—	—	$—	4.2	$272
March 2014 ATM (2)	—	—	7.0	440	4.9	342	11.9	782
Total	4.2	$272	7.0	$440	4.9	$342	16.1	$1,054

(1)         On September 5, 2013, we and M&R MWE Liberty L.L.C. (the “Selling Unitholder”) entered into an Equity Distribution Agreement with the 2013 Manager that established the September 2013 ATM pursuant to which we could have sold from time to time through the 2013 Manager, as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $1 billion. In addition, the Selling Unitholder may sell from time to time through the 2013 Manager up to 794,761 common units. During the nine months ended September 30, 2014, we incurred approximately $4 million in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes. During the nine months ended September 30, 2014, the Selling Unitholder sold an aggregate of 222,897 of their common units under the September 2013 ATM, receiving net proceeds of approximately $14.3 million after deducting approximately $0.1 million in manager fees. We completed the September 2013 ATM on March 31, 2014.

(2)         On March 11, 2014, we and the Selling Unitholder entered into an Equity Distribution Agreement with the 2014 Managers that established the March 2014 ATM pursuant to which we may sell from time to time through the 2014 Managers, as our sales agents, common units having an aggregate offering price of up to $1.2 billion.  In addition, the Selling Unitholder may sell from time to time through the 2014 Managers up to 4,031,075 common units (including 3,990,878 common units that were issued on July 1, 2014). During the three and nine months ended September 30, 2014, we incurred approximately $2 million and $5 million, respectively, in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes.  We completed the March 2014 ATM in October 2014.

Joint Venture Arrangements

Pursuant to the Amended Utica LLC Agreement, EMG was obligated to fund the first $950.0 million of capital required by MarkWest Utica EMG and they completed this funding commitment in May 2013. We began funding MarkWest Utica EMG in July 2013 and have contributed approximately $981.1 million as of September 30, 2014. We were required to contribute 100% of the additional capital required by MarkWest Utica EMG until the aggregate contributions from us and EMG reached $2.0 billion, which is expected to occur in November 2014. After the $2.0 billion was reached and until the Second Equalization Date, EMG has the option to contribute up to 10% of any additional capital required by MarkWest Utica EMG, and we are required to fund the remaining capital.  For further discussion of the funding requirements of MarkWest Utica EMG, see Note 3 of the Notes to these Condensed Consolidated Financial Statements. In December 2013, we and EMG formed Utica Condensate. EMG was obligated to provide the initial funding to Utica Condensate, up to the first $100 million, until September 1, 2014 and was expected to provide 45% of the total capital required after that date during 2014. See Note 3 of the Notes to these Condensed Consolidated Financial Statements for further discussion of the funding obligations for Utica Condensate.

Effective September 1, 2014, Summit exercised the Ohio Gathering Option and increased its equity ownership from less than 1% to approximately 40% through a cash investment of approximately $341.1 million.

Liquidity Risks and Uncertainties

Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance. That, in turn, will be affected by prevailing economic conditions in our industry, as well as financial, business and other factors, some of which are beyond our control.

Due to our significant growth strategy and the length of the construction period for our assets, we spend a significant amount of capital prior to the realization of the revenue from our expansion projects. Many factors could impact our ability to generate the expected revenue and the timing of that revenue from our expansion projects, including:

•                  unexpected changes in the production from our producer customers’ wells or in our producer customers’ drilling schedules, although this impact may be mitigated where we have minimum volume commitments;

•                  unexpected outages or downtime at our facilities or at upstream or downstream third-party facilities;

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

If we are unable to generate the expected revenue from our expansion projects, our liquidity would be adversely impacted, which may also impact our ability to meet our financial and other covenants under our Credit Facility and indentures governing the Senior Notes.

In order to access alternative NGL market outlets for the increasing supply of NGLs produced in the United States, we may be required to make significant minimum volume commitments for transportation or terminalling capacity with take or pay payments or deficiency fees if the minimum volume is not delivered.  In many cases, we market NGLs on behalf of our producer customers, and as a result, we may make such commitments on behalf of our producer customers, and we expect to be able to pass such commitments through to our producer customers.  However, if we were unable to do so, our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions may also be adversely impacted.

Cash Flow

The following table summarizes cash inflows (outflows) (in thousands):

	Nine months ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$496,080	$330,659	$165,421
Net cash used in investing activities	(1,615,045)	(2,186,307)	571,262
Net cash provided by financing activities	1,131,696	1,838,045	(706,349)

Net cash provided by operating activities increased primarily due to a $173.8 million increase in segment operating income before items not allocated to segments as a result of our expanded operations in most segments.

Net cash used in investing activities decreased primarily due to $341.1 million in proceeds related to the exercise of the Ohio Gathering Option by Summit, a decrease in capital expenditures of $404.8 million and $225.2 million from the 2013 acquisition of Buffalo Creek Acquisition, partially offset by proceeds of approximately $208.1 million, net of cash paid for third party transaction fees primarily from the Sherwood gathering asset sale in 2013, a $197.3 increase in cash contributions to our equity method investments and a release of $15.5 million of restricted cash in 2013.

Net cash provided by financing activities decreased primarily due to a $685.2 million decrease in contributions from non-controlling interest holders as EMG completed its initial funding of MarkWest Utica EMG in May 2013, a $100.7 million increase in distributions to unitholders due to an increase in units primarily due to the conversion of 4 million of Class B to common units in July 2014 and July 2013, as well as higher distribution amounts paid, partially offset by a $70.5 million increase in net borrowings.

Insurance Receivable

As of September 30, 2014, we recognized an insurance receivable of approximately $6.1 million related to claims made for the Wetzel County Slips.  In October 2014, we settled the claims made for the Wetzel County Slips and as a result we will recognize an additional $9.7 million in the quarter ended December 31, 2014.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of September 30, 2014, our purchase obligations were $460.5 million compared to our obligations of $681.8 million as of December 31, 2013. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

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

Total Obligation (1)	Due in 2014	Due in 2015-2016	Due in 2017-2018	Thereafter

$643,823	$6,312	$99,947	$134,672	$402,892

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

Estimates are used in accounting for, among other items, valuing identified intangible assets; evaluating impairments of long-lived assets, goodwill and equity investments; risk management activities and derivative financial instruments; accounting for significant embedded derivatives; VIEs; acquisitions and income taxes.

There have not been any material changes during the nine months ended September 30, 2014 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Commodity Price Risk

The information about commodity price risk for the nine months ended September 30, 2014 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2013.

Outstanding Derivative Contracts

The following table provides information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at September 30, 2014, including the weighted average prices (“WAVG”):

WTI Crude Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2014	1,415	$90.03	$108.52	$388

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2014	768	$92.51	$163
2015	1,205	90.09	935

Propane Collars	Volumes (Gal/d)	WAVG Floor (Per Gal)	WAVG Cap (Per Gal)	Fair Value (in thousands)
2015 (Jan. – Mar.)	7,464	$0.95	$1.18	$6

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	115,669	$0.93	$(1,272)

Isobutane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	15,492	$1.47	$337

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	48,149	$1.36	$644

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole price risk at September 30, 2014, including the WAVG:

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2014	149	88.62	$(22)

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2014	8,523	$5.05	$(811)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	173,050	$1.09	$612

Isobutane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	7,363	$1.46	$154

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	19,981	$1.40	$356

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	7,086	$2.33	$244

The following tables provide information on the volume of MarkWest Liberty Midstream’s commodity derivative activity for positions related to long liquids price risk at September 30, 2014, including the WAVG:

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2014	353	$90.75	$18

Propane Collars	Volumes (Bbl/d)	WAVG Floor (Per Bbl)	WAVG Cap (Per Bbl)	Fair Value (in thousands)
2015 (Jan. – Mar.)	21,863	$0.95	$1.18	$18

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	150,786	$1.08	$432
2015 (Jan. – Mar.)	49,913	$1.08	123

Isobutane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	8,914	$1.47	$194

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	25,915	$1.37	$400

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2014	32,855	$2.12	$517

Embedded Derivatives in Commodity Contracts

We have a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative (gain) loss related to purchased product costs. In February 2011, we executed agreements with the producer to extend the commodity contract and the related processing agreement from September 30, 2015 to December 31, 2022. As of September 30, 2014, the estimated fair value of this contract was a liability of $83.8 million and the recorded value was a liability of $30.3 million. The recorded liability does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception on February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2014 (in thousands):

Fair value of commodity contract	$83,791
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of September 30, 2014	$30,284

We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at one of our plant locations through the fourth quarter of 2014. The value of the derivative component of this contract is marked to market through Derivative gain related to facility expenses. As of September 30, 2014, the estimated fair value of this contract was an asset of $0.4 million.

Interest Rate Risk

Our primary interest rate risk exposure results from our Credit Facility, which has a borrowing capacity of $1.3 billion. The applicable interest rate for our Credit Facility was a variable rate of 2.4% for $250 million and a variable rate of 4.5% for $275.9 million at September 30, 2014. As of October 29, 2014, we had $100 million in borrowings outstanding on our Credit Facility. The debt under the Credit Facility bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of borrowing.

We may make use of interest rate swap agreements in the future to adjust the ratio of fixed and floating rates in our debt portfolio; however, we had no interest rate swaps outstanding as of September 30, 2014. Our debt portfolio as of September 30, 2014 is shown in the following table.

Long-Term Debt	Interest Rate	Lending Limit	Due Date	Outstanding at September 30, 2014
Credit Facility	Variable	$1.3 billion	March 2019	$525.9 million
2020 Senior Notes	Fixed	$500.0 million	November 2020	$500 million
2021 Senior Notes	Fixed	$325.0 million	August 2021	$325.0 million
2022 Senior Notes	Fixed	$455.0 million	September 2022	$455.0 million
2023A Senior Notes	Fixed	$750.0 million	February 2023	$750.0 million
2023B Senior Notes	Fixed	$1.0 billion	July 2023	$1.0 billion

Based on our overall interest rate exposure at September 30, 2014, a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under our Credit Facility would change pre-tax earnings by approximately $5.3 million over a twelve-month period. Based on our overall interest rate exposure at October 29, 2014, a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under our Credit Facility would change pre-tax earnings by approximately $1.0 million over a twelve-month period.

Credit Risk

The information about our credit risk for the three and nine months ended September 30, 2014 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), as of September 30, 2014. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.  Other Information

On September 8, 2014, we received a second comment letter from the staff of the Division of Corporation Finance of the SEC (the “Staff”) with respect to a routine review of our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2013.  This letter requested us to respond to questions related to whether we are required to separately disclose in our statements of operations the sale of tangible products from revenue earned from services, management’s evaluation of control deficiencies related to an immaterial restatement in 2013 related to deconsolidating a previously consolidated Variable Interest Entity, and whether disaggregated product and service revenue information was available to report in our segment related disclosures.  We submitted our written response to the Staff on September 26, 2014 and are awaiting a response from the Staff.

Depending upon the ultimate outcome of our discussions with the Staff, we may reach a determination to supplement our future financial disclosures, revise or restate prior financial disclosures or that no changes are necessary. Based on our assessment of the comments and discussions to date, we do not believe that our previously reported total revenues, net income or earnings before interest, taxes, depreciation and amortization reported would change in any material respect.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with construction activities in eastern Ohio, MarkWest Utica EMG experienced incidents of inadvertent returns of a bentonite clay solution used during construction of borings under areas primarily involving reclaimed strip coal mine lands. MarkWest Utica EMG self-reported these incidents to the Ohio Environmental Protection Agency (“OEPA”) and has remediated any impacts from these bentonite-clay inadvertent returns. There was no adverse impact on human health from these incidents and the impact to the receiving areas was a temporary physical sedimentation impact, without any chemicals or additives involved.  OEPA and MarkWest Utica EMG entered into an Administrative Order to settle all issues associated with the reported inadvertent returns under which MarkWest agreed to pay a civil penalty of $95,000 and agreed to establish a conservation/hunting easement for a wetland in the inadvertent return area and fund certain municipal and educational projects.

On March 21, 2014, MarkWest Liberty Midstream received a Draft Consent Order from the West Virginia Department of Environmental Protection (“WVDEP”) incorporating 16 separate inspections in 2013 of various operations and construction sites with claimed regulatory violations relating to erosion and sediment control measures, the Wetzel County Slips and associated issues, pipeline borings and other disparate matters. The Draft Consent Order aggregates those matters and proposes a total aggregate administrative penalty of $115,120 for all of the various alleged claims, as well as the development of an approved remediation plan and certain provisions for approval of pipeline boring plans and other construction related activities in West Virginia going forward. MarkWest Liberty Midstream believes there are substantial defenses and disputable issues regarding the alleged claims, remedial action plans and the proposed penalty as set forth in the Draft Consent Order and MarkWest Liberty Midstream has and will continue to assert those defenses and issues in discussions with WVDEP.

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

Item 6. Exhibits

3.1	Certificate of Limited Partnership of MarkWest Energy Partners, L.P. (incorporated by reference to the Registration Statement (No. 333-81780) on Form S-1 filed January 31, 2002).

3.2	Certificate of Formation of MarkWest Energy GP, L.L.C. (incorporated by reference to the Registration Statement (No. 333-81780) on Form S-1 filed January 31, 2002).

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

12.1*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Taxonomy Extension Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: November 5, 2014		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014		/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2014		/s/ PAULA L. ROSSON
Paula L. Rosson
Senior Vice President & Chief Accounting Officer
(Principal Accounting Officer)