Form 10-Q/A
period 2013-06-30
MARKWEST ENERGY PARTNERS L P
filed 2014-11-14
CIK 1166036

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends MarkWest Energy Partners, L.P.’s (the “Partnership”) Quarterly Report on Form 10-Q for the six months ended June 30, 2013, as originally filed, with the United States Securities and Exchange Commission (“SEC”) on August 7, 2013 (the “Original Filing”). The Partnership is filing Amendment No. 1 in response to comments received from the Staff of the Division of Corporation Finance of the SEC solely to amend:

•                  Part I - Item 4 “Controls and Procedures” to describe a material weakness identified subsequent to the Original Filing that existed in 2009 through March 31, 2013 and thus internal control over financial reporting was ineffective during those periods; to describe that the disclosure controls and procedures were also ineffective during those periods and the quarter ended June 30, 2013; and to describe the remedial actions taken by the Partnership in response to the identified material weakness and ineffective disclosure controls and procedures; and

•                  Part II - Item 6 “Exhibits” to indicate that the new certifications by the Partnership’s principal executive and principal financial officer, as required by Rule 12b-15, are filed as exhibits to this Amendment.

Amendment No. 1 does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit of additions to or revisions of existing controls and procedures.

Under the supervision of the Partnership’s Chief Executive Officer and Chief Financial Officer and with participation of our disclosure review committee appointed by such officers, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation in connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level (this conclusion has been changed as described below). This evaluation included consideration of an error that was identified by our internal control procedures in May 2013 related to our variable interest entity (“VIE”) consolidation accounting for MarkWest Pioneer, L.L.C. (“Pioneer”), which had been consolidated since its inception in the second quarter of 2009. The relevant accounting literature governing VIEs is highly complex and requires the exercise of significant judgment in determining whether an entity is a VIE and whether that VIE should be consolidated. Our control to review VIEs and determine whether to consolidate or report as an equity method investment failed in this instance because we did not appropriately analyze the rights of other joint venture partners.  In May 2013, while reviewing an amendment to another joint venture partner agreement, we determined certain facts and circumstances were similar to Pioneer and challenged our original conclusions.  As a result, we changed our conclusion on the appropriateness of consolidating Pioneer, and concluded that the investment in Pioneer was a VIE but should have been accounted for as an equity method investment since its inception.

As a result of this change in conclusion regarding consolidation of Pioneer, we were required to test Pioneer for impairment utilizing a different set of accounting standards that apply to equity method investments, and we concluded that a $39.2 million impairment charge would have been recorded in 2009 if Pioneer had been accounted for as an equity investment in 2009.  The error, which was disclosed and corrected in our Annual Report on Form 10-K for the year ended December 31, 2013, was not material to our 2011, 2012 or 2013 financial statements (an immaterial restatement).  The error represented approximately 1% of our total revenues and had no impact to Net income attributable to the Partnership’s unitholders for the years ended December 31, 2012 and 2011.  The error represented less than 5% of our total assets, had no impact on current liabilities, and represented 3% and 7% of our total equity, for the years ended December 31, 2012 and 2011, respectively.

Given this change in conclusion, we have now determined that there was a reasonable possibility our internal control over financial reporting existing at the time would not have prevented or detected a material misstatement of the financial statements. Accordingly, we have concluded that a material weakness in our internal control over financial reporting specifically related to consolidation of VIEs existed during the periods ended December 31, 2009, 2010, 2011 and 2012 and March 31, 2013 and therefore our internal control over financial reporting and our disclosure controls and procedures were ineffective for those periods.  This identified material weakness, which was limited to VIE consolidation guidance, could have potentially resulted in a material misstatement of total assets, current liabilities and revenue. However, this material weakness did not have a pervasive effect on internal control over financial reporting, as it was limited to the determination as to whether a VIE should be consolidated or treated as an equity method investment.

We believe our internal control over financial reporting was operating effectively as of June 30, 2013 and the material weakness has been remediated and was further augmented by the following enhancements:

•                  Our internal control related to VIE consolidation detected the error in May 2013.

•                  We have continued to form or participate in joint venture arrangements since 2009 and continue to focus on the accounting and internal control over financial reporting with respect to joint venture entities through reviews performed by our Director of Technical Accounting and Chief Accounting Officer.

•                  We have developed greater experience with VIE accounting guidance.  In 2009, the assigned accountants assessing our VIE-related accounting each had less than two years of VIE experience.  In 2013, three of the four accountants assessing our VIE-related accounting had three to seven years of VIE experience.

•                  We also enhanced our employee training regarding these matters by including specific on the job training related to VIE governance issues that are similar to our previous VIE evaluations.  In 2013, this policy was modified to more clearly outline considerations applicable to the potential rights of joint venture partners that can impact the consolidation conclusion.

•                  We also improved our VIE consolidation control by expanding the discussion of VIE considerations in our internal control contract review documentation to more clearly document the internal control procedures that had been performed and detected the error.  This documentation specifies the types of contractual provisions and rights between the VIE parties that our accounting staff are required to identify and evaluate in analyzing the appropriate accounting treatment for VIEs and which were utilized by us in our decision to deconsolidate Pioneer.

During the second quarter of 2013, based on the augmentation of our existing internal control procedures related to our accounting for VIEs as described above, as well as our confirmation of the appropriateness of our new treatment of Pioneer and our existing treatment of our other VIEs, we concluded that the material weakness described above had been remediated. However, we did not disclose the identification of the material weakness or the enhancements to our VIE consolidation documentation as changes in internal control over financial reporting related to the identification and remediation of the material weakness in accordance with the requirements of Item 308 of Regulation S-K in our Original Filing as we initially concluded that the enhancements did not, and were not reasonably likely to materially affect our internal control over financial reporting.

Therefore, in conjunction with the filing of this Amendment No. 1, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2013. Based on this re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were ineffective as of June 30, 2013 in the manner described above.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

*           Filed as part of the Original Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: November 14, 2014		/s/ PAULA L. ROSSON
Paula L. Rosson
Senior Vice President & Chief Accounting Officer
(Principal Accounting Officer)