Form 10-Q
period 2015-03-31
MARKWEST ENERGY PARTNERS L P
filed 2015-05-06
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 29, 2015, the number of the registrant’s common units and Class B units outstanding were 186,751,224 and 11,972,634, respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents ($98,032 and $73,300, respectively)	$236,284	$108,887
Restricted cash	10,000	20,000
Receivables, net ($18,542 and $22,722, respectively)	264,125	302,259
Receivables from unconsolidated affiliates, net ($0 and $30, respectively)	5,669	7,097
Inventories ($2,922 and $2,434, respectively)	27,718	31,749
Fair value of derivative instruments	19,164	20,921
Deferred income taxes	10	9
Other current assets ($6,472 and $9,511, respectively)	34,754	46,731
Total current assets	597,724	537,653

Property, plant and equipment ($1,461,209 and $1,411,797, respectively)	10,259,868	9,923,524
Less: accumulated depreciation ($72,383 and $56,987, respectively)	(1,370,931)	(1,270,624)
Total property, plant and equipment, net	8,888,937	8,652,900

Other long-term assets:
Investment in unconsolidated affiliates ($724,284 and $696,784, respectively)	838,766	805,633
Intangibles, net of accumulated amortization of $355,715 and $350,327, respectively	776,532	809,277
Goodwill	79,729	82,411
Deferred financing costs, net of accumulated amortization of $32,984 and $31,298, respectively	58,336	52,919
Deferred contract cost, net of accumulated amortization of $3,250 and $3,198, respectively	20,000	20,052
Fair value of derivative instruments	10,291	16,507
Other long-term assets ($664 and $664, respectively)	3,452	3,426
Total assets	$11,273,767	$10,980,778

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable ($28,246 and $28,021, respectively)	$233,929	$270,997
Accrued liabilities ($16,426 and $48,793, respectively)	273,750	360,006
Deferred income taxes	332	239
Fair value of derivative instruments	187	—
Payables to unconsolidated affiliates, net ($8,774 and $5,500, respectively)	11,295	8,621
Total current liabilities	519,493	639,863

Deferred income taxes	353,351	357,260
Long-term debt, net premium and discount of $4,463 and $6,196, respectively	4,184,463	3,621,404
Other long-term liabilities	165,632	169,012

Commitments and contingencies (Note 11)

Equity:
Common units (186,751 and 186,553 common units issued and outstanding, respectively)	4,584,275	4,758,243
Class B units (11,973 units issued and outstanding)	451,519	451,519
Non-controlling interest in consolidated subsidiaries	1,015,034	983,477
Total equity	6,050,828	6,193,239
Total liabilities and equity	$11,273,767	$10,980,778

Asset and liability amounts in parentheses represent the portion of the condensed consolidated balance attributable to a VIE.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended March 31,
	2015	2014
Revenue:
Product sales	$167,937	$322,369
Service revenue	292,025	194,074
Derivative gain (loss)	7,368	(3,967)
Total revenue	467,330	512,476

Operating expenses:
Purchased product costs	123,484	211,564
Derivative loss (gain) related to purchased product costs	4,540	(7,798)
Facility expenses	91,816	83,705
Derivative gain related to facility expenses	—	(268)
Selling, general and administrative expenses	34,635	35,290
Depreciation	119,592	101,929
Amortization of intangible assets	15,826	15,978
Impairment expense	25,523	—
Gain on disposal of property, plant and equipment	(811)	(93)
Accretion of asset retirement obligations	193	168
Total operating expenses	414,798	440,475

Income from operations	52,532	72,001

Other income (expense):
Equity in earnings from unconsolidated affiliates	512	250
Interest expense	(50,057)	(40,984)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,635)	(2,824)
Miscellaneous income, net	48	19
Income before provision for income tax	1,400	28,462

Provision for income tax expense (benefit):
Current	39	345
Deferred	(4,160)	12,201
Total provision for income tax	(4,121)	12,546

Net income	5,521	15,916

Net income attributable to non-controlling interest	(14,604)	(3,424)
Net (loss) income attributable to the Partnership’s unitholders	$(9,083)	$12,492

Net (loss) income attributable to the Partnership’s common unitholders per common unit:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.07

Weighted average number of outstanding common units:
Basic	186,685	158,808
Diluted	186,685	175,488

Cash distribution declared per common unit	$0.90	$0.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Units		Class B Units		Non- controlling
	Units	Amount	Units	Amount	Interest	Total Equity
December 31, 2014	186,553	$4,758,243	11,973	$451,519	$983,477	$6,193,239
Distributions paid	—	(168,718)	—	—	(9,567)	(178,285)
Contributions from non-controlling interest	—	—	—	—	19,571	19,571
Sale of equity interest in a joint venture	—	—	—	—	11,319	11,319
Transfer of interest due to sale of joint venture	—	4,370	—	—	(4,370)	—
Share-based compensation activity	198	(194)	—	—	—	(194)
Deferred income tax impact from changes in equity	—	(343)	—	—	—	(343)
Net (loss) income	—	(9,083)	—	—	14,604	5,521
March 31, 2015	186,751	$4,584,275	11,973	$451,519	$1,015,034	$6,050,828

	Common Units		Class B Units		Non- controlling		Redeemable Non- controlling Interest (Temporary
	Units	Amount	Units	Amount	Interest	Total Equity	Equity)
December 31, 2013	157,766	$3,476,295	15,964	$602,025	$719,813	$4,798,133	$235,617
Issuance of units in public offerings, net of offering costs	4,249	271,880	—	—	—	271,880	—
Distributions paid	—	(136,405)	—	—	(90)	(136,495)	—
Redeemable non-controlling interest classified as temporary equity	—	—	—	—	104,052	104,052	(104,052)
Share-based compensation activity	210	(2,881)	—	—	—	(2,881)	—
Deferred income tax impact from changes in equity	—	(7,874)	—	—	—	(7,874)	—
Net income	—	12,492	—	—	3,424	15,916	—
March 31, 2014	162,225	$3,613,507	15,964	$602,025	$827,199	$5,042,731	$131,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,521	$15,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119,592	101,929
Amortization of intangible assets	15,826	15,978
Impairment expense	25,523	—
Amortization of deferred financing costs and debt discount	1,635	2,824
Accretion of asset retirement obligations	193	168
Amortization of deferred contract cost	52	875
Phantom unit compensation expense	5,923	6,043
Equity in earnings from unconsolidated affiliates	(512)	(250)
Distributions from unconsolidated affiliates	14,938	1,369
Unrealized loss (gain) on derivative instruments	8,160	(11,820)
Gain on disposal of property, plant and equipment	(811)	(93)
Deferred income taxes	(4,160)	12,201
Changes in operating assets and liabilities, net of working capital acquired:
Receivables	38,630	(3,132)
Receivables from unconsolidated affiliates	1,428	—
Inventories	4,477	(6,303)
Other current assets	11,977	1,922
Accounts payable and accrued liabilities	(47,077)	(29,798)
Payables to unconsolidated affiliates	2,674	—
Other long-term assets	(26)	460
Other long-term liabilities	(3,029)	4,084
Net cash provided by operating activities	200,934	112,373

Cash flows from investing activities:
Restricted cash	10,000	—
Capital expenditures	(438,271)	(587,120)
Investment in unconsolidated affiliates	(47,426)	(7,498)
Proceeds from disposal of property, plant and equipment	857	19,144
Net cash flows used in investing activities	(474,840)	(575,474)

Cash flows from financing activities:
Proceeds from public equity offerings, net	—	271,880
Proceeds from Credit Facility	601,900	377,300
Payments of Credit Facility	(699,500)	—
Proceeds from long-term debt	660,563	—
Payments for debt issuance costs, deferred financing costs and registration costs	(7,000)	(1,890)
Proceeds from sale of equity interest in joint venture	10,823	—
Contributions from non-controlling interest	19,571	—
Payments of SMR liability	(652)	(594)
Cash paid for taxes related to net settlement of share-based payment awards	(6,117)	(8,924)
Payment of distributions to common unitholders	(168,718)	(136,405)
Payment of distributions to non-controlling interest	(9,567)	(90)
Net cash flows provided by financing activities	401,303	501,277

Net increase in cash and cash equivalents	127,397	38,176
Cash and cash equivalents at beginning of period	108,887	85,305
Cash and cash equivalents at end of period	$236,284	$123,481

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature.  Finally, results for the three months ended March 31, 2015 are not necessarily indicative of results for the full year 2015 or any other future period.

The Partnership’s unaudited condensed consolidated financial statements include all majority-owned or controlled subsidiaries. In addition, MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), a VIE for which the Partnership has been determined to be the primary beneficiary, is included in the condensed consolidated financial statements (See Note 3). Intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in MarkWest Pioneer, L.L.C. (“MarkWest Pioneer”) and Centrahoma Processing, LLC (“Centrahoma”), in which the Partnership exercises significant influence but does not control and does not have a controlling financial interest, are accounted for using the equity method.  The Partnership’s investments in Ohio Gathering Company L.L.C. (“Ohio Gathering”) and MarkWest Utica EMG Condensate L.L.C. (“Utica Condensate”), each VIEs, in which the Partnership exercises significant influence but in which the Partnership does not control and is not the primary beneficiary, are also accounted for using the equity method.

2.  Recent Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) that will modify current consolidation guidance. ASU 2015-02 makes changes to both the variable interest model and the voting interest model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. ASU 2015-02 is effective for the Partnership as of January 1, 2016 and early adoption is permitted. The Partnership is in the early stages of evaluating ASU 2015-02 and has not yet determined the impact on the Partnership’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03-Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) that will modify the presentation of debt issuance costs such that they are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  ASU 2015-03 is effective for the Partnership as of January 1, 2016 and early adoption is permitted. The Partnership is in the early stages of evaluating ASU 2015-03 and has not yet determined the impact on the Partnership’s consolidated financial statements.

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

In February 2013, the Members entered into the Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG (“Amended Utica LLC Agreement”) which replaced the original agreement. Pursuant to the Amended Utica LLC Agreement, the aggregate funding commitment of EMG Utica increased to $950.0 million (the “Minimum EMG Investment”).  EMG Utica was required to fund all capital until the Minimum EMG Investment was satisfied, which occurred in May 2013. After EMG Utica funded the Minimum EMG Investment, the Partnership was required to fund, as needed, 100% of future capital for MarkWest Utica EMG until such time as the aggregate capital that had been contributed by the Members reached $2.0 billion, which occurred in November 2014. Until such time as the investment balances of the Partnership and EMG Utica are in the ratio of 70% and 30%, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica has the right, but not the obligation, to fund up to 10% of each capital call for MarkWest Utica EMG, and the Partnership will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, the Partnership and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of March 31, 2015, EMG Utica has contributed $985.0 million and the Partnership has contributed approximately $1,364.7 million to MarkWest Utica EMG.  As of March 31, 2015, the investment balances of the Partnership and EMG Utica are in the ratio of 58% and 42%, respectively.

Under the Amended Utica LLC Agreement, after EMG Utica has contributed more than $500.0 million to MarkWest Utica EMG and prior to December 31, 2016, EMG Utica’s investment balance will also be increased by a quarterly special non-cash allocation of income (“Preference Amount”) that is based upon the amount of capital contributed by EMG Utica in excess of $500.0 million. No Preference Amount will accrue to EMG Utica’s investment balance after December 31, 2016. EMG Utica received a special non-cash allocation of income of approximately $10.3 million and approximately $8.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

The Partnership has determined that MarkWest Utica EMG does not meet the business scope exception to be excluded as a VIE due to the unique investment structure, discussed above, which creates a de-facto agent relationship between the members, as EMG Utica has funded portions of the Partnership’s ownership in MarkWest Utica EMG. MarkWest Utica EMG’s inability to fund its planned activities without additional subordinated financial support qualifies it to be a VIE. The Partnership has concluded that it is the primary beneficiary of MarkWest Utica EMG. As the primary beneficiary of MarkWest Utica EMG, the Partnership consolidates the entity and recognizes non-controlling interest and redeemable non-controlling interest. The decision to consolidate MarkWest Utica EMG is re-evaluated quarterly and is subject to change. Upon the earlier of December 31, 2016 and the date on which the Partnership’s investment balance equals 60% of the aggregate investment balances of the Members, a de-facto agent relationship between the members will no longer exist.

The assets of MarkWest Utica EMG are the property of MarkWest Utica EMG and are not available to the Partnership for any other purpose, including as collateral for its secured debt (See Notes 9 and 15). MarkWest Utica EMG’s asset balances can only be used to settle its own obligations. The liabilities of MarkWest Utica EMG do not represent additional claims against the Partnership’s general assets and the creditors or beneficial interest holders of MarkWest Utica EMG do not have recourse to the general credit of the Partnership. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the three months ended March 31, 2015 and 2014.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

Ohio Gathering

Ohio Gathering is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Prior to June 1, 2014, MarkWest Utica EMG, as the primary beneficiary of a VIE, consolidated Ohio Gathering.  Effective June 1, 2014 (“Summit Investment Date”), Summit Midstream Partners (“Summit”) exercised its option (“Ohio Gathering Option”) and increased its equity ownership (“Summit Equity Ownership”) from less than 1% to approximately 40% through a cash investment of approximately $341.1 million that Ohio Gathering received in 2014.  MarkWest Utica EMG received $336.1 million as a distribution from Ohio Gathering as a result of the exercise of the Ohio Gathering Option.  Summit purchased its initial 1% equity interest and the Ohio Gathering Option from Blackhawk Midstream LLC (“Blackhawk”) in January 2014.  As of the Summit Investment Date, MarkWest Utica EMG was no longer deemed the primary beneficiary due to Summit’s voting rights on significant operating matters obtained as a result of its increased equity ownership in Ohio Gathering. As of the Summit Investment Date, the Partnership accounted for Ohio Gathering as an equity method investment.  As of March 31, 2015, Ohio Gathering’s net assets are reported under the caption Investment in unconsolidated affiliates on the Condensed Consolidated Balance Sheet.

For the three months ended March 31, 2014, the Partnership’s condensed consolidated results of operations include the consolidated results of operations of Ohio Gathering.  For the three months ended March 31, 2015, the Partnership, through its consolidation of MarkWest Utica EMG has reported its pro rata share of Ohio Gathering’s net income under the caption Equity in earnings from unconsolidated affiliates on the Condensed Consolidated Statements of Operations.  Ohio Gathering is considered to be a related party.  The Partnership receives engineering and construction and administrative management fee revenue and other direct personnel costs (“Operational Service” revenue) for operating Ohio Gathering.  The amount of Operational Service revenue related to Ohio Gathering for the three months ended March 31, 2015 was approximately $4.7 million and is reported as Service Revenue in the Condensed Consolidated Statements of Operations.

4. Other Equity Interests

Utica Condensate

In December 2013, the Partnership and The Energy & Minerals Group (“EMG”) (together the “Condensate Members”) executed an agreement (“Utica Condensate LLC Agreement”) to form Utica Condensate for the purpose of engaging in wellhead condensate gathering, stabilization, terminalling, storage and marketing in the state of Ohio. If Utica Condensate requires additional capital, each Condensate Member has the right, but not the obligation, to contribute capital in proportion to its ownership interest. As of March 31, 2015, the Partnership owned 55% of Utica Condensate.

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

As of March 31, 2015, Utica Condensate owned 60% of Ohio Condensate.  The Partnership sold approximately $17 million of assets under construction to Utica Condensate in December 2013 and received the $17 million in the first quarter of 2014.  The Partnership has recorded the proceeds in the Proceeds from disposal of property, plant and equipment in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014.  The amount of Operational Service revenue related to Ohio Condensate for the three months ended March 31, 2015 was approximately $1.1 million and is reported as Service revenue in the Condensed Consolidated Statements of Operations.

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

As a result of its current derivative positions, the Partnership has mitigated a portion of its expected commodity price risk through the first quarter of 2016. The Partnership would be exposed to additional commodity risk in certain situations such as if producers under deliver or over deliver product or when processing facilities are operated in different recovery modes. In the event the Partnership has derivative positions in excess of the product delivered or expected to be delivered, the excess derivative positions may be terminated.

All of the Partnership’s financial derivative positions are with financial institutions that are participating members of the Credit Facility (“participating bank group members”). Management conducts a standard credit review on counterparties to derivative contracts. There are no collateral requirements for derivative contracts among the Partnership and any participating bank group members. Specifically, the Partnership is not required to post collateral when it enters into derivative contracts with participating bank group members, as the participating bank group members have a collateral position in substantially all the wholly-owned assets of the Partnership other than MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and its subsidiaries. A separate agreement with certain participating bank group members allows MarkWest Liberty Midstream to enter into derivative positions without posting cash collateral.  The Partnership uses standardized agreements that allow for offset of certain positive and negative exposures (“master netting arrangements”) in the event of default or other terminating events, including bankruptcy.

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

As of March 31, 2015, the Partnership had the following outstanding commodity contracts that were entered into to manage cash flow risk associated with future sales of NGLs or future purchases of natural gas:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (Bbl)	Short	275,000
Natural Gas (MMBtu)	Long	486,358
NGLs (Gal)	Short	126,056,336

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative loss (gain) related to purchased product costs. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022 with the producer’s option to extend the agreement for successive five-year terms through December 31, 2032. As of March 31, 2015, the estimated fair value of this contract was a liability of $39.2 million and the recorded value was an asset of $14.3 million. The recorded asset does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative asset. See the following table for a reconciliation of the liability recorded for the embedded derivative as of March 31, 2015 (in thousands):

Fair value of commodity contract	$(39,213)
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative asset as of March 31, 2015	$14,294

The Partnership had a commodity contract that gave it an option to fix a component of the utilities cost to an index price on electricity at its plant location in the Southwest segment through the fourth quarter of 2014. Changes in the fair value of the derivative component of this contract were recognized as Derivative gain related to facility expenses.

Financial Statement Impact of Derivative Contracts

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The impact of the Partnership’s derivative instruments on its Condensed Consolidated Balance Sheets is summarized below (in thousands):

	Assets		Liabilities
Derivative instruments not designated as hedging instruments and their balance sheet location	Fair Value at March 31, 2015	Fair Value at December 31, 2014	Fair Value at March 31, 2015	Fair Value at December 31, 2014
Commodity contracts(1)
Fair value of derivative contracts — current	$19,164	$20,921	$(187)	$—
Fair value of derivative contracts — long-term	10,291	16,507	—	—
Total	$29,455	$37,428	$(187)	$—

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

	Assets			Liabilities
As of March 31, 2015	Gross Amounts of Assets in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$15,161	$(30)	$15,131	$(187)	$30	$(157)
Embedded derivatives in commodity contracts	4,003	—	4,003	—	—	—
Total current derivative instruments	19,164	(30)	19,134	(187)	30	(157)

Non-current
Embedded derivatives in commodity contracts	10,291	—	10,291	—	—	—
Total non-current derivative instruments	10,291	—	10,291	—	—	—

Total derivative instruments	$29,455	$(30)	$29,425	$(187)	$30	$(157)

	Assets			Liabilities
As of December 31, 2014	Gross Amounts of Assets in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$18,652	$—	$18,652	$—	$—	$—
Embedded derivatives in commodity contracts	2,269	—	2,269	—	—	—
Total current derivative instruments	20,921	—	20,921	—	—	—

Non-current
Embedded derivatives in commodity contracts	16,507	—	16,507	—	—	—
Total non-current derivative instruments	16,507	—	16,507	—	—	—

Total derivative instruments	$37,428	$—	$37,428	$—	$—	$—

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

The impact of the Partnership’s derivative instruments on its Condensed Consolidated Statements of Operations is summarized below (in thousands):

Derivative contracts not designated as hedging instruments and the location of	Three months ended March 31,
gain or (loss) recognized in income	2015	2014
Revenue: Derivative gain (loss)
Realized gain (loss)	$10,988	$(7,607)
Unrealized (loss) gain	(3,620)	3,640
Total revenue: derivative gain (loss)	7,368	(3,967)

Derivative (loss) gain related to purchased product costs
Realized loss	—	(114)
Unrealized (loss) gain	(4,540)	7,912
Total derivative (loss) gain related to purchased product costs	(4,540)	7,798

Derivative gain related to facility expenses
Unrealized gain	—	268
Total gain	$2,828	$4,099

6. Fair Value

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions discussed in Note 5. Money market funds, which are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets, are measured at fair value and are included in Level 1 measurements of the valuation hierarchy. The following table presents the derivative instruments carried at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$9,942	$(59)
Significant unobservable inputs (Level 3)
Commodity contracts	5,219	(128)
Embedded derivatives in commodity contracts	14,294	—
Total carrying value in Condensed Consolidated Balance Sheets	$29,455	$(187)

As of December 31, 2014	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$14,812	$—
Significant unobservable inputs (Level 3)
Commodity contracts	3,840	—
Embedded derivatives in commodity contracts	18,776	—
Total carrying value in Condensed Consolidated Balance Sheets	$37,428	$—

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of March 31, 2015. The market approach is used for valuation of all instruments.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period

Commodity contracts	Assets	Forward propane prices (per gallon) (1)	$0.52 - $0.57	Apr. 2015 - Mar. 2016

		Forward isobutane prices (per gallon) (1)	$0.63 - $0.69	Apr. 2015 - Mar. 2016

		Forward normal butane prices (per gallon) (1)	$0.59 - $0.67	Apr. 2015 - Mar. 2016

		Forward natural gasoline prices (per gallon) (1)	$1.10 - $1.12	May 2015 — Mar. 2016

	Liabilities	Forward propane prices (per gallon) (1)	$0.52 - $0.54	Apr. 2015 — Sep. 2015

		Forward isobutane prices (per gallon) (1)	$0.63 - $0.65	Apr. 2015 — Sep. 2015

		Forward normal butane prices (per gallon) (1)	$0.59 - $0.67	Apr. 2015 — Jan. 2016

		Forward natural gasoline prices (per gallon) (1)	$1.11 - $1.17	Apr. 2015 — Jun. 2015

Embedded derivative in commodity contract	Asset	Forward propane prices (per gallon) (1)	$0.52 - $0.60	Apr. 2015 - Dec. 2022

		Forward isobutane prices (per gallon) (1)	$0.63 - $0.81	Apr. 2015 - Dec. 2022

		Forward normal butane prices (per gallon) (1)	$0.59 - $0.78	Apr. 2015 - Dec. 2022

		Forward natural gasoline prices (per gallon) (1)	$1.10 - $1.22	Apr. 2015 - Dec. 2022

		Forward natural gas prices (per MMBtu) (2)	$2.46 - $3.76	Apr. 2015 - Dec. 2022

		Probability of renewal (3)	0%

(1)         NGL prices used in the valuations are generally at the lower end of the range in the early years and increase over time.

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

Embedded derivative in commodity contracts (asset and liability) - The embedded derivative asset relates to the natural gas purchase agreement embedded in a keep-whole processing agreement as discussed further in Note 5. Increases (decreases) in forward NGL prices result in an increase (decrease) in the fair value of the embedded derivative. An increase in the probability of renewal would result in an increase in the fair value of the related embedded derivative liability.

Level 3 Valuation Process

The Partnership’s Risk Management Department (the “Risk Department”) is responsible for the valuation of the Partnership’s commodity derivative contracts and embedded derivatives in commodity contracts. The Risk Department reports to the Chief Financial Officer for the oversight of the Partnership’s commodity risk management program. The members of the Risk Department have the requisite experience, knowledge and day-to-day involvement in the energy commodity markets to ensure appropriate valuations and understand the changes in the valuations from period to period. The valuations of the Level 3 commodity derivative contracts are performed by a third-party pricing service and reviewed and validated on a quarterly basis by the Risk Department by comparing the pricing and option volatilities to actual market data and/or data provided by at least one other independent third-party pricing service. The valuations for the embedded derivative in the commodity contract are completed by the Risk Department utilizing the market data and price curves provided by the third-party pricing service. For the embedded derivative in the keep-whole processing arrangement discussed in Note 5, the Risk Department must develop forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. As of March 31, 2015, the Risk Department utilized internally developed price curves for the period of April 2015 through December 2022 in the valuation of the embedded derivative in the keep-whole processing arrangement. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves.

Changes in Level 3 Fair Value Measurements

The tables below include a roll forward of the balance sheet amounts for the three months ended March 31, 2015 and 2014 (including the change in fair value) for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands):

	Three months ended March 31, 2015
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$3,840	$18,776
Total loss (realized and unrealized) included in earnings (1)	5,028	(5,782)
Settlements	(3,777)	1,300
Fair value at end of period	$5,091	$14,294

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$5,091	$(5,667)

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

(1)                                Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Revenue: Derivative gain (loss). Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative loss (gain) related to purchased product costs, Facility expenses and Derivative gain related to facility expenses.

7. Inventories

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
NGLs	$3,560	$9,687
Line fill	5,894	6,241
Spare parts, materials and supplies	18,264	15,821
Total inventories	$27,718	$31,749

8. Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets.  The Partnership’s policy is to evaluate whether there has been an impairment in the value of long-lived assets when certain events have taken place that indicate that the remaining balance may not be recoverable. The Partnership evaluates the carrying value of its property, plant and equipment and intangibles on at least a segment level and at lower levels when cash flows for specific assets can be identified.

An analysis completed during the first quarter of 2015 indicated a potential impairment of the Appleby asset grouping in the Southwest segment. Appleby is a gathering system in Nacogdoches County, Texas (“Appleby”).  In the first quarter of 2015, Appleby’s expected future cash flows were adversely impacted by declines in the forward price strip of natural gas and condensate.  The Partnership used a combination of the income and market approaches for determining the fair value of Appleby and recognized an impairment totaling approximately $22.8 million, of which approximately $16.8 million relates to intangibles and $6.0 million to property, plant and equipment for the three months ended March 31, 2015.  This impairment is recorded as Impairment expense on the Condensed Consolidated Statements of Operations.

Goodwill.  The Partnership annually evaluates goodwill for impairment as of November 30, as well as whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Management considered the decline in commodity prices and resulting decline in projected operating income to be an indicator of impairment of goodwill of the Western Oklahoma assets in our Southwest segment (“Western Oklahoma Reporting Unit”). The Partnership performed the first step of our goodwill impairment analysis as of February 28, 2015 and determined that the carrying value of the Western Oklahoma Reporting Unit exceeded its fair value. The Partnership completed the second step of its goodwill impairment analysis comparing the implied fair value of that reporting unit’s goodwill to the carrying amount of that goodwill and determined goodwill related to the Western Oklahoma Reporting Unit was fully impaired and recorded an impairment charge of $2.7 million.

In completing these evaluations, management’s best estimates of the expected future results are the primary driver in determining the fair value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

impairment test will prove to be an accurate prediction of the future. Management estimated the fair value of the Partnership’s reporting units primarily using an income approach based on discounted future cash flows using significant unobservable inputs (Level 3). Management estimated the fair value of the Partnership’s asset grouping using a combination of the income and market approaches based on discounted future cash flows using significant unobservable inputs (Level 3).

There were no impairments recorded related to the Partnership’s other reporting units as a result of its analyses for the three months ended March 31, 2015.

9. Long-Term Debt

Debt is summarized below (in thousands):

	March 31, 2015	December 31, 2014
Credit Facility
Credit Facility, variable interest, due March 2019 (1)	$—	$97,600

Senior Notes (2)
2020 Senior Notes, 6.75% interest, issued November 2010 and due November 2020	500,000	500,000
2021 Senior Notes, 6.5% interest, net of discount of $397 and $413, respectively, issued February and March 2011 and due August 2021	324,603	324,587
2022 Senior Notes, 6.25% interest, issued October 2011 and due September 2022	455,000	455,000
2023A Senior Notes, 5.5% interest, net of discount of $5,615 and $5,783, respectively, issued August 2012 and due February 2023	744,385	744,217
2023B Senior Notes, 4.5% interest, issued January 2013 and due July 2023	1,000,000	1,000,000
2024 Senior Notes, 4.875% interest, including premium of $10,475, issued November 2014 and March 2015 and due December 2024	1,160,475	500,000
Total long-term debt (3)	$4,184,463	$3,621,404

(1)         Applicable interest rate was 4.5% at December 31, 2014.  The carrying amount of the Credit Facility approximates fair value due to the short-term and variable nature of the borrowings.  The fair value of the Partnership’s Credit Facility is considered a Level 2 measurement.

(2)         The estimated aggregate fair value of the senior notes (collectively, the “Senior Notes”) was approximately $4,297 million and $3,563 million as of March 31, 2015 and December 31, 2014, respectively, based on recent actual prices for over the counter secondary market transactions. The fair value of the Partnership’s Senior Notes is considered a Level 2 measurement.

(3)         Accrued interest payable was approximately $62.2 million for the three months ended March 31, 2015.

Credit Facility

On March 20, 2014, the Partnership amended the Credit Facility to increase total borrowing capacity to $1.3 billion, extend the maturity by approximately 18 months to March 20, 2019, amend the pricing terms, expand the existing accordion option from $250 million to $500 million and provide the Partnership with the right to release the collateral securing the Credit Facility.  The right to release collateral will occur once the Partnership’s long-term, senior unsecured debt (“Index Debt”) has received an investment grade rating from Standard & Poor’s equal to or more favorable than BBB- (stable) and from Moody’s equal to or more favorable than Baa3 (stable) and the Partnership’s Total Leverage Ratio (as defined in the Credit Facility) is not greater than 5.00 to 1.00 (“Collateral Release Date”). The Partnership incurred approximately $1.9 million of deferred financing costs associated with modifications of the Credit Facility during the three months ended March 31, 2014.

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

Significant financial covenants under the Credit Facility include the Interest Coverage Ratio (as defined in the Credit Facility), which must be greater than 2.5 to 1.0 and the Total Leverage Ratio (as defined in the Credit Facility), which must be less than 5.5 to 1.0 prior to January 1, 2015, and thereafter until the Collateral Release Date the maximum permissible Total Leverage Ratio will be 5.25 to 1.0.  In February 2015, we entered into an amendment which permanently increases our maximum permissible leverage ratio to 5.5 to 1.0. The Total Leverage Ratio at any fiscal quarter-end on or after the Collateral Release Date shall not be greater than 5.00 to 1.00.

As of March 31, 2015, the Partnership was in compliance with these financial covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Credit Facility is guaranteed by and collateralized by substantially all assets of the Partnership’s wholly-owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries. As of March 31, 2015, the Partnership had no borrowings outstanding and approximately $11.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $1,288.7 million of unused capacity of which approximately $1,040.2 million was available for borrowing based on financial covenant requirements.  Additionally, the full amount of unused capacity is available for borrowing on a short-term basis to provide financial flexibility within a given fiscal quarter.

Senior Notes

In March 2015, the Partnership completed a public offering for $650 million in additional aggregate principal amount of 4.875% unsecured notes due December 2024 (“new notes”), which are additional notes under an indenture pursuant to which the Partnership issued $500 million aggregate principal amount of 4.875% Senior Notes due 2024 on November 21, 2014 (“existing notes”). The new notes and the existing notes are treated as a single class of securities under the indenture (“2024 Senior Notes”). The 2024 Senior Notes mature December 1, 2024. Interest on the new notes will accrue from November 21, 2014, and the Partnership will pay interest on the notes twice a year, beginning on June 1, 2015. The Partnership received aggregate net proceeds of approximately $653.6 million from the new notes offerings, after deducting underwriting fees and third-party expenses and excluding approximately $9.0 million for accrued interest.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Equity

Equity Offerings

Our public equity offerings are summarized in the table below for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Common units	Net Proceeds	Common units	Net Proceeds
September 2013ATM (1)	—	$—	4.2	$272
November 2014 ATM (2)	—	—	—	—
Total	—	$—	4.2	$272

(1)         In September, 2013, the Partnership entered into an Equity Distribution Agreement with a financial institution (the “2013 Manager”) that established an At the Market offering program (the “September 2013 ATM”) pursuant to which the Partnership could have sold from time to time through the 2013 Manager, as its sales agent, common units having an aggregate offering price of up to $1 billion. During the three months ended March 31, 2014, the Partnership incurred approximately $4 million in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes. The Partnership completed the September 2013 ATM on March 31, 2014.

(2)         In November, 2014, the Partnership entered into an Equity Distribution Agreement with financial institutions (the “November 2014 Managers”) that established an At the Market offering program (the “November 2014 ATM”) pursuant to which the Partnership may sell from time to time through the November 2014 Managers, as its sales agents, common units having an aggregate offering price of up to $1.5 billion.  As of March 31, 2015, the Partnership has issued 2.5 million units receiving net proceeds of approximately $175 million under the November 2014 ATM.

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

Distributions of Available Cash and Range of Unit Prices

	Common Unit Price		Distribution Per Common
Quarter Ended	High	Low	Unit	Declaration Date	Record Date	Payment Date
March 31, 2015	$69.16	$54.04	$0.91	April 22, 2015	May 7, 2015	May 15, 2015
December 31, 2014	$77.31	$58.67	$0.90	January 21, 2015	February 5, 2015	February 13, 2015

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

Contract Contingencies

Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of March 31, 2015, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

12. Income Taxes

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate to income before provision for income tax for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three months ended March 31, 2015
	Corporation	Partnership	Eliminations	Consolidated
(Loss) income before provision for income tax	$(12,830)	$14,912	$(682)	$1,400
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	(4,491)	—	—	(4,491)
Permanent items	9	—	—	9
State income taxes net of federal benefit	(384)	165	—	(219)
Provision on income from Class A units (1)	580	—	—	580
Provision for income tax	$(4,286)	$165	$—	$(4,121)

	Three months ended March 31, 2014
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$18,459	$15,106	$(5,103)	$28,462
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	6,461	—	—	6,461
Permanent items	21	—	—	21
State income taxes net of federal benefit	463	156	—	619
Federal and state tax rate change	4,250	—	—	4,250
Provision on income from Class A units (1)	1,195	—	—	1,195
Provision for income tax	$12,390	$156	$—	$12,546

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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Earnings Per Common Unit

The following table shows the computation of basic and diluted net income per common unit, and the weighted-average units used to compute basic and diluted net income per common unit for the three months ended March 31, 2015 and 2014 (in thousands, except per unit data):

	Three months ended March 31,
	2015	2014
Net (loss) income attributable to the Partnership’s unitholders	$(9,083)	$12,492
Less: Income allocable to phantom units	642	545
(Loss) income available for common unitholders - basic	(9,725)	11,947
Add: Income allocable to phantom units and DER expense (1)	—	568
(Loss) income available for common unitholders - diluted	$(9,725)	$12,515

Weighted average common units outstanding - basic	186,685	158,808
Potential common shares (Class B and phantom units) (1)	—	16,680
Weighted average common units outstanding - diluted	186,685	175,488

Net (loss) income attributable to the Partnership’s common unitholders per common unit (2)
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.07

(1)         For the three months ended March 31, 2015, approximately $674,000 of income allocable to phantom units and DER expense and 12,735,000 potential common shares were excluded from the calculation because the impact was anti-dilutive.

(2)    Earnings per Class B units equals zero as Class B unitholders are not entitled to receive distributions and therefore no income is allocable to Class B units under the two class method.

14. Segment Information

The Partnership prepares segment information in accordance with GAAP. However, certain items below Income from operations in the accompanying Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual segments. Management does not consider these items allocable to or controllable by any individual segment and therefore excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. As disclosed in Note 3 of these Notes to the Condensed Consolidated Financial Statements, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of March 31, 2015 and results of operations are reported under the equity method of accounting as of March 31, 2015. However, the Partnership’s Chief Executive Officer and “chief operating decision maker” continues to view the Utica Segment inclusive of Ohio Gathering, and review its financial information as if it were still consolidated.  In addition, the Partnership’s Chief Executive Officer and “chief operating decision maker” views all Partnership operated, non-wholly owned subsidiaries as if they are consolidated, as these subsidiaries are operated by the Partnership.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments for the three months ended March 31, 2015 and 2014 for the reported segments (in thousands):

Three months ended March 31, 2015:

	Marcellus	Utica (1)	Northeast	Southwest	Elimination (2)	Total

Segment revenue	$197,176	$58,911	$30,021	$196,267	$(44)	$482,331
Segment purchased product costs	6,502	181	12,518	104,283	—	123,484
Net operating margin	190,674	58,730	17,503	91,984	(44)	358,847
Segment facility expenses	43,382	16,638	6,878	33,917	(44)	100,771
Segment portion of operating income attributable to non-controlling interests	—	20,107	—	1,547	—	21,654
Operating income before items not allocated to segments	$147,292	$21,985	$10,625	$56,520	$—	$236,422

Capital expenditures	$314,559	$179,218	$1,205	$40,585	$—	$535,567
Capital expenditures for Partnership operated, non-wholly owned subsidiaries(1)						(100,878)
Capital expenditures not allocated to segments						3,582
Total capital expenditures						$438,271

Three months ended March 31, 2014:

	Marcellus	Utica	Northeast	Southwest	Elimination (2)	Total
Segment revenue	$175,159	$23,766	$61,253	$259,329	(1,571)	$517,936
Segment purchased product costs	34,290	4,135	20,455	152,684	—	211,564
Net operating margin	140,869	19,631	40,798	106,645	(1,571)	306,372
Segment facility expenses	35,473	11,852	7,114	32,521	(1,571)	85,389
Segment portion of operating income (loss) attributable to non-controlling interests	—	3,136	—	(1)	—	3,135
Operating income (loss) before items not allocated to segments	$105,396	$4,643	$33,684	$74,125	—	$217,848

Capital expenditures	$360,598	$181,332	$463	$40,132	—	$582,525
Capital expenditures not allocated to segments						4,595
Total capital expenditures						$587,120

(1)         The Utica segment includes $97.9 million of capital expenditures related to Partnership operated, non-wholly owned subsidiaries capital expenditures.  The Southwest segment includes $3.0 million related to Partnership operated, non-wholly owned subsidiaries.

(2)         Amounts represent revenues and expenses associated with the Northeast segment fractionation completed on behalf of the Marcellus segment.

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Total segment revenue	$482,331	$517,936
Derivative gain (loss) not allocated to segments	7,368	(3,967)
Revenue adjustment for unconsolidated affiliates (1)	(27,531)	—
Revenue deferral adjustment and other (2)	5,162	(1,493)
Total revenue	$467,330	$512,476

Operating income before items not allocated to segments	$236,422	$217,848
Portion of operating income attributable to non-controlling interests	11,414	3,135
Derivative gain not allocated to segments	2,828	4,099
Revenue adjustment for unconsolidated affiliates (1)	(27,531)	—
Revenue deferral adjustment (2)	(922)	(1,493)
Compensation expense included in facility expenses not allocated to segments	(1,107)	(1,004)
Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates (3)	13,458	—
Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliates (4)	10,240	—
Facility expense adjustments (5)	2,688	2,688
Selling, general and administrative expenses	(34,635)	(35,290)
Depreciation	(119,592)	(101,929)
Amortization of intangible assets	(15,826)	(15,978)
Impairment expense	(25,523)	—
Gain on disposal of property, plant and equipment	811	93
Accretion of asset retirement obligations	(193)	(168)
Income from operations	52,532	72,001
Earnings from unconsolidated affiliates	512	250
Interest expense	(50,057)	(40,984)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,635)	(2,824)
Miscellaneous income, net	48	19
Income before provision for income tax	$1,400	$28,462

(1)         Revenue adjustment for unconsolidated affiliates relates to revenue of Partnership operated, non-wholly owned subsidiaries (See note (1) above and Note 3).

(2)         Revenue deferral amount relates primarily to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. In March 2015, the cash consideration received from the Southwest segment contract declined and the reported segment revenue was less than the revenue recognized for GAAP purposes.  For the three months ended March 31, 2015, approximately $0.1 million of the revenue deferral adjustment is attributable to the Southwest segment. Beginning in the second quarter of 2015, the cash consideration received from the Northeast segment contract is expected to decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  For the three months ended March 31, 2015, approximately $0.8 million of the revenue deferral adjustment is attributable to the Northeast segment. In comparison, for the three months ended March 31, 2014, approximately $0.2 million and $1.9 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment,

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

respectively. Other consists of Operational Service revenues from unconsolidated affiliates of $6.1 million for the three months ended March 31, 2015 compared to $0.6 million for three months ended March 31, 2014.

(3)         Facility expense and purchased product cost adjustments for unconsolidated affiliate consist of the facility expenses and purchased product costs related to Partnership operated, non-wholly owned subsidiaries (See note (1) above and Note 3 of these Notes to the Condensed Consolidated Financial Statements).

(4)         Portion of operating loss attributable to non-controlling interests of an unconsolidated affiliate amount relates to the Partnership’s joint venture partners’ proportionate share of operating income in Partnership operated, non-wholly owned subsidiaries, which is included in segment operating income calculation as if the Partnership operated, non-wholly owned subsidiaries are consolidated (See note (1) above and Note 3).

(5)         Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

The table below presents information about segment assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Marcellus	$5,924,190	$5,749,932
Utica (1)	2,278,054	2,163,025
Northeast	436,303	445,911
Southwest (1)	2,381,701	2,362,113
Total segment assets	11,020,248	10,720,981
Assets not allocated to segments:
Certain cash and cash equivalents	71,509	—
Fair value of derivatives	29,455	37,428
Investment in unconsolidated affiliates	50,000	108,849
Other (2)	102,555	113,520
Total assets	$11,273,767	$10,980,778

(1)                                 The March 31, 2015 and December 31, 2014 amounts exclude assets related to the Partnership’s unconsolidated joint ventures.  The amounts include the investments in unconsolidated affiliates.

(2)                                 Includes corporate fixed assets, deferred financing costs, income tax receivable, receivables and other corporate assets not allocated to segments.

15. Supplemental Condensed Consolidating Financial Information

MarkWest Energy Partners L.P. has no significant operations independent of its subsidiaries. As of March 31, 2015, the Partnership’s obligations under the outstanding Senior Notes (See Note 9) were fully, jointly and severally guaranteed, by all of the subsidiaries that are owned 100% by the Partnership, other than MarkWest Liberty Midstream and its subsidiaries. The guarantees are unconditional except for certain customary circumstances in which a subsidiary would be released from the guarantee under the indentures (See Note 17 to the Consolidated Financial Statements included in Item 8 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 for discussion of these circumstances). Subsidiaries that are not 100% owned by the Partnership do not guarantee the Senior Notes. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting. The co-issuer, MarkWest Energy Finance Corporation, has no independent assets or operations. Condensed consolidating financial information for the Partnership and its combined guarantor and combined non-guarantor subsidiaries as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

Condensed Consolidating Balance Sheets

	As of March 31, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$61,000	$13,350	$161,934	$—	$236,284
Restricted cash	—	—	10,000	—	10,000
Receivables and other current assets	1,563	191,268	133,776	—	326,607
Receivables from unconsolidated affiliates, net	—	2,859	2,810	—	5,669
Intercompany receivables	868,412	25,324	85,970	(979,706)	—
Fair value of derivative instruments	—	16,351	2,813	—	19,164
Total current assets	930,975	249,152	397,303	(979,706)	597,724
Total property, plant and equipment, net	10,346	2,136,418	6,784,889	(42,716)	8,888,937
Other long-term assets:
Investment in unconsolidated affiliates	—	85,791	763,051	(10,076)	838,766
Investment in consolidated affiliates	8,040,510	6,837,186	—	(14,877,696)	—
Intangibles, net of accumulated amortization	—	517,991	258,541	—	776,532
Fair value of derivative instruments	—	10,291	—	—	10,291
Intercompany notes receivable	213,100	—	—	(213,100)	—
Other long-term assets	58,167	26,651	76,699	—	161,517
Total assets	$9,253,098	$9,863,480	$8,280,483	$(16,123,294)	$11,273,767
LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$111	$948,971	$30,624	$(979,706)	$—
Fair value of derivative instruments	—	165	22	—	187
Payables to unconsolidated affiliates	—	39	11,256	—	11,295
Other current liabilities	67,170	164,654	278,659	(2,472)	508,011
Total current liabilities	67,281	1,113,829	320,561	(982,178)	519,493
Deferred income taxes	6,328	347,023	—	—	353,351
Long-term intercompany financing payable	—	213,100	94,415	(307,515)	—
Long-term debt, net of discounts	4,184,463	—	—	—	4,184,463
Other long-term liabilities	8,633	149,018	7,981	—	165,632
Equity:
Common Units	4,534,874	8,040,510	7,857,526	(15,848,635)	4,584,275
Class B Units	451,519	—	—	—	451,519
Non-controlling interest in consolidated subsidiaries	—	—	—	1,015,034	1,015,034
Total equity	4,986,393	8,040,510	7,857,526	(14,833,601)	6,050,828
Total liabilities and equity	$9,253,098	$9,863,480	$8,280,483	$(16,123,294)	$11,273,767

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

	As of December 31, 2014
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

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

Condensed Consolidating Statements of Operations

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$241,325	$231,927	$(5,922)	$467,330
Operating expenses:
Purchased product costs	—	121,331	6,693	—	128,024
Facility expenses	—	38,000	50,885	2,931	91,816
Selling, general and administrative expenses	13,532	15,784	9,745	(4,426)	34,635
Depreciation and amortization	324	50,944	85,222	(1,072)	135,418
Other operating expenses (income)	—	629	(1,247)	—	(618)
Impairment expense	—	25,523	—	—	25,523
Total operating expenses	13,856	252,211	151,298	(2,567)	414,798

(Loss) income from operations	(13,856)	(10,886)	80,629	(3,355)	52,532

Earnings from consolidated affiliates	50,268	62,468	—	(112,736)	—
Other expense, net	(50,311)	(5,599)	(3,557)	8,335	(51,132)
(Loss) income before provision for income tax	(13,899)	45,983	77,072	(107,756)	1,400
Provision for income tax expense (benefit)	165	(4,286)	—	—	(4,121)
Net income	(14,064)	50,269	77,072	(107,756)	5,521
Net income attributable to non-controlling interest	—	—	—	(14,604)	(14,604)
Net (loss) income attributable to the Partnership’s unitholders	$(14,064)	$50,269	$77,072	$(122,360)	$(9,083)

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$325,501	$199,118	$(12,143)	$512,476
Operating expenses:
Purchased product costs	—	165,183	38,583	—	203,766
Facility expenses	—	37,033	48,371	(1,967)	83,437
Selling, general and administrative expenses	13,655	10,516	13,349	(2,230)	35,290
Depreciation and amortization	280	49,120	69,813	(1,306)	117,907
Other operating (income) expenses	—	(159)	234	—	75
Total operating expenses	13,935	261,693	170,350	(5,503)	440,475

(Loss) income from operations	(13,935)	63,808	28,768	(6,640)	72,001

Earnings from consolidated affiliates	67,710	22,389	—	(90,099)	—
Other expense, net	(43,162)	(6,098)	(2,956)	8,677	(43,539)
Income before provision for income tax	10,613	80,099	25,812	(88,062)	28,462
Provision for income tax expense	157	12,389	—	—	12,546
Net income	10,456	67,710	25,812	(88,062)	15,916
Net income attributable to non-controlling interest	—	—	—	(3,424)	(3,424)
Net income attributable to the Partnership’s unitholders	$10,456	$67,710	$25,812	$(91,486)	$12,492

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(61,211)	$59,387	$198,899	$3,859	200,934

Cash flows from investing activities:
Restricted cash	—	—	10,000	—	10,000
Capital expenditures	(695)	(40,384)	(393,117)	(4,075)	(438,271)
Equity investments in consolidated affiliates	(17,640)	(408,037)	—	425,677	—
Intercompany advances, net	(235,245)	—	(12,320)	247,565	—
Investment in unconsolidated affiliates	—	(6,632)	(40,794)	—	(47,426)
Distributions from consolidated affiliates	21,663	138,750	—	(160,413)	—
Investment in intercompany notes receivable, net	(27,000)	—	—	27,000	—
Proceeds from disposal of property, plant and equipment	—	19	838	—	857
Net cash flows used in investing activities	(258,917)	(316,284)	(435,393)	535,754	(474,840)

Cash flows from financing activities:

Proceeds from Credit Facility	601,900	—	—	—	601,900
Payments Credit Facility	(699,500)	—	—	—	(699,500)
Proceeds from long-term debt	660,563	—	—	—	660,563
Payments for debt issue costs and deferred financing costs	(7,000)	—	—	—	(7,000)
Payments related to intercompany financing, net	—	27,000	(573)	(26,427)	—
Proceeds from sale of equity interest in consolidated subsidiary	—	—	10,823	—	10,823
Contributions from non-controlling interest	—	—	19,571	—	19,571
Contributions from parent and affiliates	—	17,640	408,037	(425,677)	—
Payments of SMR liability	—	(652)	—	—	(652)
Share-based payment activity	(6,117)	—	—	—	(6,117)
Payment of distributions	(168,718)	(21,663)	(148,317)	160,413	(178,285)
Intercompany advances, net	—	247,922	—	(247,922)	—
Net cash flows provided by financing activities	381,128	270,247	289,541	(539,613)	401,303

Net increase in cash	61,000	13,350	53,047	—	127,397
Cash and cash equivalents at beginning of period	—	—	108,887	—	108,887
Cash and cash equivalents at end of period	$61,000	$13,350	$161,934	$—	$236,284

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(56,688)	$103,777	$64,456	$828	$112,373

Cash flows from investing activities:
Capital expenditures	(3,512)	(51,417)	(530,853)	(1,338)	(587,120)
Equity investments in consolidated affiliates	(14,243)	(522,200)	—	536,443	—
Intercompany advances, net	(445,203)	—	—	445,203	—
Investment in unconsolidated affiliates	—	(7,498)	—	—	(7,498)
Distributions from consolidated affiliates	35,861	73,610	—	(109,471)	—
Investment in intercompany notes, net	(18,400)	—	—	18,400	—
Proceeds from disposal of property, plant and equipment	—	2,043	17,101	—	19,144
Net cash flows used in investing activities	(445,497)	(505,462)	(513,752)	889,237	(575,474)

Cash flows from financing activities:
Proceeds from public equity offerings, net	271,880	—	—	—	271,880
Proceeds from Credit Facility	377,300	—	—	—	377,300
Payments related to intercompany financing, net	—	18,400	(510)	(17,890)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(1,890)	—	—	—	(1,890)
Contributions from parent and affiliates	—	14,243	522,200	(536,443)	—
Share-based payment activity	(8,924)	—	—	—	(8,924)
Payments of distributions	(136,405)	(35,861)	(73,700)	109,471	(136,495)
Payments of SMR liability	—	(594)	—	—	(594)
Intercompany advances, net	—	445,203	—	(445,203)	—
Net cash flows provided by financing activities	501,961	441,391	447,990	(890,065)	501,277

Net (decrease) increase in cash and cash equivalents	(224)	39,706	(1,306)	—	38,176
Cash and cash equivalents at beginning of period	224	79,363	5,718	—	85,305
Cash and cash equivalents at end of period	$—	$119,069	$4,412	$—	$123,481

MARKWEST ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flow information (in thousands):

	Three months ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$43,262	$51,622
Cash received for income taxes, net	(149)	(183)

Supplemental schedule of non-cash investing and financing activities:
Amounts payable for property, plant and equipment (1)	$276,046	$553,370
Interest capitalized on construction in progress	5,556	5,936
Issuance of common units for vesting of share-based payment awards	12,044	7,720

(1)

The March 31, 2015 total amounts payable for property, plant and equipment includes approximately $157.1 million recorded in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis (“MD&A”) contains statements that are forward-looking and should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014. Statements that are not historical facts are forward-looking statements. We use words such as “could,” “may,” “predict,” “should,” “expect,” “hope,” “continue,” “potential,” “plan,” “intend,” “anticipate,” “project,” “believe,” “estimate,” and similar expressions to identify forward-looking statements. These statements are based on current expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. Forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements as a result of a number of factors. We do not update publicly any forward-looking statement with new information or future events. Undue reliance should not be placed on forward-looking statements as many of these factors are beyond our ability to control or predict.

Overview

We are a master limited partnership that owns and operates midstream services businesses. We have a leading presence in many natural gas resource plays including the Marcellus Shale, Utica Shale, Huron/Berea Shale, Haynesville Shale, Woodford Shale and Granite Wash formation.

Significant Financial and Other Business Highlights

Significant financial and other highlights for the three months ended March 31, 2015 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•                  Total segment operating income before items not allocated to segments increased approximately $18.6 million, or 9%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was comprised of the following:

•                  An increase of $41.9 million in our Marcellus segment with a 35% increase in gathered volumes, 73% increase in processed volumes and a 56% increase in total NGLs fractionated volumes.

•                  An increase of approximately $17.3 million in our Utica segment due to the significant increase in volumes from an increase in processing capacity at our Cadiz and Seneca complexes (as defined below) and an increase in the utilization of the Hopedale Complex (as defined below).

•                  A decrease of approximately $17.6 million in our Southwest segment with a decrease in NGL prices and a 5% decrease in NGL sales volumes, partially offset by higher gas sales and higher fee-based revenue from a 22% increase in processed volumes and a 14% increase in gathered volumes.

•                  A decrease of approximately $23.1 million in our Northeast segment due to a decline in frac spread pricing quarter-over-quarter and a 3% decline in keep-whole NGL sales volumes.

•                  Realized gain from the settlement of our derivative instruments was $11.0 million for the three months ended March 31, 2015 compared to a $7.7 million realized loss for the same period in 2014.

•                  In March 2015, we completed a public offering for $650 million in additional aggregate principal amount of 4.875% unsecured notes due December 2024, which are additional notes under an indenture pursuant to which we issued $500 million aggregate principal amount of 4.875% Senior Notes due 2024 on November 21, 2014.

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

The following is a reconciliation to Income from operations, the most comparable GAAP financial measure to net operating margin (in thousands):

	Three months ended March 31,
	2015	2014
Segment revenue	$482,331	$517,936
Segment purchased product costs	(123,484)	(211,564)
Net operating margin	358,847	306,372
Facility expenses	(91,816)	(83,705)
Derivative gain	2,828	4,099
Revenue deferral adjustment and other	5,162	(1,493)
Revenue adjustment for unconsolidated affiliates (1)	(27,531)	—
Selling, general and administrative expenses	(34,635)	(35,290)
Depreciation	(119,592)	(101,929)
Amortization of intangible assets	(15,826)	(15,978)
Impairment expense	(25,523)	—
Gain on disposal of property, plant and equipment	811	93
Accretion of asset retirement obligations	(193)	(168)
Income from operations	$52,532	$72,001

(1)                                 These amounts relate to revenue of Partnership operated, non-wholly owned subsidiaries revenue (See Note 3 of the Notes to the Condensed Consolidated Financial Statements). The chief operating decision maker and management include these unconsolidated affiliates to evaluate the segment performance as we operate and manage their operations. Therefore, the impact of the revenue and purchased product costs is included for segment reporting purposes, but removed for GAAP purposes.

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

Our Contracts

We generate the majority of our revenue and net operating margin (a non-GAAP measure, see above for discussion and reconciliation of net operating margin) from natural gas gathering, transportation and processing; NGL gathering, transportation, fractionation, exchange, marketing and storage; and crude oil gathering and transportation. We enter into a variety of contract types. In many cases, we provide services under contracts that contain a combination of more than one of the following types of arrangements: fee-based, percent-of-proceeds, percent-of-index and keep-whole. See Item 1. Business—Our Contracts in our Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of each of these types of arrangements.

We believe our long-term contracts, which we define as contracts with remaining terms of four years or more, lend greater stability to our cash flow profile. The table below provides long-term contract details by segment as of December 31, 2014:

	Remaining contract term	% of volumes
Marcellus	7 to 11 years	100%
Utica	7 to 15 years	97%
Northeast	More than 4 years	54%
Southwest	More than 4 years	52%

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

For the three months ended March 31, 2015, we calculated the following approximate percentages of our segment net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Keep- Whole (2)
Marcellus	94%	6%	0%
Utica (3)	100%	0%	0%
Northeast	36%	19%	45%
Southwest (3)	75%	24%	1%
Total (3)	88%	10%	2%

(1) Includes condensate sales and other types of arrangements tied to NGL prices.

(2) Includes condensate sales and other types of arrangements tied to both NGL and natural gas prices.

(3) Includes all Partnership operated, non-wholly owned subsidiaries (See Notes 3 and 14 of the Notes to the Condensed Consolidated Financial Statements).

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

Marcellus Segment

In our Marcellus segment, we provide fully integrated natural gas midstream services in southwestern Pennsylvania and northern West Virginia through our wholly owned subsidiary, MarkWest Liberty Midstream. With a total current processing capacity of approximately 3.2 Bcf/d, we are the largest processor of natural gas in the Marcellus Shale, and have fully integrated gathering, processing, fractionation, storage and marketing operations that support the growing liquids-rich natural gas production in the northeast United States.  We have approximately 1.8 Bcf/d of processing capacity under development.

We currently operate 192,000 Bbl/d of combined propane and heavier fractionation capacity at the Houston Fractionation Complex (the “Houston Complex”) in Washington County, Pennsylvania, the Hopedale Fractionation Complex (the “Hopedale Complex”) in Harrison County, Ohio and the Keystone Fractionation Complex in Butler County, Pennsylvania (the “Keystone Complex”).  We have announced the development of an additional 31,000 Bbl/d of propane and heavier NGL fractionation at the Keystone Complex and we are currently developing an additional 60,000 Bbl/d of propane and heavier NGL fractionation capacity at our Hopedale Complex, which is shared by the Marcellus and Utica segments.

We currently have large scale de-ethanization facilities totaling 94,000 Bbl/d of capacity operational in our Marcellus segment and plan to expand our purity ethane production capacity with approximately 110,000 Bbl/d of additional capacity. We own a purity ethane pipeline connecting our Majorsville Complex to the Houston Complex, and our Houston Complex is connected to Sunoco Logistics Partners L.P.’s (“Sunoco”) Mariner West project, which is a purity ethane pipeline originating in Pennsylvania and terminating in Sarnia, Ontario, Canada (“Mariner West”). We also own a purity ethane pipeline connecting our Keystone Complex to Mariner West.  Sunoco is developing the Mariner East project (“Mariner East”), a pipeline and marine project that currently transports propane and will eventually transport ethane and butane to Sunoco’s terminal near Philadelphia, Pennsylvania where it will be loaded onto marine vessels and delivered to domestic and international markets.  Mariner East will originate at our Houston and Hopedale complexes.

Utica Segment

MarkWest Utica EMG, a joint venture with EMG (See Note 3 of the Notes to the Condensed Consolidated Financial Statements), provides gathering, processing, fractionation and marketing services in the liquids-rich areas of the Utica Shale in eastern Ohio. Utica Condensate, an equity method investment, was formed in December 2013 and began providing condensate stabilization and terminalling services in February 2015 at our 23,000 Bbl/d facility.  Ohio Gathering, an equity method investment and a subsidiary of MarkWest Utica EMG, of which we indirectly own approximately 36%, continued to expand its gathering system in the core acreage of the Utica Shale.  As disclosed in Notes 3 and 14 of the Notes to the Condensed Consolidated Financial Statements, we consolidate all Partnership operated, non-wholly owned subsidiaries for segment purposes.

MarkWest Utica EMG operates two processing complexes in the Utica Shale with a total capacity of 925 MMcf/d; the Cadiz Complex in Harrison County, Ohio and the Seneca Complex in Noble County, Ohio. We continue to expand our processing infrastructure and have 600 MMcf/d of additional capacity currently under development. In addition, Ohio Gathering operates a natural gas gathering system that currently spans more than 350 miles and provides low- and high-pressure gathering and compression services throughout a five county area in eastern Ohio.

We currently have a de-ethanization facility totaling 40,000 Bbl/d of capacity operational in our Utica segment. Both the Cadiz Complex and Seneca Complex are connected via a NGL gathering pipeline that extends to the Hopedale Complex. As discussed above, the Hopedale Complex consists of a 120,000 Bbl/d facility that provides fractionation services for NGLs produced in the Utica and the Marcellus segments and will be expanded by an additional 60,000 Bbl/d.

Northeast Segment

Our Northeast segment assets include the Kenova, Boldman, Cobb, Kermit and Langley natural gas processing complexes, a NGL pipeline and the Siloam fractionation facility. The Siloam fractionation facility can also be used to provide fractionation services to customers of MarkWest Liberty and MarkWest Utica EMG. In addition, we have two caverns for storing propane at our Siloam facility and we have additional propane storage capacity under a firm-capacity agreement with a third-party utilized by the Siloam facility as well as MarkWest Liberty and MarkWest Utica EMG producer customers.  We own and operate a FERC-regulated crude oil pipeline in Michigan providing interstate transportation service.

Southwest Segment

•                  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, two natural gas processing complexes and two NGL pipelines. In December 2014, we commenced operations of an additional 120 MMcf/d processing plant in our East Texas area, bringing our total capacity in East Texas to 520 MMcf/d.

•                  Oklahoma.  We own gas gathering systems in the Granite Wash formation of Western Oklahoma and the Texas panhandle, both of which are connected to natural gas processing complexes in Western Oklahoma. Our 200 MMcf/d Buffalo Creek plant and high-pressure gathering trunkline commenced operations in February 2014.  The addition of the Buffalo Creek plant brought our total natural gas processing capacity in Western Oklahoma to 435 MMcf/d.

In addition, we own an extensive natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. The liquids-rich natural gas gathered in the Woodford system is processed through Centrahoma, an equity method investment, or other third-party processors. Centrahoma commenced operations of an additional 120 MMcf/d processing capacity at its Stonewall plant in the second quarter of 2014. We agreed to fund the construction of an additional 80 MMcf/d processing capacity at Centrahoma’s Stonewall plant, of which 40 MMcf/d became operational in December 2014.  The remaining 40 MMcf/d of additional capacity will commence operations in mid-2015.  Through another equity method investment, MarkWest Pioneer, we operate the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that interconnects with the Midcontinent Express Pipeline and Gulf Crossing Pipeline at Bennington, Oklahoma, and is designed to provide approximately 638,000 Dth/d of Woodford Shale takeaway capacity.

•                  Javelina.  We own and operate the Javelina processing and fractionation facility in Corpus Christi, Texas, which treats, processes and fractionates off-gas from six refineries operated by three different refinery customers.

•                  Other Southwest.  We own a number of natural gas gathering systems and lateral pipelines located in Texas, Louisiana and New Mexico, including the Appleby gathering system in Nacogdoches County, Texas. We also operate natural gas gathering pipelines and field compression to support production from Newfield Exploration Co.’s West Asherton area of the Eagle Ford Shale in Dimmit County, Texas.

The following summarizes the percentage of our segment revenue and net operating margin (both non-GAAP financial measures, see above) generated by our assets, by segment, for the three months ended March 31, 2015:

	Marcellus	Utica	Northeast	Southwest
Segment revenue	41%	12%	6%	41%
Net operating margin	53%	16%	5%	26%

Segment Operating Results

Items below Income from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. As disclosed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of June 1, 2014 and results of operations are reported under the equity method of accounting as of June 1, 2014 and for the three months ended March 31, 2015, respectively. However, our Chief Executive Officer and “chief operating decision maker” continues to view the Utica Segment inclusive of Ohio Gathering, and review its financial information as if they are still consolidated.  In addition, the Partnership’s Chief Executive Officer views all Partnership operated, non-wholly owned subsidiaries as if they were consolidated.  The tables below present financial information, as evaluated by management, for the reported segments for the three months ended March 31, 2015 and 2014.

The information includes net operating margin, a non-GAAP financial measure. See above for a reconciliation of net operating margin to Income from operations, the most comparable GAAP financial measure. This section should be read in conjunction with the Operating Data table later in this Item 2 and the contract mix table included above in the section titled Our Contracts.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Marcellus

	Three months ended March 31,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$197,176	$175,159	$22,017	13%
Segment purchased product costs	6,502	34,290	(27,788)	(81)%
Net operating margin	190,674	140,869	49,805	35%
Segment facility expenses	43,382	35,473	7,909	22%

Operating income before items not allocated to segments	$147,292	$105,396	$41,896	40%

Segment Revenue.  Revenue increased $22.0 million due to the ongoing expansion of the Marcellus segment operations that resulted in increased gathered, processed and fractionated volumes. Revenue increased approximately $63.7 million due to increased processing capacities and corresponding volumes.  Revenue decreased approximately $31.1 million primarily due to a decrease in NGL inventory sold.  Due to changes in contractual terms, we expect NGLs inventory sold to continue to decline in 2015.  Revenue also decreased approximately $10.8 million due to lower NGL prices received for our percent of proceeds contract compared to the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased primarily due to a decrease in inventory sold.

Net Operating Margin.  Net operating margin mainly increased as the volume of natural gas gathered, natural gas processed, and NGL products fractionated increased by 35%, 73% and 56%, respectively. Approximately 94% of the net operating margin was earned under fee-based contracts.

Segment Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Marcellus segment operations.

Utica

	Three months ended March 31,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$58,911	$23,766	$35,145	148%
Segment purchased product costs	181	4,135	(3,954)	(96)%
Net operating margin	58,730	19,631	39,099	199%
Segment facility expenses	16,638	11,852	4,786	40%
Segment portion of operating income attributable to non-controlling interests	20,107	3,136	16,971	541%
Operating income before items not allocated to segments	$21,985	$4,643	$17,342	374%

Segment Revenue.  Revenue increased $35.1 million, of which approximately $14.7 million was due to processing fee revenue increases primarily from a 201% increase in volumes. Approximately $14.4 million of the increase was due to an increase in gathering and compression fees revenue from a 178% increase in volumes. Approximately $8.8 million of the increase was due to an increase in fractionation, marketing and transportation fees resulting from a 183% increase in fractionated volumes.  These increases were offset by a decrease of approximately $2.9 million in NGL sales primarily due to decreases of sales of inventory over the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased due to a decrease in inventory sold compared to the same period in 2014.

Net Operating Margin. Net operating margin increased due to an overall increase in operations in the first quarter of 2015 compared to the same period in 2014. All of our gathering, processing and fractionation contracts in the Utica segment are fee based and the increase in net operating margin was due to the volume of natural gas gathered and processed and NGLs fractionated increasing by 178%, 201% and 183%, respectively.

Segment Facility Expenses.  Facility expenses increased due to the significant increase in operations as compared to 2014.

Northeast

	Three months ended March 31,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$30,021	$61,253	$(31,232)	(51)%
Segment purchased product costs	12,518	20,455	(7,937)	(39)%
Net operating margin	17,503	40,798	(23,295)	(57)%
Segment facility expenses	6,878	7,114	(236)	(3)%
Operating income before items not allocated to segments	$10,625	$33,684	$(23,059)	(68)%

Segment Revenue.  Revenue decreased due to a decrease in NGL sale prices, slightly offset by a 5% increase in overall NGL sales volumes over the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased due to decreases in natural gas purchase prices, lower keep-whole contract volumes and decreases in NGL prices, offset by increased percent of proceeds contract volumes. Approximately 45% of the net operating margin was derived from keep-whole contracts.

Net Operating Margin. Net operating margin decreased due to a decrease in the frac spread margins of 67% compared to the same period in 2014.  In 2015, we expect frac spread margins to continue to be lower than 2014 assuming the current low commodity pricing continues.

Segment Facility Expenses.  Facility expenses decreased slightly due primarily to a decrease in plant operating expenses attributable to the timing of normal facility maintenance and repairs.

Southwest

	Three months ended March 31,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$196,267	$259,329	$(63,062)	(24)%
Segment purchased product costs	104,283	152,684	(48,401)	(32)%
Net operating margin	91,984	106,645	(14,661)	(14)%
Segment facility expenses	33,917	32,521	1,396	4%
Segment portion of operating income attributable to non-controlling interests	1,547	(1)	1,548	(154,800)%
Operating income before items not allocated to segments	$56,520	$74,125	$(17,605)	(24)%

Segment Revenue.  Revenue decreased $63.1 million due to lower NGL sales, partially offset by higher gas sales and higher fee-based revenue.  NGL sales decreased approximately $84.2 million due to an overall decrease of NGL prices and total NGL sales volumes of 5%. NGL sales decreased approximately $41.1 million in our Western Oklahoma area due to a 36% decrease in NGL sales volumes and a 56% decrease in average NGL prices.  NGL sales decreased for the three months ended March 31, 2015 over the same period in 2014 by approximately $27.0 million, $9.2 million and $5.9 million due to price decreases of approximately 48%, 57%, and 47% in our East Texas, Southeast Oklahoma and Javelina areas, respectively.  Processing fee revenue increased by approximately $7.7 million due to an increase in processed volumes of 22%.  Gathering fee revenue increased by approximately $7.5 million due to a 14% increase of gathered volumes.  Gas sales increased approximately $7.4 million mainly due to operating in an environment of higher ethane rejection during the three months ended March 31, 2015 compared to the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased by approximately $48.4 million mainly due to lower NGL purchase prices due to lower NGL prices.  NGL purchased product costs decreased as a percent of NGL sales due to processing in an environment of higher ethane rejection during the three months ended March 31, 2015 compared to the same period in 2014.

Net Operating Margin.  Net operating margin decreased mainly due to lower NGL prices, partially offset by higher fee-based revenue due to an increase of 22% in natural gas processed and a 14% increase in gathered volumes.

Segment Facility Expenses.  Facility expenses increased by approximately $1.4 million, primarily due to compressor maintenance in our East Texas area of $1.0 million.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the three months ended March 31, 2015 and 2014, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended March 31,
	2015	2014	$ Change	% Change
		(in thousands)
Total segment revenue	$482,331	$517,936	$(35,605)	(7)%
Derivative gain (loss) not allocated to segments	7,368	(3,967)	11,335	(286)%
Revenue adjustment for unconsolidated affiliates	(27,531)	—	(27,531)	N/A
Revenue deferral adjustment and other	5,162	(1,493)	6,655	(446)%
Total revenue	$467,330	$512,476	$(45,146)	(9)%

Operating income before items not allocated to segments	$236,422	$217,848	$18,574	9%
Portion of operating income attributable to non-controlling interests	11,414	3,135	8,279	264%
Derivative gain not allocated to segments	2,828	4,099	(1,271)	(31)%
Revenue adjustment for unconsolidated affiliates	(27,531)	—	(27,531)	N/A
Revenue deferral adjustment and other	(922)	(1,493)	571	(38)%
Compensation expense included in facility expenses not allocated to segments	(1,107)	(1,004)	(103)	10%
Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates	13,458	—	13,458	N/A
Portion of operating income attributable to non-controlling interests of an unconsolidated affiliates	10,240	—	10,240	N/A
Facility expenses adjustments	2,688	2,688	—	0%
Selling, general and administrative expenses	(34,635)	(35,290)	655	(2)%
Depreciation	(119,592)	(101,929)	(17,663)	17%
Amortization of intangible assets	(15,826)	(15,978)	152	(1)%
Impairment expense	(25,523)	—	(25,523)	NA
Gain on disposal of property, plant and equipment	811	93	718	772%
Accretion of asset retirement obligations	(193)	(168)	(25)	15%
Income from operations	52,532	72,001	(19,469)	(27)%
Equity in earnings from unconsolidated affiliates	512	250	262	105%
Interest expense	(50,057)	(40,984)	(9,073)	22%
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,635)	(2,824)	1,189	(42)%
Miscellaneous income, net	48	19	29	153%
Income before provision for income tax	$1,400	$28,462	(27,062)	(95)%

Derivative Gain (Loss) Not Allocated to Segments.  Unrealized loss from the change in fair value of our derivative instruments was $8.2 million for the three months ended March 31, 2015 compared to an unrealized gain of $11.8 million for the same period in 2014. Realized gain from the settlement of our derivative instruments was $11.0 million for the three months ended March 31, 2015 compared to a realized loss of $7.7 million for the same period in 2014. The total change of $2.8 million is due primarily to volatility in commodity prices.

Revenue Adjustment for Unconsolidated Affiliate.  Revenue adjustment for unconsolidated affiliate relates to revenue of Partnership operated, non-wholly owned subsidiaries.  The chief operating decision maker and management include these to evaluate the segment performance as we operate these unconsolidated affiliates, therefore, the impact of the revenue is included for segment reporting purposes, but removed to reconcile to GAAP revenue (See Notes 3 and 14 of the Notes to the Condensed Consolidated Financial Statements).

Revenue Deferral Adjustment and Other.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the “chief operating decision maker” and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes.  In March 2015, the cash consideration received from the Southwest segment contract declined and the reported segment revenue was less than the revenue recognized for GAAP purposes.  For the three months ended March 31, 2015, approximately $0.1 million of the revenue deferral adjustment is attributable to the Southwest segment. Beginning in the second quarter of 2015, the cash consideration received from the Northeast segment contract is expected to decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  For the three months ended March 31, 2015, approximately $0.8 million of the revenue deferral adjustment is attributable to the Northeast segment. For the three months ended March 31, 2014, approximately $0.2 million and $1.9 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Other consists of management fee revenues from unconsolidated affiliates of $6.1 million for the three months ended March 31, 2015 compared to $0.6 million for the three months ended March 31, 2014.  Operational Service fees have increased from 2014 due to the Ohio Gathering deconsolidation, as well as the formation of Ohio Condensate and Utica Condensate.

Facility Expense, Operational Service Fees and Purchased Product Cost Adjustments for Unconsolidated Affiliates.  Facility expense and purchased product cost adjustments for unconsolidated affiliate relates to Ohio Gathering (See discussion above in Revenue Adjustment for Unconsolidated Affiliate, Note 3 and Note 14 of the Notes to the Condensed Consolidated Financial Statements).

Portion of Operating Income Attributable to Non-controlling Interests of Unconsolidated Affiliates. Portion of operating income attributable to non-controlling interests of unconsolidated affiliate relates to joint venture partners’ portion of operating income, which occurs because segment operating income is reported as if Partnership operated unconsolidated affiliates were being consolidated (see discussion above in Revenue Adjustment for Unconsolidated Affiliate, Note 3 and Note 14 of the Notes to the Condensed Consolidated Financial Statements).

Facility Expenses Adjustments.  Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluation the performance of the Southwest segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have increased to support the continued growth in our operations, offset by reductions in discretionary spending.

Depreciation.  Depreciation increased due to additional projects completed during late 2014 and throughout 2015 mainly in the Utica and Marcellus segments, partially offset by $8.6 million decrease from the deconsolidation of Ohio Gathering.

Impairment Expense.  As described in Note 8, we recognized an impairment expense in the quarter ended March 31, 2015.

Interest Expense.  Interest expense increased due to the greater average balance in 2015 outstanding borrowings related to our 2024 notes issued in November 2014 and March 2015.

Operating Data

	Three months ended March 31,
	2015	2014	% Change
Marcellus
Gathering system throughput (Mcf/d)	814,500	601,500	35%
Natural gas processed (Mcf/d)	2,844,600	1,640,800	73%

C2 produced (Bbl/d)	54,700	46,200	18%
C3+ NGLs fractionated (Bbl/d) (1)	126,500	70,300	80%
Total NGLs fractionated (Bbl/d)	181,200	116,500	56%

Utica
Gathering system throughput (Mcf/d)	501,700	180,600	178%
Natural gas processed (Mcf/d)	755,300	251,300	201%

C2 produced (Bbl/d)	4,000	—	NA
C3+ NGLs fractionated (Bbl/d) (1)	30,300	12,100	150%
Total NGLs fractionated (Bbl/d)	34,300	12,100	183%

Condensate stabilized (Bbl/d) (2)	2,600	—	NA

Northeast
Natural gas processed (Mcf/d)	266,100	255,600	4%
NGLs fractionated (Bbl/d) (3)	14,900	17,400	(14)%

Keep-whole NGL sales (gallons, in thousands)	31,200	32,200	(3)%
Percent-of-proceeds NGL sales (gallons, in thousands)	30,200	26,000	16%
Total NGL sales (gallons, in thousands) (4)	61,400	58,200	5%

Crude oil transported for a fee (Bbl/d)	10,400	9,900	5%

Southwest
East Texas gathering systems throughput (Mcf/d)	615,800	495,800	24%
East Texas natural gas processed (Mcf/d)	497,100	368,100	35%
East Texas NGL sales (gallons, in thousands) (5)	107,200	93,900	14%

Western Oklahoma gathering systems throughput (Mcf/d) (6)	342,500	296,900	15%
Western Oklahoma natural gas processed (Mcf/d) (7)	291,200	250,100	16%
Western Oklahoma NGL sales (gallons, in thousands) (8)	34,500	53,900	(36)%

Southeast Oklahoma gathering systems throughput (Mcf/d)	392,400	381,800	3%
Southeast Oklahoma natural gas processed (Mcf/d) (8)	178,600	147,300	21%
Southeast Oklahoma NGL sales (gallons, in thousands)	28,600	21,000	36%
Arkoma Connector Pipeline throughput (Mcf/d) (9)	209,800	225,300	(7)%

Other Southwest gathering systems throughput (Mcf/d) (11)	46,200	46,900	(1)%

Javelina refinery off-gas processed (Mcf/d)	100,300	110,500	(9)%
Javelina liquids fractionated (Bbl/d) (12)	15,900	19,300	(18)%
Javelina NGL sales (gallons, in thousands) (12)	60,200	73,000	(18)%

Total Southwest gathering system throughput (Mcf/d)	1,396,900	1,221,400	14%
Total Southwest natural gas and refinery off-gas processed (Mcf/d)	1,067,200	876,000	22%
Total Southwest NGL sales (gallons, in thousands)	230,500	241,800	(5)%

(1)                                 The Hopedale Complex is jointly owned by MarkWest Liberty Midstream and MarkWest Utica EMG. Each segment includes its respective portion of the capacity utilized of the jointly owned Hopedale Complex. Operations began in January 2014, and a second fractionation facility began operations in December 2014. The volumes reported for 2014 are the average daily rate for the days of operation.

(2)                                 Utica Condensate operations began in February 2015.  The volumes reported are the average daily rate for the days of operation.  Utica Condensate is consolidated for segment purposes only.

(3)                                 Includes NGLs fractionated for Utica and Marcellus segments.

(4)                                 Represents sales at the Siloam fractionator. The total sales exclude approximately 499,000 gallons and 13,253,000 gallons sold by the Northeast on behalf of Marcellus and Utica for the three months ended March 31, 2015 and 2014, respectively.   These volumes are included as part of NGLs sold at Marcellus and Utica.

(5)                                 Excludes gallons processed in conjunction with take in kind contracts for the three months ended March 31, 2015 and March 31, 2014, respectively, as shown below.

Gallons processed in conjunction with take	Three months ended March 31,
in kind contracts	2015	2014
East Texas	—	318,000
Western Oklahoma	30,532,000	11,716,000

(6)                                 Includes natural gas gathered in Western Oklahoma and from the Granite Wash formation in the Texas Panhandle as management considers this one integrated area of operations.

(7)                                 The Buffalo Creek plant began operations in February 2014.

(8)                                 The natural gas processing in Southeast Oklahoma is outsourced to Centrahoma or other third-party processors.

(9)                                 The Arkoma connector pipeline is consolidated for segment purposes only.

(10)                          Excludes lateral pipelines where revenue is not based on throughput.

(11)                          Excludes Hydrogen volumes.

Liquidity and Capital Resources

There have not been any material changes during the three months ended March 31, 2015 to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

•                  Credit Facility. In February 2015, we entered into an amendment to our Credit Facility, which permanently increases our maximum possible leverage ratio to 5.5 to 1.0.  As of April 29, 2015, we had no borrowings outstanding and $11.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $1,288.7 million of unused capacity, of which approximately $1,040.2 million was available for borrowing based on financial covenant requirements.

•                  Senior Notes.  In March 2015, we completed a public offering of $650.0 million aggregate principal amount of 4.875% of unsecured notes.  For further discussion of the Senior Notes and the accounting impacts, see Note 9 of the accompanying Notes to these Condensed Consolidated Financial Statements.

•                  Credit Ratings. As of April 29, 2015, our credit ratings for our Senior Notes were Ba2 with a Stable outlook by Moody’s Investors Service and BB with a Stable outlook by Standard & Poor’s. Our Credit Facility is investment grade rated BBB- by Standard & Poor’s.

•                  Joint Venture Partners. We have contributed approximately $1,364.7 million as of March 31, 2015 to MarkWest Utica EMG. For further discussion see Note 3 of the accompanying Notes to these Condensed Consolidated Financial Statements.

Our primary strategy is to expand our asset base through organic growth projects and selective third-party acquisitions that are accretive to our cash available for distribution per common unit.

Our 2015 capital plan is summarized in the table below (in millions):

	2015 Full Year Plan		Actual
			Three months ended
	Low	High	March 31, 2015
Total growth capital (1)	$1,970	$2,395	$537
Joint venture partner’s estimated share of growth capital	(470)	(495)	(70)
Partnership share of growth capital	$1,500	$1,900	$467

(1)                                 Growth capital includes expenditures made to expand the existing operating capacity to increase volumes gathered, processed, transported or fractionated, or to decrease operating expenses, within our facilities. Growth capital also includes costs associated with new well connections. In general, growth capital includes costs that are expected to generate additional or new cash flow for the Partnership. Growth capital excludes expenditures for third-party acquisitions and equity investment.  Growth capital actual includes capital of approximately $100.9 million related to Partnership operated, unconsolidated affiliates. Maintenance capital was approximately $2.6 million for the three months ended March 31, 2015.  Maintenance capital includes capital expenditures made to maintain our operating capacity and asset base.

Continuous Equity Offering Program

Our public equity offerings for the three months ended March 31, 2015 are summarized in the table below (in millions).

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Common units	Net Proceeds	Common units	Net Proceeds
September 2013ATM (1)	—	$—	4.2	$272
November 2014 ATM (2)	—	—	—	—
Total	—	$—	4.2	$272

(1)         On September 5, 2013, we and M&R MWE Liberty L.L.C. (the “Selling Unitholder”) entered into an Equity Distribution Agreement with the 2013 Manager that established the September 2013 ATM pursuant to which we could have sold from time to time through the 2013 Manager, as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $1 billion. In addition, the Selling Unitholder may sell from time to time through the 2013 Manager up to 794,761 common units. During the three months ended March 31, 2014, we incurred approximately $4 million in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general Partnership purposes. During the three months ended March 31, 2014, the Selling Unitholder sold an aggregate of 222,897 of their common units under the September 2013 ATM, receiving net proceeds of approximately $14.3 million after deducting approximately $0.1 million in manager fees. We completed the September 2013 ATM on March 31, 2014.

(2)         On November 19, 2014, we and the Selling Unitholder entered into an Equity Distribution Agreement with financial institutions (the “November 2014 Managers”) that established an At the Market offering program (the “November 2014 ATM”) pursuant to which we may sell from time to time through the November 2014 Managers, as our sales agents, common units having an aggregate offering price of up to $1.5 billion. In addition, the Selling Unitholder may sell from time to time through the November 2014 Managers up to 3,990,878 common units. During the three months ended March 31, 2015, we sold no common units.

Cash Flow

The following table summarizes cash inflows (outflows) (in thousands):

	Three months ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$200,934	$112,373	$88,561
Net cash used in investing activities	(474,840)	(575,474)	100,634
Net cash provided by financing activities	401,303	501,277	(99,974)

Net cash provided by operating activities increased primarily due to an increase in working capital of approximately $49.4 million caused by timing, an $18.7 million change in realized gains (losses) and improvements in cash flows generated from operating income before items not allocated to segments.

Net cash used in investing activities decreased primarily due to a $148.8 million decrease in capital expenditures, which primarily relates to Ohio Gathering being an unconsolidated affiliate in 2015 and consolidated for the same period in 2014.  This decrease was partially offset by an increase in cash contributions to our equity method investments of approximately $39.9 million, which primarily relates to Ohio Gathering being an unconsolidated affiliate in 2015 and consolidated for the same period in 2014.  The increase was also offset by an $18.3 million decrease in proceeds from the sale of property, plant and equipment from the cash received in first quarter 2014 related to $17 million sale of assets to Utica Condensate.

Net cash provided by financing activities decreased primarily due to a $271.9 million decrease in proceeds from equity offerings and $9.5 million due to distributions to non-controlling interest holders, as well as higher distribution amounts paid of $32.3 million due to increased distributions per unit and common units issued throughout 2014, partially offset by a $180.6 million increase in net borrowings and $19.6 million in contributions from non-controlling interest holders due to Summit’s buy in of Ohio Gathering on June 1, 2014.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of March 31, 2015, our purchase obligations were $570.9 million compared to our obligations of $643.9 million as of December 31, 2014. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

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

There have not been any material changes during the three months ended March 31, 2015 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

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

As of March 31, 2015, there were quantitative indicators of impairment related to our Appleby asset group. A full impairment analysis was completed, which demonstrated the fair value did not exceed the carrying value of the asset group and an impairment charge of $22.8 million was recorded as of March 31, 2015.

As of March 31, 2015, there were no indicators of impairment for any of our other asset groups. A significant variance in any of the assumptions or factors used to estimate future cash flows could result in the impairment of an asset. For certain asset groups that comprise approximately 5.25% of total long-lived assets, a decrease in the estimated future cash flows used in our impairment analysis of 10% would indicate that the net book value of the asset groups may not be fully recoverable and further evaluation would be required to estimate a potential impairment.

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

Commodity Price Risk

The information about commodity price risk for the three months ended March 31, 2015 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2014.

Outstanding Derivative Contracts

The following table provides information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at March 31, 2015, including the weighted average prices (“WAVG”):

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2015	1,000	88.79	9,942

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	98,057	$0.57	$854
2016 (Jan. — Mar.)	75,298	0.60	254

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	18,718	$0.70	$233
2016 (Jan. — Mar.)	14,008	0.72	42

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	42,361	$0.69	$500
2016 (Jan. — Mar.)	31,383	0.72	117

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	19,393	$1.17	$271
2016 (Jan. — Mar.)	14,089	1.22	125

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole price risk at March 31, 2015, including the WAVG:

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2015 (Apr. — Sep.)	2,658	2.63	(59)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015 (Apr. — Sep.)	17,286	$0.52	$(37)

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015 (Apr. — Sep.)	1,990	$0.60	$(14)

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015 (Apr. — Sep.)	5,579	$0.56	$(37)

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015 (Apr. — Sep.)	4,041	$1.11	$(9)

The following tables provide information on the volume of MarkWest Liberty Midstream’s commodity derivative activity for positions related to long liquids price risk at March 31, 2015, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	90,681	$0.58	$1,049
2016 (Jan. — Mar.)	58,863	0.60	209

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	11,016	$0.69	$131
2016 (Jan. — Mar.)	7,608	0.71	15

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	25,256	$0.64	$233
2016 (Jan. — Mar.)	17,911	0.67	23

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	49,979	$1.18	$832
2016 (Jan. — Mar.)	33,768	1.22	300

The following table provides information on the derivative positions related to long liquids price risk that we have entered into subsequent to March 31, 2015, including the WAVG:

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2015 (Oct. — Dec.)	4,444	$1.27

The following table provides information on the derivative positions related to keep-whole and long liquids price risk for our taxable subsidiary that we have entered into subsequent to March 31, 2015, including the WAVG:

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)
2015	4,343	$2.55

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2015	29,247	$0.56

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2015	3,317	$0.67

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2015	9,274	$0.62

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2015	6,598	$1.19

The following tables provide information on the derivative positions of MarkWest Liberty Midstream related to long liquids price risk that we have entered into subsequent to March 31, 2015, including the WAVG:

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2015 (Oct. — Dec.)	16,151	$1.27

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative loss (gain) related to purchased product costs. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022 with the producer’s option to extend the agreement for successive five-year terms through December 31, 2032. As of March 31, 2015, the estimated fair value of this contract was a liability of $39.2 million and the recorded value was an asset of $14.3 million. The recorded asset does not include the inception fair value of the commodity contract related to the extended period from April 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative asset. See the following table for a reconciliation of the liability recorded for the embedded derivative as of March 31, 2015 (in thousands):

Fair value of commodity contract	$(39,213)
Inception value for period from April 1, 2015 to December 31, 2022	(53,507)
Derivative liability as of March 31, 2015	$14,294

Interest Rate Risk

Our primary interest rate risk exposure results from our Credit Facility, which has a borrowing capacity of $1.3 billion. The applicable interest rate for our Credit Facility was a variable rate of 4.25% at March 31, 2015. As of April 29, 2015, we had no borrowings outstanding on our Credit Facility. The debt under the Credit Facility bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of borrowing.

We may make use of interest rate swap agreements in the future to adjust the ratio of fixed and floating rates in our debt portfolio; however, we had no interest rate swaps outstanding as of March 31, 2015. Our debt portfolio as of March 31, 2015 is shown in the following table.

Long-Term Debt	Interest Rate	Lending Limit	Due Date	Outstanding at March 31, 2015
Credit Facility	Variable	$1.3 billion	March 2019	$—
2020 Senior Notes	Fixed	$500.0 million	November 2020	$500.0 million
2021 Senior Notes	Fixed	$325.0 million	August 2021	$325.0 million
2022 Senior Notes	Fixed	$455.0 million	June 2022	$455.0 million
2023A Senior Notes	Fixed	$750.0 million	February 2023	$750.0 million
2023B Senior Notes	Fixed	$1.0 billion	July 2023	$1.0 billion
2024 Senior Notes	Fixed	$1.15 billion	December 2024	$1.15 billion

Because we had no borrowings outstanding on our Credit Facility as of March 31, 2015, a hypothetical increase or decrease of one percentage point in interest rates would not change pre-tax earnings. Based on our overall interest rate exposure at April 29, 2015, a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under our Credit Facility would not change pre-tax earnings over a twelve-month period.

Credit Risk

The information about our credit risk for the three months ended March 31, 2015 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), as of March 31, 2015. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

On March 21, 2014, MarkWest Liberty Midstream received a Draft Consent Order from the West Virginia Department of Environmental Protection (“WVDEP”) incorporating 16 separate inspections in 2013 of various operations and construction sites with claimed regulatory violations relating to erosion and sediment control measures, damage in 2013 to a portion of the Marcellus NGL pipeline in Wetzel County, West Virginia which resulted from landslides (“Wetzel County Landslides”) and associated issues, pipeline borings and other disparate matters. The Draft Consent Order aggregated those matters and proposed a total aggregate administrative penalty of $115,120 for all of the various alleged claims, as well as the development of an approved remediation plan and certain provisions for approval of pipeline boring plans and other construction related activities in West Virginia going forward. MarkWest Liberty Midstream believes there are substantial defenses and disputable issues regarding the alleged claims, remedial action plans and the proposed penalty as set forth in the Draft Consent Order and MarkWest Liberty Midstream has and will continue to assert those defenses and issues in discussions with WVDEP.

Refer to Note 11 of the accompanying Notes to the Condensed Consolidated Financial Statements for all other information regarding legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

10.1

Seventh Amendment to Amended and Restated Credit Agreement dated as of February 3, 2015, among MarkWest Energy Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, and the other agents and lenders party thereto (incorporated by reference to the Current Report on Form 8-K filed February 3, 2015).

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

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: May 6, 2015		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015		/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2015		/s/ PAULA L. ROSSON
Paula L. Rosson
Senior Vice President & Chief Accounting Officer
(Principal Accounting Officer)