Form 10-Q
period 2015-09-30
MARKWEST ENERGY PARTNERS L P
filed 2015-11-04
CIK 1166036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 28, 2015, the number of the registrant’s common units and Class B units outstanding were 197,937,249 and 7,981,756, respectively.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents ($2,214 and $73,300, respectively)	$28,067	$108,887
Restricted cash	10,000	20,000
Receivables, net ($28,495 and $22,722, respectively)	275,131	302,259
Receivables from unconsolidated affiliates, net ($5,055 and $30, respectively)	18,074	7,097
Inventories ($3,724 and $2,434, respectively)	33,699	31,749
Fair value of derivative instruments	18,077	20,921
Deferred income taxes	10	9
Other current assets ($2,107 and $9,511, respectively)	20,160	46,731
Total current assets	403,218	537,653

Property, plant and equipment ($1,509,780 and $1,411,797, respectively)	11,038,482	9,923,524
Less: accumulated depreciation ($104,027 and $56,987, respectively)	(1,617,998)	(1,270,624)
Total property, plant and equipment, net	9,420,484	8,652,900

Other long-term assets:
Investment in unconsolidated affiliates ($770,712 and $696,784, respectively)	916,331	805,633
Intangibles, net of accumulated amortization of $386,988 and $350,327, respectively	745,258	809,277
Goodwill	79,729	82,411
Deferred financing costs, net of accumulated amortization of $27,856 and $31,298, respectively	54,154	52,919
Deferred contract cost, net of accumulated amortization of $0 and $3,198, respectively	20,000	20,052
Fair value of derivative instruments	16,863	16,507
Other long-term assets ($659 and $664, respectively)	3,270	3,426
Total assets	$11,659,307	$10,980,778

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable ($14,046 and $28,021, respectively)	$223,927	$270,997
Accrued liabilities ($6,163 and $48,793, respectively)	285,893	360,006
Deferred income taxes	1,395	239
Fair value of derivative instruments	854	—
Payables to unconsolidated affiliates, net ($1 and $5,500, respectively)	5,934	8,621
Total current liabilities	518,003	639,863

Deferred income taxes	348,565	357,260
Fair value of derivative instruments	20	—
Long-term debt, net of discounts of $6,648 and $6,196, respectively	4,755,352	3,621,404
Other long-term liabilities ($977 and $0, respectively)	160,250	169,012

Commitments and contingencies (Note 12)

Equity:
Common units (195,195 and 186,553 common units issued and outstanding, respectively)	4,556,217	4,758,243
Class B units (7,982 and 11,973 units issued and outstanding, respectively)	301,013	451,519
Non-controlling interest in consolidated subsidiaries	1,019,887	983,477
Total equity	5,877,117	6,193,239
Total liabilities and equity	$11,659,307	$10,980,778

Asset and liability amounts in parentheses represent the portion of the condensed consolidated balance attributable to a VIE.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Product sales	$142,422	$346,461	$467,002	$978,749
Service revenue	316,450	248,796	911,322	658,070
Derivative gain	15,419	11,829	22,925	1,109
Total revenue	474,291	607,086	1,401,249	1,637,928

Operating expenses:
Purchased product costs	108,741	246,801	355,517	674,189
Derivative gain related to purchased product costs	(9,043)	(13,564)	(2,248)	(9,398)
Facility expenses	95,028	83,579	275,394	250,829
Derivative loss related to facility expenses	515	1,128	606	2,905
Selling, general and administrative expenses	35,981	28,860	105,587	91,851
Depreciation	128,749	105,072	370,250	311,079
Amortization of intangible assets	15,678	16,313	47,100	48,256
Impairment expense	—	—	25,523	—
Loss (gain) on disposal of property, plant and equipment	1,458	(766)	3,064	591
Accretion of asset retirement obligations	308	168	695	504
Total operating expenses	377,415	467,591	1,181,488	1,370,806
Income from operations	96,876	139,495	219,761	267,122

Other income (expense):
Equity in earnings (loss) from unconsolidated affiliates	7,699	(1,555)	11,473	(2,026)
Interest expense	(51,498)	(39,448)	(153,642)	(123,823)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,632)	(1,469)	(4,829)	(5,742)
Loss on redemption of debt	(29)	—	(117,889)	—
Miscellaneous income, net	19	55	113	117
Income (loss) before provision for income tax	51,435	97,078	(45,013)	135,648

Provision for income tax expense (benefit):
Current	125	39	289	365
Deferred	2,104	10,991	(13,637)	20,271
Total provision for income tax expense (benefit)	2,229	11,030	(13,348)	20,636

Net income (loss)	49,206	86,048	(31,665)	115,012

Net income attributable to non-controlling interest	(20,079)	(8,614)	(49,777)	(16,109)
Net income (loss) attributable to the Partnership’s unitholders	$29,127	$77,434	$(81,442)	$98,903

Net income (loss) attributable to the Partnership’s common unitholders per common unit:
Basic	$0.15	$0.43	$(0.44)	$0.58
Diluted	$0.15	$0.41	$(0.44)	$0.54
Weighted average number of outstanding common units:
Basic	191,908	176,757	188,502	166,792
Diluted	200,679	189,440	188,502	182,105
Cash distribution declared per common unit	$0.92	$0.88	$2.73	$2.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Changes in Equity

(unaudited, in thousands)

	Common Units		Class B Units		Non- controlling
	Units	Amount	Units	Amount	Interest	Total Equity
December 31, 2014	186,553	$4,758,243	11,973	$451,519	$983,477	$6,193,239
Issuance of units in public offerings, net of offering costs	4,451	237,929	—	—	—	237,929
Conversion of Class B units to common units	3,991	150,506	(3,991)	(150,506)	—	—
Distributions paid	—	(516,032)	—	—	(51,028)	(567,060)
Contributions from non-controlling interest	—	—	—	—	30,712	30,712
Sale of equity interest in a joint venture	—	—	—	—	11,319	11,319
Transfer of interest due to sale of joint venture	—	4,370	—	—	(4,370)	—
Share-based compensation activity	200	8,741	—	—	—	8,741
Deferred income tax impact from changes in equity	—	(6,098)	—	—	—	(6,098)
Net (loss) income	—	(81,442)	—	—	49,777	(31,665)
September 30, 2015	195,195	$4,556,217	7,982	$301,013	$1,019,887	$5,877,117

	Common Units		Class B Units		Non- controlling		Redeemable Non- controlling Interest (Temporary
	Units	Amount	Units	Amount	Interest	Total Equity	Equity)
December 31, 2013	157,766	$3,476,295	15,964	$602,025	$719,813	$4,798,133	$235,617
Issuance of units in public offerings, net of offering costs	16,057	1,054,195	—	—	—	1,054,195	—
Conversion of Class B units to common units	3,991	150,506	(3,991)	(150,506)	—	—	—
Distributions paid	—	(434,654)	—	—	(930)	(435,584)	—
Redeemable non-controlling interest classified as temporary equity	—	—	—	—	173,210	173,210	(173,210)
Elimination of non-controlling interest from deconsolidation of a subsidiary	—	—	—	—	(6,592)	(6,592)	—
Share-based compensation activity	211	5,042	—	—	—	5,042	—
Deferred income tax impact from changes in equity	—	(30,058)	—	—	—	(30,058)	—
Net income	—	98,903	—	—	16,109	115,012	—
September 30, 2014	178,025	$4,320,229	11,973	$451,519	$901,610	$5,673,358	$62,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKWEST ENERGY PARTNERS, L.P.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(31,665)	$115,012
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	370,250	311,079
Amortization of intangible assets	47,100	48,256
Impairment expense	25,523	—
Loss on redemption of debt	117,889	—
Amortization of deferred financing costs and debt discount	4,829	5,742
Accretion of asset retirement obligations	695	504
Amortization of deferred contract cost	52	1,103
Phantom unit compensation expense	14,861	13,989
Equity in (earnings) loss from unconsolidated affiliates	(11,473)	2,026
Distributions from unconsolidated affiliates	46,485	7,186
Unrealized loss (gain) on derivative instruments	3,361	(18,162)
Loss on disposal of property, plant and equipment	3,064	591
Deferred income taxes	(13,637)	20,271
Changes in operating assets and liabilities:
Receivables	29,479	(47,570)
Receivables from unconsolidated affiliates	(10,977)	3,682
Inventories	(1,504)	(23,437)
Other current assets	26,571	2,094
Accounts payable and accrued liabilities	(40,225)	35,629
Payables to unconsolidated affiliates	(2,687)	7,147
Other long-term assets	156	218
Other long-term liabilities	(9,698)	10,720
Net cash flows provided by operating activities	568,449	496,080

Cash flows from investing activities:
Restricted cash	10,000	—
Capital expenditures	(1,230,979)	(1,771,900)
Investment in unconsolidated affiliates	(145,311)	(205,855)
Proceeds from sale of equity interest in unconsolidated affiliate	—	341,137
Proceeds from disposal of property, plant and equipment	2,735	21,573
Net cash flows used in investing activities	(1,363,555)	(1,615,045)

Cash flows from financing activities:
Proceeds from public equity offerings, net	237,929	1,054,195
Proceeds from Credit Facility	1,844,900	2,484,400
Payments of Credit Facility	(1,280,500)	(1,958,500)
Proceeds from long-term debt	1,848,875	—
Payments of long-term debt	(1,280,000)	—
Payments of premiums on redemption of long-term debt	(103,209)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(20,558)	(2,045)
Proceeds from sale of equity interest in joint venture	11,319	—
Contributions from non-controlling interest	30,712	—
Payments of SMR liability	(2,001)	(1,823)
Cash paid for taxes related to net settlement of share-based payment awards	(6,121)	(8,947)
Payment of distributions to common unitholders	(516,032)	(434,654)
Payment of distributions to non-controlling interest	(51,028)	(930)
Net cash flows provided by financing activities	714,286	1,131,696

Net (decrease) increase in cash and cash equivalents	(80,820)	12,731
Cash and cash equivalents at beginning of period	108,887	85,305
Cash and cash equivalents at end of period	$28,067	$98,036

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. In management’s opinion, the Partnership has made all adjustments necessary for a fair presentation of its results of operations, financial position and cash flows for the periods shown. These adjustments are of a normal recurring nature.  Finally, results for the nine months ended September 30, 2015 are not necessarily indicative of results for the full year 2015 or any other future period.

The Partnership’s unaudited condensed consolidated financial statements include all majority-owned or controlled subsidiaries. In addition, MarkWest Utica EMG, L.L.C. (“MarkWest Utica EMG”), a VIE for which the Partnership has been determined to be the primary beneficiary, is included in the condensed consolidated financial statements (See Note 4). Intercompany investments, accounts and transactions have been eliminated. The Partnership’s investments in which the Partnership exercises significant influence but does not control and does not have a controlling financial interest, are accounted for using the equity method.  The Partnership’s investments in VIEs, in which the Partnership exercises significant influence but does not control and is not the primary beneficiary, are also accounted for using the equity method.

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

In August 2014, the FASB issued ASU 2014-15 — Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), that provides guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides related disclosure requirements. ASU 2014-15 is effective for the Partnership as of December 31, 2016 and early adoption is permitted. The Partnership evaluated ASU 2014-15 and has determined the impact is not material to the Partnership’s condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 — Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) that will modify current consolidation guidance. ASU 2015-02 makes changes to the variable interest model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. ASU 2015-02 is effective for the Partnership as of January 1, 2016 and early adoption is permitted. The Partnership evaluated ASU 2015-02 and has determined the impact is not material to the Partnership’s condensed consolidated financial statements.

In April 2015 and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15 — Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03 and 2015-15”) that will modify the presentation of debt issuance costs related to debt other than lines of credit such that they are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  ASU 2015-03 and 2015-15 is effective for the Partnership as of January 1, 2016 and early adoption is permitted. The Partnership evaluated ASU 2015-03 and 2015-15 and has determined the impact is not material to the Partnership’s condensed consolidated financial statements.

3.  Merger

Merger Agreement

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

Under the Merger Agreement, MPC will contribute $675 million to MPLX, without receiving any new equity in exchange, and, at the effective time of the Merger (the “Effective Time”), (a) each outstanding Partnership common unit (the “Common Units”) will be converted into the right to receive 1.09 MPLX common units (the “MPLX Common Units” and, such consideration, the “Common Equity Consideration”) and an amount in cash obtained by dividing $675 million by the number of Common Units plus the number of Canceled Awards (as defined below) plus the number of Partnership Class B units (the “Class B Units”), in each case outstanding as of immediately prior to the Effective Time (together with the Common Equity Consideration, the “Common Merger Consideration”) and (b) each outstanding Class B Unit will be converted into the right to receive one MPLX Class B unit (the “MPLX Class B Units”).  Under the Merger Agreement, at the Effective Time, the Partnership Class A units, all of which are owned by wholly owned subsidiaries of the Partnership, will be converted into a specified number of MPLX Class A units, as more fully described in the Merger Agreement.

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

The completion of the Merger is subject to certain customary conditions, including (a) the approval of the Merger Agreement by the Partnership’s unitholders entitled to vote thereon and (b) the approval of the MPLX Common Units comprising the Common Equity Consideration for listing on the New York Stock Exchange.  Each of the Partnership’s and MPLX’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to specified standards, the accuracy of the representations and warranties of the other party and (ii) performance in all material respects by the other party of its obligations under the Merger Agreement. The registration statement filed by MPLX with respect to the Merger and Common Equity Consideration was declared effective on October 29, 2015.  The Partnership’s special unitholders meeting to consider and vote on a proposal to approve the Merger Agreement and the transactions contemplated thereby, has been scheduled to be held on December 1, 2015 at the Partnership’s offices located in Denver, Colorado.

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

Under the Merger Agreement, the Partnership, MPC and the MPLX Entities have agreed that, prior to the closing of the Merger, MPLX GP will increase the size of its board of directors by two directors and will appoint two directors identified by the Partnership to such board of directors, one of which shall be independent under the NYSE rules.  MPC has also agreed to appoint one director identified by the Partnership to the board of directors of MPC.  Both such appointments shall be effective immediately following the closing of the Merger.  The partnership has identified Mr. Frank M. Semple as one of the two directors to be appointed to the MPLX GP board, and Mr. Semple has also been identified by the Partnership to be appointed to the MPC board.  The Merger Agreement also provides that MPC has agreed to fill the next vacancy on the Board of Directors of MPLX GP that arises following date of the closing of the merger, by first considering the nomination of an individual who was an independent director of the Partnership’s general partner as of the date of the Merger Agreement.  In addition, pursuant to the Merger Agreement, certain of the Partnership’s executive officers will retain their titles and become executive officers of MPLX GP and MPC, as the case may be.

Voting Agreement

On July 11, 2015, and in connection with the execution of the Merger Agreement, M&R MWE Liberty, LLC, which holds 7,352,691 Common Units (representing approximately 3.7% of the outstanding Common Units as of October 28, 2015), entered into a Voting Agreement with the MPLX Entities (the “Voting Agreement”), pursuant to which such holder has agreed, among other things, to vote (or cause to be voted) all Common Units owned by such holder in favor of approving the Merger Agreement.  The Voting Agreement shall terminate upon termination of the Merger Agreement, and certain other specified events.

Lock-Up Agreement

On July 11, 2015, and in connection with the execution of the Merger Agreement, EMG Utica, LLC (“EMG Utica”), EMG Utica Condensate, LLC, the MPLX Entities, the Partnership and M&R MWE Liberty, L.L.C. entered into a Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the parties thereto have agreed, among other things, not to convert any Class B Units into Common Units in connection with the Merger and that certain transfer restrictions will apply, during the six-month period following consummation of the Merger, to the MPLX Common Units that the holders of Class B Units will receive as Common Merger Consideration for its Common Units.  The MPLX Class B Units will have substantially similar rights and obligations, including registration rights, as those applicable to the Class B Units, other than there will be no transfer restrictions on the MPLX Common Units into which such MPLX Class B Units are convertible.  The MPLX Class B Units will be convertible into the Common Merger Consideration on July 1, 2016 and July 1, 2017.

As of September 30, 2015, MWE owned a 55% ownership interest in MarkWest Utica EMG Condensate, L.L.C. (“Utica Condensate”). Under the terms of the Lock-Up Agreement, MWE will purchase the remaining 45% interest in Utica Condensate for $83 million in connection with, and conditioned upon, the consummation of the Merger. Utica Condensate’s business is conducted solely through its 60% ownership interest in Ohio Condensate Company, L.L.C. (“Ohio Condensate”). The owner of the remaining 40% interest in Ohio Condensate has certain participatory rights and as a result Ohio Condensate has been and will continue to be accounted for as an equity method investment.

4.  Variable Interest Entity

MarkWest Utica EMG

Effective January 1, 2012, the Partnership and EMG Utica (together the “Members”) executed agreements to form a joint venture, MarkWest Utica EMG, to develop significant natural gas gathering, processing and NGL fractionation, transportation and marketing infrastructure in eastern Ohio.

In February 2013, the Members entered into the Amended and Restated Limited Liability Company Agreement of MarkWest Utica EMG (“Amended Utica LLC Agreement”) which replaced the original agreement. Pursuant to the Amended Utica LLC Agreement, the aggregate funding commitment of EMG Utica increased to $950.0 million (the “Minimum EMG Investment”).  EMG Utica was required to fund all capital until the Minimum EMG Investment was satisfied, which occurred in May 2013. After EMG Utica funded the Minimum EMG Investment, the Partnership was required to fund, as needed, 100% of future capital for MarkWest Utica EMG until such time as the aggregate capital that had been contributed by the Members reached $2.0 billion, which occurred in November 2014. Until such time as the investment balances of the Partnership and EMG Utica are in the ratio of 70% and 30%, respectively (such time being referred to as the “Second Equalization Date”), EMG Utica has the right, but not the obligation, to fund up to 10% of each capital call for MarkWest Utica EMG, and the Partnership will be required to fund all remaining capital not elected to be funded by EMG Utica. After the Second Equalization Date, the Partnership and EMG Utica will have the right, but not the obligation, to fund their pro rata portion (based on their respective investment balances) of any additional required capital and may also fund additional capital that the other party elects not to fund. As of September 30, 2015, EMG Utica has contributed approximately $992.3 million and the Partnership has contributed approximately $1,430.6 million to MarkWest Utica EMG.

Under the Amended Utica LLC Agreement, after EMG Utica has contributed more than $500.0 million to MarkWest Utica EMG and prior to December 31, 2016, EMG Utica’s investment balance will also be increased by a quarterly special non-cash allocation of income (“Preference Amount”) that is based upon the amount of capital contributed by EMG Utica in excess of $500.0 million. No Preference Amount will accrue to EMG Utica’s investment balance after December 31, 2016. EMG Utica received a special non-cash allocation of income of approximately $11.3 million and approximately $32.5 million for the three and nine months ended September 30, 2015, respectively. EMG Utica received a special non-cash allocation of income of approximately $9.3 million and approximately $27.2 million for the three and nine months ended September 30, 2014, respectively.  The Preference Amount along with the cash contributions result in investment balances of the Partnership and EMG Utica as of September 30, 2015 in the ratio of 56% and 44%, respectively.

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

The assets of MarkWest Utica EMG are the property of MarkWest Utica EMG and are not available to the Partnership for any other purpose, including as collateral for its secured debt (See Notes 10 and 16). MarkWest Utica EMG’s asset balances can only be used to settle its own obligations. The liabilities of MarkWest Utica EMG do not represent additional claims against the Partnership’s general assets and the creditors or beneficial interest holders of MarkWest Utica EMG do not have recourse to the general credit of the Partnership. The Partnership’s maximum exposure to loss as a result of its involvement with MarkWest Utica EMG includes its equity investment, any additional capital contribution commitments and any operating expenses incurred by the subsidiary operator in excess of its compensation received for the performance of the operating services. The Partnership did not provide any financial support to MarkWest Utica EMG that it was not contractually obligated to provide during the nine months ended September 30, 2015 and 2014.

Ohio Gathering

Ohio Gathering Company, L.L.C. (“Ohio Gathering”) is a subsidiary of MarkWest Utica EMG and is engaged in providing natural gas gathering services in the Utica Shale in eastern Ohio. Prior to June 1, 2014, MarkWest Utica EMG, as the primary beneficiary of a VIE, consolidated Ohio Gathering.  Effective June 1, 2014 (“Summit Investment Date”), Summit Midstream Partners (“Summit”) exercised its option (“Ohio Gathering Option”) and increased its equity ownership (“Summit Equity Ownership”) from less than 1% to approximately 40% through a cash investment of approximately $341.1 million that Ohio Gathering received in 2014.  MarkWest Utica EMG received approximately $336.1 million as a distribution from Ohio Gathering as a result of the exercise of the Ohio Gathering Option.  Summit purchased its initial 1% equity interest and the Ohio Gathering Option from Blackhawk Midstream LLC (“Blackhawk”) in January 2014.  As of the Summit Investment Date, MarkWest Utica EMG was no longer deemed the primary beneficiary due to Summit’s voting rights on significant operating matters obtained as a result of its increased equity ownership in Ohio Gathering. As of the Summit Investment Date, the Partnership accounted for Ohio Gathering as an equity method investment.  Ohio Gathering’s net assets are reported under the caption Investment in unconsolidated affiliates on the Condensed Consolidated Balance Sheets.

For the nine months ended September 30, 2014, the Partnership’s condensed consolidated results of operations include the consolidated results of operations of Ohio Gathering through May 31, 2014.  For the three and four months ended September 30, 2014 and for the three and nine months ended September 30, 2015, the Partnership, through its consolidation of MarkWest Utica EMG, has reported its pro rata share of Ohio Gathering’s net income under the caption Equity in earnings (loss) from unconsolidated affiliates on the Condensed Consolidated Statements of Operations.  Ohio Gathering is considered to be a related party.  The Partnership receives engineering and construction and administrative management fee revenue and other direct personnel costs (“Operational Service” revenue) for operating Ohio Gathering.  The amount of Operational Service revenue related to Ohio Gathering for the three and nine months ended September 30, 2015 was approximately $3.8 million and $12.7 million, respectively, and is reported as Service revenue in the Condensed Consolidated Statements of Operations. The amount of Operational Service revenue related to Ohio Gathering for the three and nine months ended September 30, 2014 was approximately $6.0 million and $7.0 million, respectively, and is reported as Service revenue in the Condensed Consolidated Statements of Operations.

5. Other Equity Interests

Utica Condensate

In December 2013, the Partnership and The Energy & Minerals Group (“EMG”) (together the “Condensate Members”) executed an agreement (“Utica Condensate LLC Agreement”) to form Utica Condensate for the purpose of engaging in wellhead condensate gathering, stabilization, terminalling, storage and marketing in the state of Ohio. If Utica Condensate requires additional capital, each Condensate Member has the right, but not the obligation, to contribute capital in proportion to its ownership interest. As of September 30, 2015, the Partnership owned 55% of Utica Condensate.

Ohio Condensate

Utica Condensate’s business is conducted solely through its subsidiary, Ohio Condensate, which was formed in December 2013 through an agreement executed between Utica Condensate and Blackhawk (“Ohio Condensate LLC Agreement”), in which Utica Condensate and Blackhawk contributed cash in exchange for equity ownership interests of 99% and 1%, respectively. In January 2014, Summit purchased Blackhawk’s less than 1% equity interest and its option to purchase up to an additional equity ownership interest of 40% in Ohio Condensate (“Ohio Condensate Option”).  Effective as of the Summit Investment Date, Summit exercised the Ohio Condensate Option and increased its equity ownership from less than 1% to 40% through a cash investment of approximately $8.6 million.

As of September 30, 2015, Utica Condensate owned 60% of Ohio Condensate.  The Partnership sold approximately $17 million of assets under construction to Utica Condensate in December 2013 and received the $17 million in the first quarter of 2014.  The Partnership has recorded the proceeds in the Proceeds from disposal of property, plant and equipment in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.  Ohio Condensate is considered to be a related party.  The amount of Operational Service revenue related to Ohio Condensate for the three and nine months ended September 30, 2015 was approximately $0.9 million and $3.0 million, respectively, and is reported as Service revenue in the Condensed Consolidated Statements of Operations. The amount of Operational Service revenue related to Ohio Condensate for the three and nine months ended September 30, 2014 was approximately $0.8 million and $2.1 million, respectively, and is reported as Service revenue in the Condensed Consolidated Statements of Operations.

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

All of the Partnership’s financial derivative positions are with financial institutions that are participating members of the Credit Facility (“participating bank group members”). Management conducts a standard credit review on counterparties to derivative contracts. There are no collateral requirements for derivative contracts between the Partnership and any participating bank group member. Specifically, the Partnership is not required to post collateral when it enters into derivative contracts with participating bank group members, as the participating bank group members have a collateral position in substantially all the wholly owned assets of the Partnership other than MarkWest Liberty Midstream & Resources, L.L.C. (“MarkWest Liberty Midstream”) and its subsidiaries and MarkWest Panola Pipeline, L.L.C. A separate agreement with certain participating bank group members allows MarkWest Liberty Midstream to enter into derivative positions without posting cash collateral.  The Partnership uses standardized agreements that allow for offset of certain positive and negative exposures (“master netting arrangements”) in the event of default or other terminating events, including bankruptcy.

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

As of September 30, 2015, the Partnership had the following outstanding commodity contracts that were entered into to manage cash flow risk associated with future sales of NGLs or future purchases of natural gas:

Derivative contracts not designated as hedging instruments	Financial Position	Notional Quantity (net)
Crude Oil (Bbl)	Short	201,800
Natural Gas (MMBtu)	Long	375,385
NGLs (Gal)	Short	80,351,908

Embedded Derivatives in Commodity Contracts

The Partnership has a commodity contract with a producer in the Appalachia region that creates a floor on the spread between the NGL product sales price and the purchase price of natural gas with an equivalent Btu content (the “frac spread”) for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative gain related to purchased product costs in the Condensed Consolidated Statement of Operations. In February 2011, the Partnership executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022 with the producer’s option to extend the agreement for successive five-year terms through December 31, 2032. As of September 30, 2015, the estimated fair value of this contract was a liability of $27.4 million and the recorded value was an asset of $21.1 million. The recorded asset does not include the inception fair value of the commodity contract related to the remaining extension period of October 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. For the three months ended September 30, 2015 and period from April 1, 2015 to September 30, 2015, approximately $2.5 million and $5.1 million, respectively, of the original inception value is no longer included in the inception value below as it is deemed to have settled.  See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2015 (in thousands):

Fair value of commodity contract	$(27,352)
Inception value for period from October 1, 2015 to December 31, 2022	(48,407)
Derivative asset as of September 30, 2015	$21,055

The Partnership has a commodity contract that gives it an option to fix a component of the utilities cost to an index price on electricity at a plant location in the Southwest segment through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2015 with the ability to fix the commodity contract for its remaining years. In October, the Partnership extended the contract through fourth quarter of 2016.  Changes in the fair value of the derivative component of this contract are recognized as Derivative loss related to facility expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2015, the estimated fair value of this contract was a liability of $0.6 million on the Condensed Consolidated Balance Sheet.

Financial Statement Impact of Derivative Contracts

There were no material changes to the Partnership’s policy regarding the accounting for these instruments as previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The impact of the Partnership’s derivative instruments on its Condensed Consolidated Balance Sheets is summarized below (in thousands):

	Assets		Liabilities
Derivative instruments not designated as hedging instruments and their balance sheet location	Fair Value at September 30, 2015	Fair Value at December 31, 2014	Fair Value at September 30, 2015	Fair Value at December 31, 2014
Commodity contracts(1)
Fair value of derivative contracts — current	$18,077	$20,921	$(854)	$—
Fair value of derivative contracts — long-term	16,863	16,507	(20)	—
Total	$34,940	$37,428	$(874)	$—

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

	Assets			Liabilities
As of September 30, 2015	Gross Amounts of Assets in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$13,356	$(248)	$13,108	$(248)	$248	$—
Embedded derivatives in commodity contracts	4,721	—	4,721	(606)	—	(606)
Total current derivative instruments	18,077	(248)	17,829	(854)	248	(606)

Non-current
Commodity contracts	529	—	529	(20)	—	(20)
Embedded derivatives in commodity contracts	16,334	—	16,334	—	—	—
Total non-current derivative instruments	16,863	—	16,863	(20)	—	(20)

Total derivative instruments	$34,940	$(248)	$34,692	$(874)	$248	$(626)

	Assets			Liabilities
As of December 31, 2014	Gross Amounts of Assets in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts of Liabilities in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Current
Commodity contracts	$18,652	$—	$18,652	$—	$—	$—
Embedded derivatives in commodity contracts	2,269	—	2,269	—	—	—
Total current derivative instruments	20,921	—	20,921	—	—	—

Non-current
Embedded derivatives in commodity contracts	16,507	—	16,507	—	—	—
Total non-current derivative instruments	16,507	—	16,507	—	—	—

Total derivative instruments	$37,428	$—	$37,428	$—	$—	$—

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

The impact of the Partnership’s derivative instruments on its Condensed Consolidated Statements of Operations is summarized below (in thousands):

Derivative contracts not designated as hedging instruments and the location of gain	Three months ended September 30,		Nine months ended September 30,
or (loss) recognized in income	2015	2014	2015	2014
Revenue: Derivative gain (loss)
Realized gain (loss)	$11,745	$(254)	$27,865	$(9,635)
Unrealized gain (loss)	3,674	12,083	(4,940)	10,744
Total revenue: derivative gain	15,419	11,829	22,925	1,109

Derivative gain (loss) related to purchased product costs
Realized gain (loss)	43	(667)	63	(925)
Unrealized gain	9,000	14,231	2,185	10,323
Total derivative gain related to purchased product costs	9,043	13,564	2,248	9,398

Derivative loss related to facility expenses
Unrealized (loss)	(515)	(1,128)	(606)	(2,905)
Total gain	$23,947	$24,265	$24,567	$7,602

7. Fair Value

Fair value measurements and disclosures relate primarily to the Partnership’s derivative positions discussed in Note 6. Money market funds, which are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets, are measured at fair value and are included in Level 1 measurements of the valuation hierarchy. The following table presents the derivative instruments carried at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$5,405	$(95)
Significant unobservable inputs (Level 3)
Commodity contracts	8,480	(173)
Embedded derivatives in commodity contracts	21,055	(606)
Total carrying value in Condensed Consolidated Balance Sheets	$34,940	$(874)

As of December 31, 2014	Assets	Liabilities
Significant other observable inputs (Level 2)
Commodity contracts	$14,812	$—
Significant unobservable inputs (Level 3)
Commodity contracts	3,840	—
Embedded derivatives in commodity contracts	18,776	—
Total carrying value in Condensed Consolidated Balance Sheets	$37,428	$—

The following table provides additional information about the significant unobservable inputs used in the valuation of Level 3 instruments as of September 30, 2015. The market approach is used for valuation of all instruments.

Level 3 Instrument	Balance Sheet Classification	Unobservable Inputs	Value Range	Time Period

Commodity contracts	Asset	Forward ethane prices (per gallon)	$0.20 - $0.21	Jan. 2016 - Dec. 2016

		Forward propane prices (per gallon)	$0.46 - $0.48	Oct. 2015 - Sep. 2016

		Forward isobutane prices (per gallon)	$0.61 - $0.64	Oct. 2015 - Mar. 2016

		Forward normal butane prices (per gallon)	$0.56 - $0.62	Oct. 2015 - Mar. 2016

		Forward natural gasoline prices (per gallon)	$0.94 - $0.99	Oct. 2015 - Dec. 2016

	Liability	Forward ethane prices (per gallon)	$0.20 - $0.20	Oct. 2015 - Dec. 2015

		Forward propane prices (per gallon)	$0.46 - $0.50	Oct. 2015 - Dec. 2016

		Forward normal butane prices (per gallon)	$0.62 - $0.62	Oct. 2015 - Dec. 2015

Embedded derivatives in commodity contract	Asset	Forward propane prices (per gallon) (1)	$0.46 - $0.53	Oct. 2015 - Dec. 2022

		Forward isobutane prices (per gallon) (1)	$0.59 - $0.66	Oct. 2015 - Dec. 2022

		Forward normal butane prices (per gallon) (1)	$0.53 - $0.64	Oct. 2015 - Dec. 2022

		Forward natural gasoline prices (per gallon) (1)	$0.94 - $1.11	Oct. 2015 - Dec. 2022

		Forward natural gas prices (per MMBtu) (2)	$2.37 - $3.42	Oct. 2015 - Dec. 2022

		Probability of renewal (3)	0%

	Liability	ERCOT Pricing (per MegaWatt Hour)	$23.07 - $25.68	Oct. 2015 - Dec. 2015

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

Embedded derivative in commodity contracts (asset) - The embedded derivative asset relates to the natural gas purchase agreement embedded in a keep-whole processing agreement as discussed further in Note 6. Increases (decreases) in forward NGL prices result in an increase (decrease) in the fair value of the embedded derivative. An increase in the probability of renewal would result in a decrease in the fair value of the related embedded derivative asset.

Embedded derivative in commodity contracts (liability) - The embedded derivative liability relates to utilities costs discussed further in Note 6.  Increases in the forward ERCOT prices result in a decrease in the fair value of the embedded derivative liability.

Level 3 Valuation Process

The Partnership’s Risk Management Department (the “Risk Department”) is responsible for the valuation of the Partnership’s commodity derivative contracts and embedded derivatives in commodity contracts. The Risk Department reports to the Chief Financial Officer for the oversight of the Partnership’s commodity risk management program. The members of the Risk Department have the requisite experience, knowledge and day-to-day involvement in the energy commodity markets to ensure appropriate valuations and understand the changes in the valuations from period to period. The valuations of the Level 3 commodity derivative contracts are performed by a third-party pricing service and reviewed and validated on a quarterly basis by the Risk Department by comparing the pricing and option volatilities to actual market data and/or data provided by at least one other independent third-party pricing service. The valuations for the embedded derivative in the commodity contract are completed by the Risk Department utilizing the market data and price curves provided by the third-party pricing service. For the embedded derivative in the keep-whole processing arrangement discussed in Note 6, the Risk Department must develop forward price curves for NGLs and natural gas for periods in which price curves are not available from third-party pricing services due to insufficient market data. As of September 30, 2015, the Risk Department utilized internally developed price curves for the period of October 2015 through December 2022 in the valuation of the embedded derivative in the keep-whole processing arrangement. In developing the pricing curves for these periods, the Risk Department maximizes its use of the latest known market data and trends as well as its understanding of the historical relationships between forward NGL and natural gas prices and the forward market data that is available for the required period, such as crude oil pricing and natural gas pricing from other markets. However, there is very limited actual market data available to validate the Risk Department’s estimated price curves.

Changes in Level 3 Fair Value Measurements

The tables below include a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2015 and 2014 (including the change in fair value) for assets and liabilities classified by the Partnership within Level 3 of the valuation hierarchy (in thousands):

	Three months ended September 30, 2015
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$4,778	$11,736
Total gain (realized and unrealized) included in earnings (1)	11,388	7,671
Settlements	(7,859)	1,042
Fair value at end of period	$8,307	$20,449

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$6,276	$10,103

	Three months ended September 30, 2014
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(2,092)	$(42,831)
Total gain (realized and unrealized) included in earnings (1)	5,626	10,715
Settlements	(380)	2,203
Fair value at end of period	$3,154	$(29,913)

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$4,109	$11,609

	Nine months ended September 30, 2015
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$3,840	$18,776
Total gain (loss) (realized and unrealized) included in earnings (1)	18,311	(2,527)
Settlements	(13,844)	4,200
Fair value at end of period	$8,307	$20,449

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$8,307	$2,943

	Nine months ended September 30, 2014
	Commodity Derivative Contracts (net)	Embedded Derivatives in Commodity Contracts (net)
Fair value at beginning of period	$(5,460)	$(35,032)
Total gain (loss) (realized and unrealized) included in earnings (1)	1,387	(1,352)
Settlements	7,227	6,471
Fair value at end of period	$3,154	$(29,913)

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to contracts still held at end of period (1)	$3,926	$716

(1)        Gains and losses on Commodity Derivative Contracts classified as Level 3 are recorded in Revenue: Derivative gain. Gains and losses on Embedded Derivatives in Commodity Contracts are recorded in Purchased product costs, Derivative gain related to purchased product costs, Facility expenses and Derivative loss related to facility expenses.

8. Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
NGLs	$4,771	$9,687
Line fill	4,311	6,241
Spare parts, materials and supplies	24,617	15,821
Total inventories	$33,699	$31,749

9. Impairment of Long-Lived Assets and Goodwill

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

An analysis completed during the first quarter of 2015 indicated a potential impairment of the Appleby asset grouping in the Southwest segment. Appleby is a gathering system in Nacogdoches County, Texas (“Appleby”).  In the first quarter of 2015, Appleby’s expected future cash flows were adversely impacted by declines in the forward price strip of natural gas and condensate.  The Partnership used a combination of the income and market approaches for determining the fair value of Appleby and recognized an impairment totaling approximately $22.8 million, of which approximately $16.8 million relates to intangibles and $6.0 million to property, plant and equipment for the nine months ended September 30, 2015.  This impairment is recorded as Impairment expense on the Condensed Consolidated Statements of Operations.

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

There were no impairments recorded related to the Partnership’s other reporting units as a result of its analyses for the nine months ended September 30, 2015.

10. Long-Term Debt

Debt is summarized below (in thousands):

	September 30, 2015	December 31, 2014
Credit Facility
Credit Facility, variable interest, due March 2019 (1)	$662,000	$97,600

Senior Notes (2)
2020 Senior Notes, 6.75% interest, issued November 2010 and due November 2020	—	500,000
2021 Senior Notes, 6.5% interest, net of discount of $— and $413, respectively, issued February and March 2011 and due August 2021	—	324,587
2022 Senior Notes, 6.25% interest, issued October 2011 and due September 2022	—	455,000
2023A Senior Notes, 5.5% interest, net of discount of $5,280 and $5,783, respectively, issued August 2012 and due February 2023	744,720	744,217
2023B Senior Notes, 4.5% interest, issued January 2013 and due July 2023	1,000,000	1,000,000
2024 Senior Notes, 4.875% interest, including premium of $9,934, issued November 2014 and March 2015 and due December 2024	1,159,934	500,000
2025 Senior Notes, 4.875% interest, including discount of $11,302, issued June 2015 and due June 2025	1,188,698	—
Total long-term debt (3)	$4,755,352	$3,621,404

(1)         Applicable interest rate was 2.5% for $300.0 million and 4.5% for $362.0 million at September 30, 2015.  The applicable interest rate was 4.5% at December 31, 2014.  The carrying amount of the Credit Facility approximates fair value due to the short-term and variable nature of the borrowings.  The fair value of the Partnership’s Credit Facility is considered a Level 2 measurement.

(2)         The estimated aggregate fair value of the senior notes (collectively, the “Senior Notes”) was approximately $3,820 million and $3,563 million as of September 30, 2015 and December 31, 2014, respectively, based on recent actual prices for OTC secondary market transactions. The fair value of the Partnership’s Senior Notes is considered a Level 2 measurement.

(3)         Accrued interest payable related to the long-term debt was approximately $57.9 million for the nine months ended September 30, 2015, and is included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

Significant financial covenants under the Credit Facility include the Interest Coverage Ratio (as defined in the Credit Facility), which must be greater than 2.5 to 1.0 and the Total Leverage Ratio (as defined in the Credit Facility).  Prior to the February 2015 amendment, the Total Leverage Ratio was required to be less than 5.5 to 1.0 prior to January 1, 2015, and thereafter until the Collateral Release Date the maximum permissible Total Leverage Ratio was 5.25 to 1.0.  In February 2015, the Partnership entered into an amendment which permanently increased the maximum permissible leverage ratio to 5.5 to 1.0 until the Collateral Release Date. The Total Leverage Ratio at any fiscal quarter-end on or after the Collateral Release Date shall not be greater than 5.00 to 1.00.

As of September 30, 2015, the Partnership was in compliance with these financial covenants. These covenants are used to calculate the available borrowing capacity on a quarterly basis. The Credit Facility is guaranteed by and collateralized by substantially all assets of the Partnership’s wholly owned subsidiaries, other than MarkWest Liberty Midstream and its subsidiaries and MarkWest Panola Pipeline, L.L.C. As of September 30, 2015, the Partnership had $662.0 million borrowings outstanding and approximately $8.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $629.7 million of unused capacity all of which was available for borrowing based on financial covenant requirements.  Additionally, the full amount of unused capacity is available for borrowing on a short-term basis to provide financial flexibility within a given fiscal quarter.

Senior Notes

In March 2015, the Partnership completed a public offering for $650 million in additional aggregate principal amount of 4.875% unsecured notes due December 2024 (“new notes”), which are additional notes under an indenture pursuant to which the Partnership issued $500 million aggregate principal amount of 4.875% Senior Notes due 2024 on November 21, 2014 (“existing notes”). The new notes and the existing notes are treated as a single class of securities under the indenture (“2024 Senior Notes”). The 2024 Senior Notes mature December 1, 2024. Interest on the new notes commenced accruing on November 21, 2014, and the Partnership pays interest on the notes twice a year on June 1 and December 1. The Partnership received aggregate net proceeds of approximately $653.6 million from the new notes offering, after deducting underwriting fees and third-party expenses and excluding approximately $9.0 million for accrued interest.

In June 2015, the Partnership completed a public offering for $1.2 billion in additional aggregate principal amount of 4.875% unsecured notes due June 2025 (“2025 Senior Notes”). The 2025 Senior Notes mature June 1, 2025. Interest on the 2025 Senior Notes commenced accruing on June 2, 2015, and the Partnership will pay interest on the notes twice a year, beginning on December 1, 2015. The Partnership received aggregate net proceeds of approximately $1,174.9 million from the 2025 Senior Notes offering, after deducting discounts, underwriting fees and third-party expenses and excluding approximately $23.0 million for accrued interest.  The proceeds from the issuance of the 2025 Senior Notes, along with the Credit Facility, were used to repurchase $500.0 million of the Partnership’s 6.754% Senior Notes due 2020 (the “2020 Senior Notes”), $325.0 million of the Partnership’s 6.5% Senior Notes due 2021 (the “2021 Senior Notes”) and $455.0 million of the Partnership’s 6.25% Senior Notes due 2022 (the “2022 Senior Notes”).

The Partnership recorded a total pre-tax loss during the nine months ended September 30, 2015 of approximately $117.9 million related to the repurchases of the 2020 Senior Notes, 2021 Senior Notes and 2022 Senior Notes. The pre-tax loss recorded in the second quarter of 2015 consisted of approximately $14.7 million related to the non-cash write-off of the unamortized discount and deferred finance costs and approximately $103.2 million related to the payment of redemption premiums and third party expenses.  The loss was recorded in Loss on redemption of debt in the accompanying Condensed Consolidated Statement of Operations.

11. Equity

Equity Offerings

Our public equity offerings are summarized in the table below for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30, 2015		Three months ended September 30, 2014		Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds
September 2013 ATM (1)	—	$—	—	$—	—	$—	4.2	$272
March 2014 ATM (2)	—	—	4.9	342	—	—	11.9	782
November 2014 ATM (3)	3.8	198	—	—	4.4	238	—	—
Total	3.8	$198	4.9	$342	4.4	$238	16.1	$1,054

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

(3)         In November 2014, the Partnership entered into an Equity Distribution Agreement with financial institutions (the “November 2014 Managers”) that established an At the Market offering program (the “November 2014 ATM”) pursuant to which the Partnership may sell from time to time through the November 2014 Managers, as its sales agents, common units having an aggregate offering price of up to $1.5 billion.  As of September 30, 2015, the Partnership has issued 6.9 million units receiving net proceeds of approximately $413 million under the November 2014 ATM.

All of the Partnership’s Class B units were issued to and are held by M&R MWE Liberty, LLC, an affiliate of EMG, as part of the Partnership’s December 31, 2011 acquisition of the non-controlling interest in MarkWest Liberty Midstream. Approximately four million Class B units converted to common units on July 1, 2015. The remaining Class B units will convert to common units on a one-for-one basis in two equal installments on July 1, 2016 and 2017. After the units are converted to common units, M&R MWE Liberty, LLC may sell common units as part of the November 2014 ATM program.  See the voting agreement section of Note 3 for further information regarding the voting of M&R MWE Liberty, LLC’s common units with respect to the Merger Agreement. Class B units converted to common units prior to the applicable record date will participate in the distributions relating to such date.

Distributions of Available Cash and Range of Unit Prices

	Common Unit Price		Distribution Per Common
Quarter Ended	High	Low	Unit	Declaration Date	Record Date	Payment Date
September 30, 2015	$70.81	$41.62	$0.93	October 22, 2015	November 4, 2015	November 13, 2015
June 30, 2015	$69.50	$56.20	$0.92	July 20, 2015	August 6, 2015	August 14, 2015
March 31, 2015	$69.16	$54.04	$0.91	April 22, 2015	May 7, 2015	May 15, 2015
December 31, 2014	$77.31	$58.67	$0.90	January 21, 2015	February 5, 2015	February 13, 2015

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

On July 6, 2015, officials from the United States Environmental Protection Agency and the Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site in Washington County, Pennsylvania pursuant to a search warrant issued by the United States District Court for the Western District of Pennsylvania.  At the conclusion of the search, the governmental officials presented MarkWest Liberty Midstream with a subpoena to provide documents related to the design, construction, operation, maintenance, modification, inspection, assessment, repair of, and/or emissions from MarkWest Liberty Midstream’s pipeline facilities located in Pennsylvania.  MarkWest Liberty Midstream is providing information in response to the subpoena and related requests for information from the relevant agencies, and is in discussions with the relevant agencies regarding issues associated with the search and subpoena and its operations of, or supplementary permitting obligations for, its pipeline facilities in the Northeast.  Immediately following the July 6 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities.  MarkWest Liberty Midstream’s review to date has determined that other than potentially having to obtain minor source permits at a small number of individual sites, MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and in compliance with applicable laws and regulations.  It is possible that, in connection with any enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify our operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations and cash available for distribution.  The amount of any potential assessments, penalties, fines, costs or expenses that may be incurred in connection with the inspection and subpoena cannot be reasonably estimated at this time.

As more fully described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, on July 11, 2015, the Partnership entered into the Merger Agreement with MPLX, MPLX GP, Merger Sub, and, for certain limited purposes set forth in the Merger Agreement, MPC.  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Partnership, with the Partnership surviving the Merger as a wholly owned subsidiary of MPLX.  After the Merger, the Partnership’s common units will cease to be publicly traded.

On July 24, 2015, a putative unitholder class action complaint was filed by a single plaintiff who purports to be a unitholder of the Partnership in the Court of Chancery for the State of Delaware (Case No. 11332-VCG) against the individual members of the General Partner’s board of directors (the “Board”), the General Partner, MPLX, MPC and Merger Sub. The complaint, styled Katsman v. Frank M. Semple, et al., (the “Katsman lawsuit”) alleges that the Board breached its duties in approving the Merger with MPLX. Generally, the Katsman lawsuit alleges that the Board breached its duties to the Partnership’s common unitholders because the Merger does not provide the Partnership’s common unitholders with adequate consideration, the Board did not seek to maximize value for the benefit of the Partnership’s common unitholders, certain members of the Partnership’s management team will remain executive officers of MPLX after the consummation of the Merger and the Merger Agreement contains preclusive deal protective devices and does not provide for appraisal rights.  The Katsman lawsuit also alleges that MPC, MPLX and Merger Sub aided and abetted in such breaches. The Katsman lawsuit seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages. The Katsman lawsuit also seeks an accounting and recovery of attorneys’ fees, experts’ fees, and other litigation costs.

On August 10, 2015, another purported unitholder of the Partnership filed a putative class action complaint, captioned Schein v. Semple, et al., (the “Schein lawsuit”) in the Court of Chancery of the State of Delaware, advancing substantially similar allegations and claims, and seeking substantially the same relief against the same defendants named in the Katsman lawsuit.

On August 14, 2015, another purported unitholder of the Partnership filed a putative class action complaint, captioned Kleinfeldt v. Semple, et al., (the “Kleinfeldt lawsuit”) in the Court of Chancery of the State of Delaware.  The Kleinfeldt lawsuit asserts substantially the same allegations and claims against the same defendants named in the Katsman and Schein lawsuits.

On September 9, 2015, the Katsman, Schein and Kleinfeldt lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation.  The Chancery Court’s consolidation order contemplates that any future Delaware class action suits will be consolidated into this action.  On October 1, 2015, the Delaware plaintiffs filed a consolidated complaint against the individual members of the Board, MPLX, the general partner of MPLX, MPC and Merger Sub asserting that in connection with the Merger and related disclosures, among other things, (i) the Board breached its duties in approving the Merger with MPLX and (ii) MPC, MPLX, the general partner of MPLX, and Merger Sub aided and abetted these breaches.  The complaint seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages.

The Partnership intends to vigorously defend this consolidated lawsuit. However, one of the conditions to the completion of the Merger is that no law, order, decree, judgment or injunction of any court, agency or other governmental authority shall be in effect that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the Merger Agreement.  A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.  An adverse judgment for rescission or for monetary damages could have a material adverse effect on the Partnership and MPLX following the Merger.

Contract Contingencies

Certain natural gas processing and gathering arrangements require the Partnership to construct new natural gas processing plants, natural gas gathering pipelines and NGL pipelines and contain certain fees and charges if specified construction milestones are not achieved for reasons other than force majeure. In certain cases, certain producers may have the right to cancel the processing arrangements if there are significant delays that are not due to force majeure. As of September 30, 2015, management does not believe there are any indications that the Partnership will not be able to meet the construction milestones, that force majeure does not apply, or that such fees and charges will otherwise be triggered.

13. Income Taxes

A reconciliation of the provision for income tax and the amount computed by applying the federal statutory rate to income before provision for income tax for the nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Nine months ended September 30, 2015
	Corporation	Partnership	Eliminations	Consolidated
Loss before provision for income tax	$(28,878)	$(16,064)	$(71)	$(45,013)
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	(10,107)	—	—	(10,107)
Permanent items	23	—	—	23
Change in state statutory rate	—	(1,517)	—	(1,517)
State income taxes net of federal benefit	(864)	(549)	—	(1,413)
Provision on income from Class A units (1)	(334)	—	—	(334)
Provision for income tax	$(11,282)	$(2,066)	$—	$(13,348)

	Nine months ended September 30, 2014
	Corporation	Partnership	Eliminations	Consolidated
Income before provision for income tax	$25,973	$110,156	$(481)	$135,648
Federal statutory rate	35%	0%	0%
Federal income tax at statutory rate	9,091	—	—	9,091
Permanent items	32	—	—	32
State income taxes net of federal benefit	652	1,037	—	1,689
Federal and state tax rate change	4,250	—	—	4,250
Provision on income from Class A units (1)	5,574	—	—	5,574
Provision for income tax	$19,599	$1,037	$—	$20,636

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

14. Earnings Per Common Unit

The following table shows the computation of basic and diluted net income (loss) per common unit, and the weighted-average units used to compute basic and diluted net income (loss) per common unit for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to the Partnership’s unitholders	$29,127	$77,434	$(81,442)	$98,903
Less: Income allocable to phantom units	657	560	1,943	1,656
Income (loss) available for common unitholders - basic	28,470	76,874	(83,385)	97,247
Add: Income allocable to phantom units and DER expense (1)	687	583	—	1,724
Income (loss) available for common unitholders - diluted	$29,157	$77,457	$(83,385)	$98,971

Weighted average common units outstanding - basic	191,908	176,757	188,502	166,792
Potential common shares (Class B and phantom units) (1)	8,771	12,683	—	15,313
Weighted average common units outstanding - diluted	200,679	189,440	188,502	182,105

Net income (loss) attributable to the Partnership’s common unitholders per common unit (2)
Basic	$0.15	$0.43	$(0.44)	$0.58
Diluted	$0.15	$0.41	$(0.44)	$0.54

(1)         For the nine months ended September 30, 2015, approximately 11,393 potential common shares were excluded from the calculation because the impact was anti-dilutive.

(2)    Earnings per Class B units equals zero as Class B unitholders are not entitled to receive distributions and therefore no income is allocable to Class B units under the two class method.

15. Segment Information

The Partnership prepares segment information in accordance with GAAP. However, certain items below Income from operations in the accompanying Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual segments. Management does not consider these items allocable to or controllable by any individual segment and therefore excludes these items when evaluating segment performance. Segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. As disclosed in Note 4, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of September 30, 2015 and results of operations are reported under the equity method of accounting. However, the Partnership’s Chief Executive Officer and chief operating decision maker continues to view the Utica Segment inclusive of Ohio Gathering, and reviews its financial information as if it were consolidated.  In addition, the Partnership’s Chief Executive Officer and chief operating decision maker views all Partnership operated, non-wholly owned subsidiaries as if they are consolidated, as these subsidiaries are operated by the Partnership.

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments for the three months ended September 30, 2015 and 2014 for the reported segments (in thousands):

Three months ended September 30, 2015:

	Marcellus	Utica	Northeast	Southwest	Elimination (1)	Total

Segment revenue	$199,693	$82,654	$20,636	$192,803	$—	$495,786
Segment purchased product costs	1,874	(108)	8,589	98,387	—	108,742
Net operating margin	197,819	82,762	12,047	94,416	—	387,044
Segment facility expenses	44,363	19,040	7,906	33,671	—	104,980
Segment portion of operating income attributable to non-controlling interests	—	32,411	—	2,084	—	34,495
Operating income before items not allocated to segments	$153,456	$31,311	$4,141	$58,661	$—	$247,569

Three months ended September 30, 2014:

	Marcellus	Utica	Northeast	Southwest	Elimination (1)	Total
Segment revenue	$230,241	$47,520	$52,120	$276,666	(1,298)	$605,249
Segment purchased product costs	57,569	11,023	18,350	159,964	—	246,906
Net operating margin	172,672	36,497	33,770	116,702	(1,298)	358,343
Segment facility expenses	36,171	14,150	9,515	32,267	(1,298)	90,805
Segment portion of operating income attributable to non-controlling interests	—	10,616	—	5	—	10,621
Operating income before items not allocated to segments	$136,501	$11,731	$24,255	$84,430	—	$256,917

(1)         Amounts represent revenues and expenses associated with the Northeast segment fractionation completed on behalf of the Marcellus segment.

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,
	2015	2014
Total segment revenue	$495,786	$605,249
Derivative gain not allocated to segments	15,419	11,829
Revenue adjustment for unconsolidated affiliates (1)	(43,124)	(15,463)
Revenue deferral adjustment and other (2) (3)	6,210	5,471
Total revenue	$474,291	$607,086

Operating income before items not allocated to segments	$247,569	$256,917
Portion of operating income attributable to non-controlling interests	14,569	6,065
Derivative gain not allocated to segments	23,947	24,265
Revenue adjustment for unconsolidated affiliates (1)	(43,124)	(15,463)
Revenue deferral adjustment (2)	1,075	5,471
Compensation expense included in facility expenses not allocated to segments	(918)	(801)
Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates (4)	13,318	5,444
Portion of operating income attributable to non-controlling interests of unconsolidated affiliates (5)	19,926	4,556
Facility expense adjustments (6)	2,688	2,688
Selling, general and administrative expenses	(35,981)	(28,860)
Depreciation	(128,749)	(105,072)
Amortization of intangible assets	(15,678)	(16,313)
(Loss) gain on disposal of property, plant and equipment	(1,458)	766
Accretion of asset retirement obligations	(308)	(168)
Income from operations	96,876	139,495
Equity in earnings (loss) from unconsolidated affiliates	7,699	(1,555)
Interest expense	(51,498)	(39,448)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,632)	(1,469)
Loss on redemption of debt	(29)	—
Miscellaneous income, net	19	55
Income before provision for income tax	$51,435	$97,078

(1)         Revenue adjustment for unconsolidated affiliates relates to revenue of Partnership operated, non-wholly owned subsidiaries (See Note 4).

(2)         Revenue deferral adjustment amount relates primarily to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. In March 2015, the cash consideration received from the Southwest segment contract declined and the reported segment revenue was less than the revenue recognized for GAAP purposes.  For the three months ended September 30, 2015, approximately $0.2 million of the revenue deferral adjustment is attributable to the Southwest segment. Beginning in the second quarter of 2015, the cash consideration received from the Northeast segment contract declined and the reported segment revenue is less than the revenue recognized for GAAP purposes.  For the three months ended September 30, 2015, approximately $0.9 million of the revenue deferral adjustment is attributable to the Northeast segment. In comparison, for the three months ended September 30, 2014, approximately $0.2 million and $1.5 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively.

(3)         Other consists of Operational Service revenues from unconsolidated affiliates of $5.1 million for the three months ended September 30, 2015 compared to $7.2 million for three months ended September 30, 2014.

(4)         Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates consist of the facility expenses and purchased product costs related to Partnership operated, non-wholly owned subsidiaries (See note (1) above and Note 4).

(5)         Portion of operating income attributable to non-controlling interests of unconsolidated affiliates amount relates to the Partnership’s joint venture partners’ proportionate share of operating income in Partnership operated, non-wholly owned subsidiaries, which is included in segment operating income calculation as if the Partnership operated, non-wholly owned subsidiaries are consolidated (See note (1) above and Note 4).

(6)         Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

The tables below present the Partnership’s segment profit measure, Operating income before items not allocated to segments for the nine months ended September 30, 2015 and 2014 for the reported segments (in thousands):

Nine months ended September 30, 2015:

	Marcellus	Utica (1)	Northeast	Southwest (1)	Elimination (2)	Total

Segment revenue	$596,180	$205,507	$73,252	$589,280	$(44)	$1,464,175
Segment purchased product costs	12,944	752	30,850	310,972	—	355,518
Net operating margin	583,236	204,755	42,402	278,308	(44)	1,108,657
Segment facility expenses	127,683	51,630	22,368	101,581	(44)	303,218
Segment portion of operating income attributable to non-controlling interests	—	76,151	—	5,693	—	81,844
Operating income before items not allocated to segments	$455,553	$76,974	$20,034	$171,034	$—	$723,595

Capital expenditures	$842,776	$367,092	$2,389	$221,909	$—	$1,434,166
Capital expenditures for Partnership operated, non-wholly owned subsidiaries (1)						(210,489)
Capital expenditures not allocated to segments						7,302
Total capital expenditures						$1,230,979

Nine months ended September 30, 2014:

	Marcellus	Utica(1)	Northeast	Southwest	Elimination (2)	Total
Segment revenue	$589,134	$102,112	$157,150	$807,136	(3,769)	$1,651,763
Segment purchased product costs	131,569	22,511	53,974	466,276	—	674,330
Net operating margin	457,565	79,601	103,176	340,860	(3,769)	977,433
Segment facility expenses	105,399	38,176	25,138	99,143	(3,769)	264,087
Segment portion of operating income attributable to non-controlling interests	—	18,439	—	10	—	18,449
Operating income before items not allocated to segments	$352,166	$22,986	$78,038	$241,707	—	$694,897

Capital expenditures	$1,098,597	$739,389	$928	$108,196	—	$1,947,110
Capital expenditures for Ohio Gathering after deconsolidation (1)						(188,178)
Capital expenditures not allocated to segments						12,968
Total capital expenditures						$1,771,900

(1)         The Utica segment for the nine months ended September 30, 2015 includes $207.2 million of capital expenditures related to Partnership operated, non-wholly owned subsidiaries’ capital expenditures.  The Southwest segment for the nine months ended September 30, 2015 includes $3.3 million related to Partnership operated, non-wholly owned subsidiaries. The Utica segment for the nine months ended September 30, 2014 includes $188 million related to Ohio Gathering capital expenditures after deconsolidation on June 1, 2014.

(2)         Amounts represent revenues and expenses associated with the Northeast segment fractionation completed on behalf of the Marcellus segment.

The following is a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to income before provision for income tax for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Total segment revenue	$1,464,175	$1,651,763
Derivative gain not allocated to segments	22,925	1,109
Revenue adjustment for unconsolidated affiliates (1)	(103,671)	(19,296)
Revenue deferral adjustment and other (2) (3)	17,820	4,352
Total revenue	$1,401,249	$1,637,928

Operating income before items not allocated to segments	$723,595	$694,897
Portion of operating income attributable to non-controlling interests	37,478	13,384
Derivative gain not allocated to segments	24,567	7,602
Revenue adjustment for unconsolidated affiliates (1)	(103,671)	(19,296)
Revenue deferral adjustment (2)	1,229	4,352
Compensation expense included in facility expenses not allocated to segments	(2,967)	(2,707)
Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates (4)	39,319	8,042
Portion of operating income attributable to non-controlling interests of unconsolidated affiliates (5)	44,366	5,065
Facility expense adjustments (6)	8,064	8,064
Selling, general and administrative expenses	(105,587)	(91,851)
Depreciation	(370,250)	(311,079)
Amortization of intangible assets	(47,100)	(48,256)
Impairment expense	(25,523)	—
Loss on disposal of property, plant and equipment	(3,064)	(591)
Accretion of asset retirement obligations	(695)	(504)
Income from operations	219,761	267,122
Equity in earnings (loss) from unconsolidated affiliates	11,473	(2,026)
Interest expense	(153,642)	(123,823)
Amortization of deferred financing costs and debt discount (a component of interest expense)	(4,829)	(5,742)
Loss on redemption of debt	(117,889)	—
Miscellaneous income, net	113	117
(Loss) income before provision for income tax	$(45,013)	$135,648

(1)         Revenue adjustment for unconsolidated affiliates relates to revenue of Partnership operated, non-wholly owned subsidiaries (See note (1) above and Note 4).

(2)         Revenue deferral adjustment amount relates primarily to certain contracts in which the cash consideration that the Partnership receives for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as the Partnership will perform a similar level of service for the entire term. Therefore, the revenue recognized in the current reporting period is less than the cash received. However, the Partnership’s chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes. In March 2015, the cash consideration received from the Southwest segment contract declined and the reported segment revenue was less than the revenue recognized for GAAP purposes.  For the nine months ended September 30, 2015, approximately $0.3 million of the revenue deferral adjustment is attributable to the Southwest segment. Beginning in the second quarter of 2015, the cash consideration received from the Northeast segment contract started to decline and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  For the nine months ended September 30, 2015, approximately $1.0 million of the revenue deferral adjustment is attributable to the Northeast segment. In comparison, for the nine months ended September 30, 2014, approximately $0.6 million and $4.9 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively.

(3)         Other consists of Operational Service revenues from unconsolidated affiliates of $16.6 million for the nine months ended September 30, 2015 compared to $9.9 million for nine months ended September 30, 2014.

(4)         Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates consist of the facility expenses and purchased product costs related to Partnership operated, non-wholly owned subsidiaries (See note (1) above and Note 4).

(5)         Portion of operating income attributable to non-controlling interests of unconsolidated affiliates amount relates to the Partnership’s joint venture partners’ proportionate share of operating income in Partnership operated, non-wholly owned subsidiaries, which is included in segment operating income calculation as if the Partnership operated, non-wholly owned subsidiaries are consolidated (See note (1) above and Note 4).

(6)         Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

The table below presents information about segment assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Marcellus	$6,338,279	$5,749,932
Utica (1)	2,275,365	2,163,025
Northeast	396,502	445,911
Southwest (1)	2,460,371	2,362,113
Total segment assets	11,470,517	10,720,981
Assets not allocated to segments:
Certain cash and cash equivalents	1	—
Fair value of derivatives	34,940	37,428
Investment in unconsolidated affiliates (2)	62,457	108,849
Other (3)	91,392	113,520
Total assets	$11,659,307	$10,980,778

(1)                                 The September 30, 2015 and December 31, 2014 amounts exclude assets related to the Partnership’s unconsolidated joint ventures.  The amounts include the investments in unconsolidated affiliates.

(2)                                 Includes the investments in unconsolidated entities that the Partnership doesn’t operate.

(3)                                 Includes corporate fixed assets, deferred financing costs, income tax receivable, receivables and other corporate assets not allocated to segments.

16. Supplemental Condensed Consolidating Financial Information

MarkWest Energy Partners L.P. has no significant operations independent of its subsidiaries. As of September 30, 2015, the Partnership’s obligations under the outstanding Senior Notes (See Note 10) were fully, jointly and severally guaranteed, by all of the subsidiaries that are owned 100% by the Partnership, other than MarkWest Liberty Midstream and its subsidiaries and MarkWest Panola Pipeline, L.L.C. The guarantees are unconditional except for certain customary circumstances in which a subsidiary would be released from the guarantee under the indentures (See Note 18 to the Consolidated Financial Statements included in Item 8 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 for discussion of these circumstances). Subsidiaries that are not 100% owned by the Partnership do not guarantee the Senior Notes. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their subsidiaries are presented in accordance with the equity method of accounting. The co-issuer, MarkWest Energy Finance Corporation, has no independent assets or operations. Condensed consolidating financial information for the Partnership and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

Condensed Consolidating Balance Sheets

	As of September 30, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2	$28,065	$—	$28,067
Restricted cash	—	—	10,000	—	10,000
Receivables and other current assets	4,336	153,697	170,967	—	329,000
Receivables from unconsolidated affiliates, net	—	7,388	10,686	—	18,074
Intercompany receivables	160,829	15,580	46,550	(222,959)	—
Fair value of derivative instruments	—	13,138	4,939	—	18,077
Total current assets	165,165	189,805	271,207	(222,959)	403,218
Total property, plant and equipment, net	9,928	2,222,107	7,215,447	(26,998)	9,420,484
Other long-term assets:
Investment in unconsolidated affiliates	—	83,792	842,349	(9,810)	916,331
Investment in consolidated affiliates	9,158,016	7,243,734	—	(16,401,750)	—
Intangibles, net of accumulated amortization	—	494,633	250,625	—	745,258
Fair value of derivative instruments	—	16,686	177	—	16,863
Intercompany notes receivable	238,500	—	—	(238,500)	—
Other long-term assets	53,944	26,592	76,617	—	157,153
Total assets	$9,625,553	$10,277,349	$8,656,422	$(16,900,017)	$11,659,307
LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$446	$214,478	$8,035	$(222,959)	$—
Fair value of derivative instruments	—	781	73	—	854
Payables to unconsolidated affiliates	14	820	5,100	—	5,934
Other current liabilities	64,983	179,530	269,326	(2,624)	511,215
Total current liabilities	65,443	395,609	282,534	(225,583)	518,003
Deferred income taxes	4,097	344,468	—	—	348,565
Fair value of derivative instruments	—	20	—	—	20
Long-term intercompany financing payable	—	238,500	93,064	(331,564)	—
Long-term debt, net of discounts	4,755,352	—	—	—	4,755,352
Other long-term liabilities	8,873	140,736	10,641	—	160,250
Equity:
Common Units	4,490,775	9,158,016	8,270,183	(17,362,757)	4,556,217
Class B Units	301,013	—	—	—	301,013
Non-controlling interest in consolidated subsidiaries	—	—	—	1,019,887	1,019,887
Total equity	4,791,788	9,158,016	8,270,183	(16,342,870)	5,877,117
Total liabilities and equity	$9,625,553	$10,277,349	$8,656,422	$(16,900,017)	$11,659,307

	As of December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$108,887	$—	$108,887
Restricted cash	—	—	20,000	—	20,000
Receivables and other current assets	1,219	225,695	153,834	—	380,748
Receivables from unconsolidated affiliates, net	247	3,001	3,849	—	7,097
Intercompany receivables	633,994	24,683	178,109	(836,786)	—
Fair value of derivative instruments	—	17,386	3,535	—	20,921
Total current assets	635,460	270,765	468,214	(836,786)	537,653
Total property, plant and equipment, net	9,992	2,140,565	6,550,040	(47,697)	8,652,900
Other long-term assets:
Investment in unconsolidated affiliates	—	82,616	733,226	(10,209)	805,633
Investment in consolidated affiliates	7,990,532	6,500,008	—	(14,490,540)	—
Intangibles, net of accumulated amortization	—	546,637	262,640	—	809,277
Fair value of derivative instruments	—	16,507	—	—	16,507
Intercompany notes receivable	186,100	—	—	(186,100)	—
Other long-term assets	52,825	29,412	76,571	—	158,808
Total assets	$8,874,909	$9,586,510	$8,090,691	$(15,571,332)	$10,980,778
LIABILITIES AND EQUITY
Current liabilities:
Intercompany payables	$3,287	$729,714	$103,787	$(836,788)	$—
Payables to unconsolidated affiliates	—	—	8,621	—	8,621
Other current liabilities	69,552	177,269	386,821	(2,400)	631,242
Total current liabilities	72,839	906,983	499,229	(839,188)	639,863
Deferred income taxes	6,162	351,098	—	—	357,260
Long-term intercompany financing payable	—	186,100	95,061	(281,161)	—
Long-term debt, net of discounts	3,621,404	—	—	—	3,621,404
Other long-term liabilities	8,794	151,797	8,421	—	169,012
Equity:
Common Units	4,714,191	7,990,532	7,487,980	(15,434,460)	4,758,243
Class B Units	451,519	—	—	—	451,519
Non-controlling interest in consolidated subsidiaries	—	—	—	983,477	983,477
Total equity	5,165,710	7,990,532	7,487,980	(14,450,983)	6,193,239
Total liabilities and equity	$8,874,909	$9,586,510	$8,090,691	$(15,571,332)	$10,980,778

Condensed Consolidating Statements of Operations

	Three months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$231,720	$248,145	$(5,574)	$474,291
Operating expenses:
Purchased product costs	—	97,935	1,763	—	99,698
Facility expenses	—	39,262	54,219	2,062	95,543
Selling, general and administrative expenses	16,238	14,031	10,138	(4,426)	35,981
Depreciation and amortization	421	54,239	90,779	(1,012)	144,427
Other operating expenses	—	187	1,579	—	1,766
Total operating expenses	16,659	205,654	158,478	(3,376)	377,415

(Loss) income from operations	(16,659)	26,066	89,667	(2,198)	96,876

Earnings from consolidated affiliates	92,837	72,525	—	(165,362)	—
Loss on redemption of debt	(29)	—	—	—	(29)
Other (expense) income, net	(53,051)	(5,034)	2,937	9,736	(45,412)
Income before provision for income tax	23,098	93,557	92,604	(157,824)	51,435
Provision for income tax expense	1,509	720	—	—	2,229
Net income	21,589	92,837	92,604	(157,824)	49,206
Net income attributable to non-controlling interest	—	—	—	(20,079)	(20,079)
Net income attributable to the Partnership’s unitholders	$21,589	$92,837	$92,604	$(177,903)	$29,127

	Three months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$350,863	$263,079	$(6,856)	$607,086
Operating expenses:
Purchased product costs	—	164,624	68,613	—	233,237
Facility expenses	—	40,467	43,217	1,023	84,707
Selling, general and administrative expenses	11,552	12,599	8,667	(3,958)	28,860
Depreciation and amortization	289	50,042	71,976	(922)	121,385
Other operating expenses (income)	—	213	(811)	—	(598)
Total operating expenses	11,841	267,945	191,662	(3,857)	467,591

(Loss) income from operations	(11,841)	82,918	71,417	(2,999)	139,495

Earnings from consolidated affiliates	124,152	57,046	—	(181,198)	—
Other expense, net	(41,704)	(5,411)	(5,757)	10,455	(42,417)
Income before provision for income tax	70,607	134,553	65,660	(173,742)	97,078
Provision for income tax expense	629	10,401	—	—	11,030
Net income	69,978	124,152	65,660	(173,742)	86,048
Net income attributable to non-controlling interest	—	—	—	(8,614)	(8,614)
Net income attributable to the Partnership’s unitholders	$69,978	$124,152	$65,660	$(182,356)	$77,434

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$705,633	$711,992	$(16,376)	$1,401,249
Operating expenses:
Purchased product costs	—	339,565	13,704	—	353,269
Facility expenses	—	116,182	152,395	7,423	276,000
Selling, general and administrative expenses	43,783	43,530	30,743	(12,469)	105,587
Depreciation and amortization	1,138	156,653	262,713	(3,154)	417,350
Other operating expenses	—	1,751	2,008	—	3,759
Impairment expense	—	25,523	—	—	25,523
Total operating expenses	44,921	683,204	461,563	(8,200)	1,181,488

(Loss) income from operations	(44,921)	22,429	250,429	(8,176)	219,761

Earnings from consolidated affiliates	216,297	198,106	—	(414,403)	—
Loss on redemption of debt	(117,889)	—	—	—	(117,889)
Other expense, net	(157,260)	(15,520)	(2,546)	28,441	(146,885)
(Loss) income before provision for income tax	(103,773)	205,015	247,883	(394,138)	(45,013)
Provision for income tax (benefit)	(2,066)	(11,282)	—	—	(13,348)
Net income	(101,707)	216,297	247,883	(394,138)	(31,665)
Net income attributable to non-controlling interest	—	—	—	(49,777)	(49,777)
Net (loss) income attributable to the Partnership’s unitholders	$(101,707)	$216,297	$247,883	$(443,915)	$(81,442)

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Total revenue	$—	$994,772	$671,997	$(28,841)	$1,637,928
Operating expenses:
Purchased product costs	—	510,445	154,346	—	664,791
Facility expenses	—	120,067	135,899	(2,232)	253,734
Selling, general and administrative expenses	35,967	30,910	34,432	(9,458)	91,851
Depreciation and amortization	857	148,881	213,198	(3,601)	359,335
Other operating expenses	—	406	5,959	(5,270)	1,095
Total operating expenses	36,824	810,709	543,834	(20,561)	1,370,806

(Loss) income from operations	(36,824)	184,063	128,163	(8,280)	267,122

Earnings from consolidated affiliates	245,936	98,363	—	(344,299)	—
Other expense, net	(129,392)	(16,891)	(13,691)	28,500	(131,474)
Income before provision for income tax	79,720	265,535	114,472	(324,079)	135,648
Provision for income tax expense	1,037	19,599	—	—	20,636
Net income	78,683	245,936	114,472	(324,079)	115,012
Net income attributable to non-controlling interest	—	—	—	(16,109)	(16,109)
Net income attributable to the Partnership’s unitholders	$78,683	$245,936	$114,472	$(340,188)	$98,903

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(197,361)	$215,004	$533,555	$17,251	568,449

Cash flows from investing activities:
Restricted cash	—	—	10,000	—	10,000
Capital expenditures	(1,091)	(220,244)	(991,758)	(17,886)	(1,230,979)
Equity investments in consolidated affiliates	(56,160)	(1,008,423)	—	1,064,583	—
Intercompany advances, net	(462,194)	—	(12,426)	474,620	—
Investment in unconsolidated affiliates	—	(7,070)	(138,241)	—	(145,311)
Distributions from consolidated affiliates	43,922	482,048	—	(525,970)	—
Investment in intercompany notes receivable, net	(52,400)	—	—	52,400	—
Proceeds from disposal of property, plant and equipment	—	397	2,338	—	2,735
Net cash flows used in investing activities	(527,923)	(753,292)	(1,130,087)	1,047,747	(1,363,555)

Cash flows from financing activities:

Proceeds from public equity offerings, net	237,929	—	—	—	237,929
Proceeds from Credit Facility	1,844,900	—	—	—	1,844,900
Payments Credit Facility	(1,280,500)	—	—	—	(1,280,500)
Proceeds from long-term debt	1,848,875	—	—	—	1,848,875
Payments of long-term debt	(1,280,000)	—	—	—	(1,280,000)
Payments of premiums on redemption of long-term debt	(103,209)	—	—	—	(103,209)
Payments for debt issue costs and deferred financing costs	(20,558)	—	—	—	(20,558)
Payments related to intercompany financing, net	—	52,400	(1,773)	(50,627)	—
Proceeds from sale of equity interest in consolidated subsidiary	—	—	11,319	—	11,319
Contributions from non-controlling interest	—	—	30,712	—	30,712
Contributions from parent and affiliates	—	56,160	1,008,423	(1,064,583)	—
Payments of SMR liability	—	(2,001)	—	—	(2,001)
Share-based payment activity	(6,121)	—	—	—	(6,121)
Payment of distributions	(516,032)	(43,922)	(532,971)	525,865	(567,060)
Intercompany advances, net	—	475,653	—	(475,653)	—
Net cash flows provided by financing activities	725,284	538,290	515,710	(1,064,998)	714,286

Net increase (decrease) in cash	—	2	(80,822)	—	(80,820)
Cash and cash equivalents at beginning of period	—	—	108,887	—	108,887
Cash and cash equivalents at end of period	$—	$2	$28,065	$—	$28,067

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(148,607)	$349,997	$283,355	$11,335	$496,080

Cash flows from investing activities:
Capital expenditures	(4,581)	(116,494)	(1,637,915)	(12,910)	(1,771,900)
Equity investments in consolidated affiliates	(47,498)	(1,581,300)	—	1,628,798	—
Intercompany advances, net	(1,006,155)	—	(48,142)	1,054,297	—
Investment in unconsolidated affiliates	—	(11,415)	(194,440)	—	(205,855)
Distributions from consolidated affiliates	81,568	247,870	—	(329,438)	—
Investment in intercompany notes, net	(9,400)	—	—	9,400	—
Proceeds from disposal of property, plant and equipment	—	4,175	17,398	—	21,573
Proceeds from sale of equity interest in unconsolidated affiliate	—	—	341,137	—	341,137
Net cash flows used in investing activities	(986,066)	(1,457,164)	(1,521,962)	2,350,147	(1,615,045)

Cash flows from financing activities:
Proceeds from public equity offerings, net	1,054,195	—	—	—	1,054,195
Proceeds from Credit Facility	2,484,400	—	—	—	2,484,400
Payments Credit Facility	(1,958,500)	—	—	—	(1,958,500)
Payments related to intercompany financing, net	—	9,400	(1,575)	(7,825)	—
Payments for debt issuance costs, deferred financing costs and registration costs	(2,045)	—	—	—	(2,045)
Contributions from parent and affiliates	—	47,498	1,581,300	(1,628,798)	—
Share-based payment activity	(8,947)	—	—	—	(8,947)
Payments of distributions	(434,654)	(81,568)	(248,800)	329,438	(435,584)
Payments of SMR liability	—	(1,823)	—	—	(1,823)
Intercompany advances, net	—	1,054,297	—	(1,054,297)	—
Net cash flows provided by financing activities	1,134,449	1,027,804	1,330,925	(2,361,482)	1,131,696

Net (decrease) increase in cash and cash equivalents	(224)	(79,363)	92,318	—	12,731
Cash and cash equivalents at beginning of period	224	79,363	5,718	—	85,305
Cash and cash equivalents at end of period	$—	$—	$98,036	$—	$98,036

17. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flow information (in thousands):

	Nine months ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$151,205	$134,233
Cash received for income taxes, net	5,705	197

Supplemental schedule of non-cash investing and financing activities:
Amounts payable for property, plant and equipment (1)	$273,545	$392,567
Interest capitalized on construction in progress	20,465	20,767
Issuance of common units for vesting of share-based payment awards	12,138	7,847
Conversion of Class B units to common units	150,506	150,506

(1)         The September 30, 2015 total amounts payable for property, plant and equipment includes approximately $164.2 million recorded in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

Significant Financial and Other Business Highlights

Significant financial and other highlights for the three months ended September 30, 2015 are listed below. Refer to Results of Operations and Liquidity and Capital Resources for further details.

•                  On July 11, 2015, we entered into a Merger Agreement with MPLX pursuant to which the Partnership will become a wholly owned subsidiary of MPLX.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information.

•                  Total segment operating income before items not allocated to segments decreased approximately $9.3 million, or 4%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was comprised of the following:

•                  A decrease of approximately $25.8 million in our Southwest segment due to a decrease in both NGL volumes and prices, partially offset by higher fee-based revenue from a 4% increase in processed volumes and a 1% increase in gathered volumes.

•                  A decrease of approximately $20.1 million in our Northeast segment due to a decline in frac spread pricing quarter-over-quarter and a 13% decline in keep-whole NGL sales volumes.

•                  An increase of approximately $19.6 million in our Utica segment due to a 137% increase in gathered volumes and a 102% increase in processed volumes and an increase in the utilization of the Hopedale Complex (as defined below).

•                  An increase of $17.0 million in our Marcellus segment with a 25% increase in gathered volumes, 29% increase in processed volumes and a 25% increase in total NGLs fractionated volumes.

•                  Realized gain from the settlement of our derivative instruments was $11.8 million for the three months ended September 30, 2015 compared to a $0.9 million realized loss for the same period in 2014.

•                  During the three months ended September 30, 2015, we received net proceeds of approximately $198 million from the public offering of approximately 3.8 million newly issued Partnership common units as part of our November 2014 ATM.

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

The following is a reconciliation to Income from operations, the most comparable GAAP financial measure to net operating margin (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment revenue	$495,786	$605,249	$1,464,175	$1,651,763
Segment purchased product costs	(108,742)	(246,906)	(355,518)	(674,330)
Net operating margin	387,044	358,343	1,108,657	977,433
Facility expenses	(95,028)	(83,579)	(275,394)	(250,829)
Derivative gain	23,947	24,265	24,567	7,602
Revenue deferral adjustment and other	6,210	5,471	17,820	4,352
Revenue adjustment for unconsolidated affiliates (1)	(43,124)	(15,463)	(103,671)	(19,296)
Purchased product costs from unconsolidated affiliates (1)	1	105	1	141
Selling, general and administrative expenses	(35,981)	(28,860)	(105,587)	(91,851)
Depreciation	(128,749)	(105,072)	(370,250)	(311,079)
Amortization of intangible assets	(15,678)	(16,313)	(47,100)	(48,256)
Impairment expense	—	—	(25,523)	—
(Loss) gain on disposal of property, plant and equipment	(1,458)	766	(3,064)	(591)
Accretion of asset retirement obligations	(308)	(168)	(695)	(504)
Income from operations	$96,876	$139,495	$219,761	$267,122

(1)                                 These amounts relate to revenue of Partnership operated, non-wholly owned subsidiaries (See Note 4 of the Notes to the Condensed Consolidated Financial Statements). The chief operating decision maker and management include these unconsolidated affiliates to evaluate the segment performance as we operate and manage their operations. Therefore, the impact of the revenue and purchased product costs is included for segment reporting purposes, but removed for GAAP purposes.

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

For the three months ended September 30, 2015, we calculated the following approximate percentages of our segment net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Keep- Whole (2)
Marcellus	95%	5%	0%
Utica (3)	100%	0%	0%
Northeast	54%	14%	32%
Southwest (3)	75%	25%	0%
Total (3)	90%	9%	1%

For the nine months ended September 30, 2015, we calculated the following approximate percentages of our segment net operating margin from the following types of contracts:

	Fee-Based	Percent-of- Proceeds (1)	Keep- Whole (2)
Marcellus	95%	5%	0%
Utica (3)	100%	0%	0%
Northeast	45%	16%	39%
Southwest (3)	77%	23%	0%
Total (3)	89%	9%	2%

(1) Includes condensate sales and other types of arrangements tied to NGL prices.

(2) Includes condensate sales and other types of arrangements tied to both NGL and natural gas prices.

(3) Includes all Partnership operated, non-wholly owned subsidiaries (See Notes 4 and 15 of the Notes to the Condensed Consolidated Financial Statements).

Seasonality

Our business can be affected by seasonal fluctuations in the demand for natural gas and NGLs and the related fluctuations in commodity prices caused by various factors such as changes in transportation availability and variations in weather patterns from year to year. Our Northeast segment could be particularly impacted by seasonality as the majority of its revenue is generated by NGL sales. However, we manage the seasonality impact through the execution of our marketing strategy. We have access to up to 50 million gallons of propane storage capacity in the northeast region of the United States provided by our own storage facilities and an arrangement with a third party which provides us with flexibility to manage the seasonality impact. Overall, our exposure to the seasonal fluctuations in the commodity markets is declining due to our growth in fee-based business.

Results of Operations

Segment Reporting

We present information in this MD&A by segment. The segment information appearing in Note 15 of the Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting. We conduct our operations in the following operating segments: Marcellus, Utica, Northeast and Southwest. Our assets and operations in each of these segments are described below.

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

We currently have large scale de-ethanization facilities totaling 94,000 Bbl/d of capacity operational in our Marcellus segment and plan to expand our purity ethane production capacity with approximately 104,000 Bbl/d of additional capacity.

Utica Segment

MarkWest Utica EMG, a joint venture with EMG (See Note 4 of the Notes to the Condensed Consolidated Financial Statements), provides gathering, processing, fractionation and marketing services in the liquids-rich areas of the Utica Shale in eastern Ohio. Utica Condensate, an equity method investment, was formed in December 2013 and began providing condensate stabilization and terminalling services in February 2015 at our 23,000 Bbl/d facility.  Ohio Gathering, an equity method investment and a subsidiary of MarkWest Utica EMG, of which we indirectly own 36%, continues to expand its gathering system in the core acreage of the Utica Shale and, during the second quarter of 2015 began gathering dry gas in eastern Ohio. In addition, Ohio Gathering operates a natural gas gathering system that currently spans more than 350 miles and provides low- and high-pressure gathering and compression services throughout a five county area in eastern Ohio. As disclosed in Notes 4 and 15 of the Notes to the Condensed Consolidated Financial Statements, we consolidate all Partnership operated, non-wholly owned subsidiaries for segment purposes.  On August 5, 2015, we entered into a joint venture with EMG to engage in dry gas gathering and compression in Jefferson and northern Belmont Counties in Ohio.

MarkWest Utica EMG operates two processing complexes in the Utica Shale with a total capacity of 1.3 Bcf/d; the Cadiz Complex in Harrison County, Ohio and the Seneca Complex in Noble County, Ohio. We continue to expand our processing infrastructure and have 200 MMcf/d of additional capacity currently under development.

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

Southwest Segment

•                  East Texas.  We own a system that consists of natural gas gathering pipelines, centralized compressor stations, two natural gas processing complexes and two NGL pipelines. In December 2014, we commenced operations of an additional 120 MMcf/d processing plant in our East Texas area, bringing our total capacity in East Texas to 520

MMcf/d. Furthermore, in October 2015 we commenced operations on an 80 MMcf/d gas processing facility expansion in the Haynesville Shale, which increased processing capacity in East Texas to 600 MMcf/d.

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

In addition, we own an extensive natural gas gathering system in the Woodford Shale play in the Arkoma Basin of southeast Oklahoma. The liquids-rich natural gas gathered in the Woodford system is processed through Centrahoma, an equity method investment, or other third-party processors. Centrahoma commenced operations of an additional 120 MMcf/d processing capacity at its Stonewall plant in the second quarter of 2014. We agreed to fund the construction of an additional 80 MMcf/d processing capacity at Centrahoma’s Stonewall plant, of which 40 MMcf/d became operational in December 2014.  The remaining 40 MMcf/d of additional capacity commenced operations in mid-2015.  Through another equity method investment, MarkWest Pioneer, we operate the Arkoma Connector Pipeline, a 50-mile FERC-regulated pipeline that interconnects with the Midcontinent Express Pipeline and Gulf Crossing Pipeline at Bennington, Oklahoma, and is designed to provide approximately 638,000 Dth/d of Woodford Shale takeaway capacity.

We own and operate gas gathering systems in the Anadarko Basin of Western Oklahoma and the Texas panhandle. These systems support the Granite Wash formation and emerging Cana-Woodford Shale, and are connected to our natural gas processing complexes in Western Oklahoma where we have 435 MMcf/d of total capacity. In June 2015, we completed a 60-mile gas gathering pipeline connecting the Cana-Woodford Shale to our existing Western Oklahoma assets and in November 2015, we announced an expansion of our rapidly growing system in the Cana-Woodford Shale to include crude oil gathering pipelines and associated storage and logistics facilities.

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

The following summarizes the percentage of our segment revenue and net operating margin (both non-GAAP financial measures, see above) generated by our assets, by segment, for the nine months ended September 30, 2015:

	Marcellus	Utica	Northeast	Southwest
Segment revenue	41%	14%	5%	40%
Net operating margin	53%	18%	4%	25%

Segment Operating Results

Items below Income from operations in our Condensed Consolidated Statements of Operations, certain compensation expense, certain other non-cash items and any gains (losses) from derivative instruments are not allocated to individual business segments. Management does not consider these items allocable to or controllable by any individual business segment and therefore excludes these items when evaluating segment performance. The segment results are also adjusted to exclude the portion of operating income attributable to the non-controlling interests. As disclosed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, Ohio Gathering was deconsolidated effective June 1, 2014 and its financial position as of June 1, 2014 and results of operations are reported under the equity method of accounting as of June 1, 2014 and for the nine months ended September 30, 2015, respectively. However, our Chief Executive Officer and chief operating decision maker continues to view the Utica Segment inclusive of Ohio Gathering, and reviews its financial information as if they are still consolidated.  In addition, the Partnership’s Chief

Executive Officer views all Partnership operated, non-wholly owned subsidiaries as if they were consolidated.  The tables below present financial information, as evaluated by management, for the reported segments for the three and nine months ended September 30, 2015 and 2014.

The information includes net operating margin, a non-GAAP financial measure. See above for a reconciliation of net operating margin to Income from operations, the most comparable GAAP financial measure. This section should be read in conjunction with the Operating Data table later in this Item 2 and the contract mix table included above in the section titled Our Contracts.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Marcellus

	Three months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$199,693	$230,241	$(30,548)	(13)%
Segment purchased product costs	1,874	57,569	(55,695)	(97)%
Net operating margin	197,819	172,672	25,147	15%
Segment facility expenses	44,363	36,171	8,192	23%

Operating income before items not allocated to segments	$153,456	$136,501	$16,955	12%

Segment Revenue.  Revenue decreased $30.5 million due to a decrease in inventory sold and declines in NGL prices partially offset by the ongoing expansion of the Marcellus segment operations that resulted in increased gathered, processed and fractionated volumes. Approximately $54.5 million related to a decrease in NGL inventory sold offset by approximately $38.7 million due to increased processing capacities and corresponding volumes.  Due to changes in contractual terms, we expect NGL inventory sold to be zero in 2015.  Revenue also decreased approximately $15.0 million due to lower NGL prices received partially offset by higher volumes for our percent of proceeds contract compared to the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased primarily due to a decrease in inventory sold.

Net Operating Margin.  Net operating margin mainly increased as the volume of natural gas gathered, natural gas processed, and NGL products fractionated increased by 25%, 29% and 25%, respectively. Approximately 95% of the net operating margin was earned under fee-based contracts for the three months ended September 30, 2015 compared to 86% for the same period in 2014.  Increased volumes were partially offset by lower percent of proceeds contract revenue of approximately $15.0 million.

Segment Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Marcellus segment operations and segment facility expenses were lower in the third quarter of 2014 primarily due to $3.9 million of insurance proceeds related to 2013 events.

Utica

	Three months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$82,654	$47,520	$35,134	74%
Segment purchased product costs	(108)	11,023	(11,131)	(101)%
Net operating margin	82,762	36,497	46,265	127%
Segment facility expenses	19,040	14,150	4,890	35%
Segment portion of operating income attributable to non-controlling interests	32,411	10,616	21,795	205%
Operating income before items not allocated to segments	$31,311	$11,731	$19,580	167%

Segment Revenue.  Revenue increased $35.1 million, of which approximately $19.2 million of the increase was due to an increase in gathering and compression fees revenue from a 137% increase in volumes. Approximately $18.2 million was due to processing fee revenue increases primarily from a 102% increase in volumes. Approximately $8.2 million of the increase was due to an increase in fractionation, marketing and transportation fees resulting from a 116% increase in fractionated volumes.  These increases were partially offset by a decrease of approximately $10.7 million in NGL sales primarily due to decreases of sales of inventory compared to the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased due to a decrease in inventory sold of approximately $10.8 million compared to the same period in 2014, as well as changes in line fill valuation.

Net Operating Margin. Net operating margin increased due to an overall increase in operations in the third quarter of 2015 compared to the same period in 2014. All of our gathering, processing and fractionation contracts in the Utica segment are fee based and the increase in net operating margin was due to the volume of natural gas gathered and processed and NGLs fractionated increasing by 137%, 102% and 116%, respectively.

Segment Facility Expenses.  Facility expenses increased due to the significant increase in operations as compared to 2014.

Segment portion of operating income attributable to non-controlling interests.  The segment portion of operating income attributable to non-controlling interests change is primarily due to the changes in net operating margin and segment facility expenses described above.

Northeast

	Three months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$20,636	$52,120	$(31,484)	(60)%
Segment purchased product costs	8,589	18,350	(9,761)	(53)%
Net operating margin	12,047	33,770	(21,723)	(64)%
Segment facility expenses	7,906	9,515	(1,609)	(17)%
Operating income before items not allocated to segments	$4,141	$24,255	$(20,114)	(83)%

Segment Revenue.  Approximately 80% of the decline in segment revenue is due to a decrease in NGL sale prices with the remaining predominantly due to the 8% decline in NGL gallons sold.

Segment Purchased Product Costs.  Purchased product costs decreased due to decreases in natural gas purchase prices and lower keep-whole contract volumes of 13%.

Net Operating Margin. Net operating margin decreased mainly due to a decrease in the frac spread margins of 80% compared to the same period in 2014.  Approximately 32% of the net operating margin was derived from keep-whole contracts for the three months ended September 30, 2015 compared to 60% for the same period in 2014.  In 2015, we expect frac spread margins to continue to be lower than 2014 assuming the current low NGL pricing continues.

Segment Facility Expenses.  Facility expenses decreased slightly due primarily to a decrease in plant operating expenses attributable to the timing of normal facility maintenance and repairs as well as by reductions in discretionary spending.

Southwest

	Three months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$192,803	$276,666	$(83,863)	(30)%
Segment purchased product costs	98,387	159,964	(61,577)	(38)%
Net operating margin	94,416	116,702	(22,286)	(19)%
Segment facility expenses	33,671	32,267	1,404	4%
Segment portion of operating income attributable to non-controlling interests	2,084	5	2,079	41,580%
Operating income before items not allocated to segments	$58,661	$84,430	$(25,769)	(31)%

Segment Revenue.  Revenue decreased $83.9 million due to lower NGL sales, partially offset by higher fee-based revenue.  NGL sales decreases of approximately $43.5 million, $23.9 million, $13.9 million and $6.6 million in our East Texas, Western Oklahoma, Southeast Oklahoma and Javelina areas are due to decreases in NGL sales volumes of approximately 10% and 12% in our East Texas and Javelina areas, respectively, decreases in average C3+ NGL prices of 54%, and decreases in NGL sales volumes of 6% primarily due to operating at lower levels of ethane recovery.  Hydrogen sales decreased approximately $3.4 million due to an 8% decrease in volumes due to unplanned outages and 33% decrease in prices for the three months ended September 30, 2015 compared to the same period in 2014.  Processing fee revenue increased by approximately $3.4 million due to an increase in processed volumes of 4% and gathering fee revenue increased by approximately $6.0 million due to a 1% increase of gathered volumes and a change in contract mix to higher fee-based contracts.

Segment Purchased Product Costs.  Purchased product costs decreased by approximately $61.6 million mainly due to lower NGL sales volumes and a 54% decrease in C3+ NGL prices.  Purchased product costs decreased as a percent of sales by 7% due to a 15% increase in fee revenue.

Net Operating Margin.  Net operating margin decreased mainly due to a 54% overall decrease in C3+ NGL prices, partially offset by higher fee-based revenue due to an increase of 4% in natural gas processed and a 1% increase in gathered volumes.  Approximately 75% and 58% of net operating margin is from fee-based contracts for the three months ended September 30, 2015 and 2014, respectively.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the three months ended September 30, 2015 and 2014, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Three months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Total segment revenue	$495,786	$605,249	$(109,463)	(18)%
Derivative gain not allocated to segments	15,419	11,829	3,590	30%
Revenue adjustment for unconsolidated affiliates	(43,124)	(15,463)	(27,661)	179%
Revenue deferral adjustment and other	6,210	5,471	739	14%
Total revenue	$474,291	$607,086	$(132,795)	(22)%

Operating income before items not allocated to segments	$247,569	$256,917	$(9,348)	(4)%
Portion of operating income attributable to non-controlling interests	14,569	6,065	8,504	140%
Derivative gain not allocated to segments	23,947	24,265	(318)	(1)%
Revenue adjustment for unconsolidated affiliates	(43,124)	(15,463)	(27,661)	179%
Revenue deferral adjustment	1,075	5,471	(4,396)	(80)%
Compensation expense included in facility expenses not allocated to segments	(918)	(801)	(117)	15%
Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates	13,318	5,444	7,874	145%
Portion of operating income attributable to non-controlling interests of unconsolidated affiliates	19,926	4,556	15,370	337%
Facility expense adjustments	2,688	2,688	—	0%
Selling, general and administrative expenses	(35,981)	(28,860)	(7,121)	25%
Depreciation	(128,749)	(105,072)	(23,677)	23%
Amortization of intangible assets	(15,678)	(16,313)	635	(4)%
(Loss) gain on disposal of property, plant and equipment	(1,458)	766	(2,224)	(290)%
Accretion of asset retirement obligations	(308)	(168)	(140)	83%
Income from operations	96,876	139,495	(42,619)	(31)%
Equity in earnings (loss) from unconsolidated affiliates	7,699	(1,555)	9,254	(595)%
Interest expense	(51,498)	(39,448)	(12,050)	31%
Amortization of deferred financing costs and debt discount (a component of interest expense)	(1,632)	(1,469)	(163)	11%
Loss on redemption of debt	(29)	—	(29)	N/A
Miscellaneous income, net	19	55	(36)	(65)%
Income before provision for income tax	$51,435	$97,078	(45,643)	(47)%

Derivative Gain Not Allocated to Segments.  Unrealized gain from the change in fair value of our derivative instruments was $12.2 million for the three months ended September 30, 2015 compared to an unrealized gain of $25.2 million for the same period in 2014. Realized gain from the settlement of our derivative instruments was $11.8 million for the three months ended September 30, 2015 compared to a realized loss of $0.9 million for the same period in 2014. The total change of $0.3 million is due primarily to volatility in commodity prices.

Revenue Adjustment for Unconsolidated Affiliates.  Revenue adjustment for unconsolidated affiliates relates to revenue of Partnership operated, non-wholly owned subsidiaries, which increased due to increased volumes, specifically in the Utica segment.  The chief operating decision maker and management include these to evaluate the segment performance as we operate these unconsolidated affiliates, therefore, the impact of the revenue is included for segment reporting purposes, but removed to reconcile to GAAP revenue (See Notes 4 and 15 of the Notes to the Condensed Consolidated Financial Statements).

Revenue Deferral Adjustment and Other.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes.  Beginning in March 2015, the cash consideration received from the Southwest segment contract declined and the reported segment revenue was less than the revenue recognized for GAAP purposes.  For the three months ended September 30, 2015, approximately $0.2 million of the revenue deferral adjustment is attributable to the Southwest segment. Beginning in the second quarter of 2015, the cash consideration received from the Northeast segment contract declined and the reported segment revenue was less than the revenue recognized for GAAP purposes.  For the three months ended September 30, 2015, approximately $0.9 million of the revenue deferral adjustment is attributable to the Northeast segment. For the three months ended September 30, 2014, approximately $0.2 million and $1.5 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Other consists of management fee revenues from unconsolidated affiliates of $5.1 million for the three months ended September 30, 2015 compared to $7.2 million for the three months ended September 30, 2014.  Operational Service fees have increased from 2014 due to the Ohio Gathering deconsolidation, as well as the formation of Ohio Condensate and Utica Condensate.

Facility Expense, Operational Service Fees and Purchased Product Cost Adjustments for Unconsolidated Affiliates.  Facility expense and purchased product cost adjustments for unconsolidated affiliates relates to Ohio Gathering and other Partnership operated non-wholly owned subsidiaries (See discussion above in Revenue Adjustment for Unconsolidated Affiliates and Notes 4 and 15 of the Notes to the Condensed Consolidated Financial Statements).  The increase primarily relates to the increase in volumes and overall growth in the Utica segment.

Portion of Operating Income Attributable to Non-controlling Interests of Unconsolidated Affiliates. Portion of operating income attributable to non-controlling interests of unconsolidated affiliate relates to joint venture partners’ portion of operating income, which occurs because segment operating income is reported as if Partnership operated unconsolidated affiliates were consolidated (see discussion above in Revenue Adjustment for Unconsolidated Affiliates and Notes 4 and 15 of the Notes to the Condensed Consolidated Financial Statements).

Facility Expenses Adjustments.  Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluating the performance of the Southwest segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have increased to support the continued growth in our operations and approximately $3.3 million for expenses related to the Merger Agreement.

Depreciation.  Depreciation increased due to additional projects completed during late 2014 and throughout 2015 mainly in the Utica and Marcellus segments.

Interest Expense.  Interest expense increased due to the greater average balance in 2015 outstanding borrowings related to our Credit Facility, as well as the 2024 Senior Notes issued in November 2014 and March 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Marcellus

	Nine months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$596,180	$589,134	$7,046	1%
Segment purchased product costs	12,944	131,569	(118,625)	(90)%
Net operating margin	583,236	457,565	125,671	27%
Segment facility expenses	127,683	105,399	22,284	21%

Operating income before items not allocated to segments	$455,553	$352,166	$103,387	29%

Segment Revenue.  Revenue increased $7.0 million due to the ongoing expansion of the Marcellus segment operations that resulted in increased gathered, processed and fractionated volumes, partially offset by decreases in inventory sold and declines in NGL prices. Revenue increased approximately $162.7 million due to increased processing capacities and corresponding volumes.  Revenue decreased approximately $119.4 million primarily due to a decrease in NGL inventory sold.  Due to changes in contractual terms, we expect NGLs inventory sold to be zero in 2015.  Revenue also decreased approximately $36.8 million due to lower NGL prices received for our percent of proceeds contract compared to the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased primarily due to a decrease in inventory sold.

Net Operating Margin.  Net operating margin mainly increased due to increased fee revenue, as the volume of natural gas gathered, natural gas processed, and NGL products fractionated increased by 34%, 51% and 40%, respectively. The increase was partially offset by the impact of lower NGL prices on our percent of proceeds contract of $36.8 million.  Approximately 95% of the net operating margin was earned under fee-based contracts for the nine months ended September 30, 2015 compared to 85% in the same period of 2014.

Segment Facility Expenses.  Facility expenses increased due to the ongoing expansion of the Marcellus segment operations, offset by lower segment facility expenses in the third quarter of 2014 primarily due to $3.9 million of insurance proceeds.

Utica

	Nine months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$205,507	$102,112	$103,395	101%
Segment purchased product costs	752	22,511	(21,759)	(97)%
Net operating margin	204,755	79,601	125,154	157%
Segment facility expenses	51,630	38,176	13,454	35%
Segment portion of operating income attributable to non-controlling interests	76,151	18,439	57,712	313%
Operating income before items not allocated to segments	$76,974	$22,986	$53,988	235%

Segment Revenue.  Revenue increased $103.4 million, of which approximately $53.4 million was due to an increase in gathering and compression fees revenue from a 167% increase in volumes. Approximately $47.3 million was due to processing fee revenue increases primarily from a 143% increase in volumes. Approximately $22.6 million of the increase was due to an increase in fractionation, marketing and transportation fees resulting from a 129% increase in fractionated volumes.  These increases were partially offset by a decrease of approximately $20.4 million in NGL sales primarily due to decreases of sales of inventory over the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased due to a decrease in inventory sold compared to the same period in 2014.

Net Operating Margin. Net operating margin increased due to an overall increase in operations in the first nine months of 2015 compared to the same period in 2014. All of our gathering, processing and fractionation contracts in the Utica segment are fee based and the increase in net operating margin was due to the volume of natural gas gathered and processed and NGLs fractionated increasing by 167%, 143% and 129%, respectively.

Segment Facility Expenses.  Facility expenses increased due to the significant increase in operations as compared to 2014.

Segment portion of operating income attributable to non-controlling interests.  The segment portion of operating income attributable to non-controlling interests change is primarily due to Ohio Gathering, which was a jointly owned entity effective June 1, 2014, as well as the ongoing growth of our entities that are not wholly owned.

Northeast

	Nine months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$73,252	$157,150	$(83,898)	(53)%
Segment purchased product costs	30,850	53,974	(23,124)	(43)%
Net operating margin	42,402	103,176	(60,774)	(59)%
Segment facility expenses	22,368	25,138	(2,770)	(11)%
Operating income before items not allocated to segments	$20,034	$78,038	$(58,004)	(74)%

Segment Revenue.  Revenue decreased due to a decrease in NGL sale prices.

Segment Purchased Product Costs.  Purchased product costs decreased due to decreases in natural gas purchase prices and lower keep-whole contract volumes.

Net Operating Margin. Net operating margin decreased due to a decrease in the frac spread margins of 72% and decreases in NGL pricing for the percent-of-proceeds business compared to the same period in 2014.  Approximately 39% of the net operating margin was derived from keep-whole contracts in 2015 compared to 62% in 2014.  In 2015, we expect frac spread margins to continue to be lower than 2014 assuming the current low NGL pricing continues.

Segment Facility Expenses.  Facility expenses decreased slightly due primarily to a decrease in plant operating expenses attributable to the timing of normal facility maintenance and repairs and due to reductions in discretionary spending.

Southwest

	Nine months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Segment revenue	$589,280	$807,136	$(217,856)	(27)%
Segment purchased product costs	310,972	466,276	(155,304)	(33)%
Net operating margin	278,308	340,860	(62,552)	(18)%
Segment facility expenses	101,581	99,143	2,438	2%
Segment portion of operating income attributable to non-controlling interests	5,693	10	5,683	56,830%
Operating income before items not allocated to segments	$171,034	$241,707	$(70,673)	(29)%

Segment Revenue.  Revenue decreased $217.9 million due to lower NGL sales, partially offset by higher gas sales and higher fee-based revenue.  NGL sales decreased approximately $252.7 million due to an overall decrease of NGL prices and total NGL sales volumes of 8% partially due to higher ethane rejection during the nine months ended September 30, 2015 compared to the same period in 2014. NGL sales decreased approximately $93.4 million in our Western Oklahoma area due to a 23% decrease in NGL sales volumes and a 65% decrease in C3+ NGL prices.  NGL sales decreased in our East Texas, Southeast Oklahoma and Javelina areas for the nine months ended September 30, 2015 over the same period in 2014 by approximately $105.2 million, $39.0 million and $12.1 million due to C3+ NGL price decreases of approximately 47%, 53%, and 45%, respectively.  Hydrogen fees decreased approximately $13.5 million due to a 10% decrease in volumes and 38% decrease in prices for the nine months ended September 30, 2015 compared to the same period in 2014.  Processing fee revenue increased by approximately $14.8 million due to an increase in processed volumes of 10%, higher average rates and fees charged on volumes going off system excluded from processed volumes.  Gathering fee revenue increased by approximately $19.9 million due to a 7% increase of gathered volumes and a change in contract mix to higher fee-based contracts.  Gas sales increased approximately $14.2 million mainly due to operating in an environment of higher ethane rejection during the nine months ended September 30, 2015 compared to the same period in 2014.

Segment Purchased Product Costs.  Purchased product costs decreased by approximately $155.3 million mainly due to lower NGL purchase volumes and a 55% decrease in C3+ NGL prices.  Purchased product costs decreased as a percent of sales by 5% due to a 19% increase in fee revenue.

Net Operating Margin.  Net operating margin decreased mainly due to a 55% decrease in C3+ NGL prices, partially offset by higher fee-based revenue due to an increase of 10% in natural gas processed and a 7% increase in gathered volumes.  Approximately 77% and 56% of net operating margin is from fee-based contracts for the nine months ended September 30, 2015 and 2014, respectively.

Segment Facility Expenses.  Facility expenses increased by approximately $2.4 million, primarily due to repairs and maintenance in our East Texas area.  Additional chemical and amine reclamation projects offset prior year compressor repairs of $1.8 million in our Javelina area.  These increases were offset by expense savings in other areas.

Reconciliation of Segment Operating Income to Consolidated Income Before Provision for Income Tax

The following table provides a reconciliation of segment revenue to total revenue and operating income before items not allocated to segments to our consolidated income before provision for income tax for the nine months ended September 30, 2015 and 2014, respectively. The ensuing items listed below the Total segment revenue and Operating income before items not allocated to segments lines are not allocated to business segments as management does not consider these items allocable to any individual segment.

	Nine months ended September 30,
	2015	2014	$ Change	% Change
		(in thousands)
Total segment revenue	$1,464,175	$1,651,763	$(187,588)	(11)%
Derivative gain not allocated to segments	22,925	1,109	21,816	1,967%
Revenue adjustment for unconsolidated affiliates	(103,671)	(19,296)	(84,375)	437%
Revenue deferral adjustment and other	17,820	4,352	13,468	309%
Total revenue	$1,401,249	$1,637,928	$(236,679)	(14)%

Operating income before items not allocated to segments	$723,595	$694,897	$28,698	4%
Portion of operating income attributable to non-controlling interests	37,478	13,384	24,094	180%
Derivative gain not allocated to segments	24,567	7,602	16,965	223%
Revenue adjustment for unconsolidated affiliates	(103,671)	(19,296)	(84,375)	437%
Revenue deferral adjustment	1,229	4,352	(3,123)	(72)%
Compensation expense included in facility expenses not allocated to segments	(2,967)	(2,707)	(260)	10%
Facility expense, operational service fees and purchased product cost adjustments for unconsolidated affiliates	39,319	8,042	31,277	389%
Portion of operating income attributable to non-controlling interests of unconsolidated affiliates	44,366	5,065	39,301	776%
Facility expenses adjustments	8,064	8,064	—	0%
Selling, general and administrative expenses	(105,587)	(91,851)	(13,736)	15%
Depreciation	(370,250)	(311,079)	(59,171)	19%
Amortization of intangible assets	(47,100)	(48,256)	1,156	(2)%
Impairment expense	(25,523)	—	(25,523)	N/A
Loss on disposal of property, plant and equipment	(3,064)	(591)	(2,473)	418%
Accretion of asset retirement obligations	(695)	(504)	(191)	38%
Income from operations	219,761	267,122	(47,361)	(18)%
Equity in earnings (loss) from unconsolidated affiliates	11,473	(2,026)	13,499	(666)%
Interest expense	(153,642)	(123,823)	(29,819)	24%
Amortization of deferred financing costs and debt discount (a component of interest expense)	(4,829)	(5,742)	913	(16)%
Loss on redemption of debt	(117,889)	—	(117,889)	N/A
Miscellaneous income, net	113	117	(4)	(3)%
(Loss) income before provision for income tax	$(45,013)	$135,648	(180,661)	(133)%

Derivative Gain Not Allocated to Segments.  Unrealized loss from the change in fair value of our derivative instruments was $3.4 million for the nine months ended September 30, 2015 compared to an unrealized gain of $18.2 million for the same period in 2014. Realized gain from the settlement of our derivative instruments was $27.9 million for the nine months ended September 30, 2015 compared to a realized loss of $10.6 million for the same period in 2014. The total change of $17.0 million is due primarily to volatility in commodity prices.

Revenue Adjustment for Unconsolidated Affiliates.  Revenue adjustment for unconsolidated affiliates relates to revenue of Partnership operated, non-wholly owned subsidiaries, which increased due to increased volumes, specifically in the Utica segment.

The chief operating decision maker and management include these to evaluate the segment performance as we operate these unconsolidated affiliates, therefore, the impact of the revenue is included for segment reporting purposes, but removed to reconcile to GAAP revenue (See Notes 4 and 15 of the Notes to the Condensed Consolidated Financial Statements).  The increase year-over-year is due to the continued growth of Ohio Gathering.

Revenue Deferral Adjustment and Other.  Revenue deferral adjustment relates primarily to certain contracts in which the cash consideration we receive for providing service is greater during the initial years of the contract compared to the later years. In accordance with GAAP, the revenue is recognized evenly over the term of the contract as we will perform a similar level of service for the entire term; therefore, the revenue recognized in the current reporting period is less than the cash received. However, the chief operating decision maker and management evaluate the segment performance based on the cash consideration received and therefore, the impact of the revenue deferrals is excluded for segment reporting purposes.  In March 2015, the cash consideration received from the Southwest segment contract declined and the reported segment revenue was less than the revenue recognized for GAAP purposes.  For the nine months ended September 30, 2015, approximately $0.3 million of the revenue deferral adjustment is attributable to the Southwest segment. Beginning in the second quarter of 2015, the cash consideration received from the Northeast segment contract declined and the reported segment revenue will be less than the revenue recognized for GAAP purposes.  For the nine months ended September 30, 2015, approximately $1.0 million of the revenue deferral adjustment is attributable to the Northeast segment. For the nine months ended September 30, 2014, approximately $0.6 million and $4.9 million of the revenue deferral adjustment was attributable to the Southwest segment and Northeast segment, respectively. Other consists of management fee revenues from unconsolidated affiliates of $16.6 million for the nine months ended September 30, 2015 compared to $9.9 million for the nine months ended September 30, 2014.  Operational Service fees have increased from 2014 due to the Ohio Gathering deconsolidation, as well as the formation of Ohio Condensate and Utica Condensate.

Facility Expense, Operational Service Fees and Purchased Product Cost Adjustments for Unconsolidated Affiliates.  Facility expense and purchased product cost adjustments for unconsolidated affiliates relates to Ohio Gathering and other Partnership operated non-wholly owned subsidiaries (See discussion above in Revenue Adjustment for Unconsolidated Affiliates and Notes 4 and 15 of the Notes to the Condensed Consolidated Financial Statements).  The increase year over year is due to the continued growth of Ohio Gathering.  The increase primarily relates to the increase in volumes and overall growth in the Utica segment.

Portion of Operating Income Attributable to Non-controlling Interests of Unconsolidated Affiliates. Portion of operating income attributable to non-controlling interests of unconsolidated affiliate relates to joint venture partners’ portion of operating income, which occurs because segment operating income is reported as if Partnership operated unconsolidated affiliates were being consolidated (see discussion above in Revenue Adjustment for Unconsolidated Affiliates, Note 4 and Note 15 of the Notes to the Condensed Consolidated Financial Statements).  The increase year over year is due to the continued growth of Ohio Gathering.

Facility Expenses Adjustments.  Facility expenses adjustments consist of the reallocation of the interest expense related to the SMR, which is included in facility expenses for the purposes of evaluation the performance of the Southwest segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have increased to support the continued growth in our operations and approximately $5.3 million for expenses related to the Merger Agreement, partially offset by reductions in discretionary spending.

Depreciation.  Depreciation increased due to additional projects completed during late 2014 and throughout 2015 mainly in the Utica and Marcellus segments, partially offset by $14.6 million decrease from the deconsolidation of Ohio Gathering.

Impairment Expense.  We recorded a total impairment expense of $25.5 million, of which approximately $16.8 million relates to intangibles and $6.0 million to property, plant and equipment for the nine months ended September 30, 2015.  See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information.

Interest Expense.  Interest expense increased due to the greater average balance in 2015 outstanding borrowings related to our Credit Facility, as well as the 2024 Senior Notes issued in November 2014 and March 2015.

Loss on redemption of debt.  We recorded a total pre-tax loss during the nine months ended September 30, 2015 related to repurchases of $500.0 million of the 2020 Senior Notes, $325.0 million of the 2021 Senior Notes and $455.0 million of the 2022 Senior Notes.  See Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Operating Data

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Marcellus
Gathering system throughput (Mcf/d)	875,400	702,300	25%	849,200	634,800	34%
Natural gas processed (Mcf/d)	2,865,600	2,223,300	29%	2,868,300	1,897,900	51%

C2 produced (Bbl/d)	65,900	55,200	19%	60,700	51,200	19%
C3+ NGLs fractionated (Bbl/d) (1)	132,100	102,700	29%	129,900	85,100	53%
Total NGLs fractionated (Bbl/d)	198,000	157,900	25%	190,600	136,300	40%

Utica
Gathering system throughput (Mcf/d)	762,900	322,300	137%	616,800	231,100	167%
Natural gas processed (Mcf/d)	928,700	459,800	102%	815,800	335,700	143%

C2 produced (Bbl/d)	4,900	—	N/A	4,300	—	N/A
C3+ NGLs fractionated (Bbl/d) (1)	37,300	19,500	91%	32,500	16,100	102%
Total NGLs fractionated (Bbl/d)	42,200	19,500	116%	36,800	16,100	129%

Condensate stabilized (Bbl/d) (2)	20,500	—	N/A	11,300	—	N/A

Northeast
Natural gas processed (Mcf/d)	274,800	296,500	(7)%	273,200	278,000	(2)%
NGLs fractionated (Bbl/d) (3)	15,500	20,200	(23)%	15,300	18,400	(17)%

Keep-whole NGL sales (gallons, in thousands)	26,600	30,400	(13)%	82,200	87,400	(6)%
Percent-of-proceeds NGL sales (gallons, in thousands)	30,900	32,300	(4)%	91,800	88,300	4%
Total NGL sales (gallons, in thousands) (4)	57,500	62,700	(8)%	174,000	175,700	(1)%

Crude oil transported for a fee (Bbl/d)	10,000	9,200	9%	10,100	9,900	2%

Southwest
East Texas gathering systems throughput (Mcf/d)	601,500	591,800	2%	610,800	546,100	12%
East Texas natural gas processed (Mcf/d)	479,600	458,700	5%	488,800	414,900	18%
East Texas NGL sales (gallons, in thousands) (5)	107,600	119,600	(10)%	318,400	323,100	(1)%

Western Oklahoma gathering systems throughput (Mcf/d) (6)	358,500	358,800	(0)%	349,000	334,900	4%
Western Oklahoma natural gas processed (Mcf/d) (7)	316,700	298,600	6%	298,600	279,500	7%
Western Oklahoma NGL sales (gallons, in thousands) (5)	54,900	54,500	1%	127,800	165,800	(23)%

Southeast Oklahoma gathering systems throughput (Mcf/d)	402,100	396,300	1%	407,500	397,600	2%
Southeast Oklahoma natural gas processed (Mcf/d) (8)	187,200	176,700	6%	183,500	170,300	8%
Southeast Oklahoma NGL sales (gallons, in thousands)	32,200	28,500	13%	91,700	78,700	17%
Arkoma Connector Pipeline throughput (Mcf/d) (9)	245,000	217,000	13%	230,900	223,900	3%

Other Southwest gathering systems throughput (Mcf/d) (10)	51,700	50,000	3%	51,400	48,600	6%

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Javelina refinery off-gas processed (Mcf/d)	105,100	117,200	(10)%	102,400	113,300	(10)%
Javelina liquids fractionated (Bbl/d) (11)	19,000	21,700	(12)%	17,400	20,700	(16)%
Javelina NGL sales (gallons, in thousands) (11)	73,400	83,800	(12)%	199,900	237,100	(16)%

Total Southwest gathering system throughput (Mcf/d)	1,413,800	1,396,900	1%	1,418,700	1,327,200	7%
Total Southwest natural gas and refinery off-gas processed (Mcf/d)	1,088,600	1,051,200	4%	1,073,300	978,000	10%
Total Southwest NGL sales (gallons, in thousands)	268,100	286,400	(6)%	737,800	804,700	(8)%

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

(3)                                 Includes NGLs fractionated for Utica and Marcellus segments.

(4)                                 Represents sales at the Siloam fractionator. The total sales exclude approximately zero gallons and 18,255,000 gallons sold by the Northeast on behalf of Marcellus and Utica for the three months ended September 30, 2015 and 2014, respectively. The total sales exclude approximately 499,000 gallons and 40,265,000 gallons sold by the Northeast on behalf of Marcellus and Utica for the nine months ended September 30, 2015 and 2014, respectively. These volumes are included as part of NGLs sold at Marcellus and Utica.

(5)                                 Excludes gallons processed in conjunction with take in kind contracts for the nine months ended September 30, 2015 and September 30, 2014, respectively, as shown below.

Gallons processed in conjunction with take	Three months ended September 30,		Nine months ended September 30,
in kind contracts	2015	2014	2015	2014
East Texas	—	—	—	318,000
Western Oklahoma	29,936,000	38,983,000	90,501,000	88,001,000

(6)                                 Includes natural gas gathered in Western Oklahoma and from the Granite Wash formation in the Texas Panhandle as management considers this one integrated area of operations.  The three and nine months ended September 30, 2015 includes approximately 45,700 Mcf/d and 24,000 Mcf/d, respectively, related to new gathering in the Cana-Woodford Shale of Western Oklahoma.

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

(11)                          Excludes Hydrogen volumes.

Liquidity and Capital Resources

There have not been any material changes during the nine months ended September 30, 2015 to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

•                  Credit Facility. In February 2015, we entered into an amendment to our Credit Facility, which permanently increases our maximum possible leverage ratio to 5.5 to 1.0 until the Collateral Release Date.  As of October 28, 2015, we had $555.3 million of borrowings outstanding and $8.3 million of letters of credit outstanding under the Credit Facility, leaving approximately $736.4 million of unused capacity. Additionally, the full amount of unused capacity is available for borrowing on a short-term basis to provide financial flexibility within a given fiscal quarter.  For further discussion of the Senior Notes and the accounting impacts, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

•                  Senior Notes.  In March 2015, we completed a public offering of $650.0 million aggregate principal amount of 4.875% of unsecured notes due 2024.  In June 2015, we completed a public offering of $1.2 billion aggregate principal amount of 4.875% unsecured notes due 2025. The proceeds from the issuance of the 2025 Senior Notes issued in June 2015 along with our borrowings under the Credit Facility were used to repurchase $500.0 million of the 2020 Senior Notes, $325.0 million of the 2021 Senior Notes and $455.0 million of the 2022 Senior Notes.  For further discussion of the Senior Notes, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

•                  Credit Ratings. As of October 28, 2015, our credit ratings for our Senior Notes were Ba2 with a Stable outlook by Moody’s Investors Service (“Moody’s”) and BB with a Stable outlook by Standard & Poor’s. Both Moody’s and Standard & Poor’s placed our credit ratings on Positive Watch after the announcement of the merger with MPLX.  Our Credit Facility is investment grade rated BBB- by Standard & Poor’s.

•                  Joint Venture Partners. We have contributed approximately $1,430.6 million as of September 30, 2015 to MarkWest Utica EMG. For further discussion see Note 4 of the Notes to these Condensed Consolidated Financial Statements.

Our primary strategy is to expand our asset base through organic growth projects and selective third-party acquisitions that are accretive to our cash available for distribution per common unit.

Our 2015 capital plan is summarized in the table below (in millions):

		Actual
		Nine months ended
	2015 Full Year Plan	September 30, 2015
Total growth capital (1)	$1,750	$1,428
Joint venture partner’s estimated share of growth capital	(150)	(131)
Partnership share of growth capital	$1,600	$1,297

(1)                                 Growth capital includes expenditures made to expand the existing operating capacity to increase volumes gathered, processed, transported or fractionated, or to decrease operating expenses, within our facilities. Growth capital also includes costs associated with new well connections. In general, growth capital includes costs that are expected to generate additional or new cash flow for the Partnership. Growth capital excludes expenditures for third-party acquisitions and equity investment.  Growth capital actual includes capital of approximately $210.5 million related to Partnership operated, unconsolidated affiliates. Maintenance capital was approximately $13.3 million for the nine months ended September 30, 2015.  Maintenance capital includes capital expenditures made to maintain our operating capacity and asset base.

We have revised our timeline for completion of certain capital projects that are classified as construction in progress within Property, plant and equipment in the accompanying Condensed Consolidated Balance Sheets.  The expected completion dates of these projects have been updated to more closely align with the timing by which we expect that they will be utilized by their respective producer customers as part of the just-in-time component of our capital program.  We continue to believe all amounts capitalized will be recoverable as we expect these projects to be completed.

Continuous Equity Offering Program

Our public equity offerings for the nine months ended September 30, 2015 are summarized in the table below (in millions).

	Three months ended September 30, 2015		Three months ended September 30, 2014		Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds	Common units	Net Proceeds
September 2013 ATM (1)	—	$—	—	$—	—	$—	4.2	$272
March 2014 ATM (2)	—	—	4.9	342	—	—	11.9	782
November 2014 ATM (3)	3.8	198	—	—	4.4	238	—	—
Total	3.8	$198	4.9	$342	4.4	$238	16.1	$1,054

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

(2)         On March 11, 2014, we and the Selling Unitholder entered into an Equity Distribution Agreement with financial institutions (the “March 2014 Managers”) that established an At the Market offering program (the “March 2014 ATM”) pursuant to which the Partnership sold from time to time through the March 2014 Managers, as its sales agents, common units having an aggregate offering price of up to $1.2 billion. During the three and nine months ended September 30, 2014, we incurred approximately $2 million and approximately $5 million, respectively, in manager fees and other third-party expenses. The proceeds from sales were used to fund capital expenditures and for general partnership purposes. We completed the March 2014 ATM in October 2014.

(3)         On November 19, 2014, we and the Selling Unitholder entered into an Equity Distribution Agreement with financial institutions (the “November 2014 Managers”) that established an At the Market offering program (the “November 2014 ATM”) pursuant to which we may sell from time to time through the November 2014 Managers, as our sales agents, common units having an aggregate offering price of up to $1.5 billion. In addition, the Selling Unitholder may sell from time to time through the November 2014 Managers up to 3,990,878 common units. During the three and nine months ended September 30, 2015, we sold 3.8 million and 4.4 million common units, respectively, for net proceeds of approximately $198 million and approximately $238 million, respectively, and we incurred approximately $2.8 million and $5.6 million, respectively, in manager fees and other third-party expenses.  The proceeds from sales were used to fund capital expenditures and for general partnership purposes.

Cash Flow

The following table summarizes cash inflows (outflows) (in thousands):

	Nine months ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$568,449	$496,080	$72,369
Net cash used in investing activities	(1,363,555)	(1,615,045)	251,490
Net cash provided by financing activities	714,286	1,131,696	(417,410)

Net cash provided by operating activities increased primarily due to an increase in working capital of approximately $23.1 million caused by timing. Also contributing to the change was a $38.5 million change in realized gains (losses) and improvements in cash flows generated from operating income before items not allocated to segments of $28.7 million.  In addition, other long term liabilities decreased approximately $20.4 million primarily due to timing of deferred revenue.

Net cash used in investing activities decreased primarily due to a $540.9 million decrease in capital expenditures, which primarily relates to a slowdown in capital expenditures due to producer customer drilling slowdowns as well as Ohio Gathering being an unconsolidated affiliate in 2015 and consolidated for the first five months of 2014.  This decrease was partially offset by a decrease of $341.1 million in proceeds related to the exercise of the Ohio Gathering Option by Summit in 2014.  The increase was also offset by an increase in cash contributions to our equity method investments of approximately $60.5 million, which primarily relates to Ohio Gathering being an unconsolidated affiliate in 2015 and consolidated for the first five months of 2014.  The increase was also offset by an $18.8 million decrease in proceeds from the sale of property, plant and equipment from the cash received in first quarter 2014 related to the $17 million sale of assets to Utica Condensate.

Net cash provided by financing activities decreased primarily due to a $816.3 million decrease in proceeds from equity offerings and $50.1 million due to distributions to non-controlling interest holders, as well as higher distribution amounts paid of $81.4 million due to increased distributions per unit and common units issued throughout 2014 and 2015 and the conversion of Class B units in July 2014 and 2015, partially offset by a $485.7 million increase in net borrowings, which includes approximately $103.2 million of premiums paid for the redemption of our debt in June 2015, and by $30.7 million in contributions from non-controlling interest holders due to Summit’s buy in of Ohio Gathering on June 1, 2014.

Contractual Obligations

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. As of September 30, 2015, our purchase obligations were $249.7 million compared to our obligations of $643.9 million as of December 31, 2014. Purchase obligations represent purchase orders and contracts related to property, plant and equipment.

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

There have not been any material changes during the nine months ended September 30, 2015 to the methodology applied by management for critical accounting policies previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

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

As of September 30, 2015, there were no indicators of impairment for any of our other asset groups. A significant variance in any of the assumptions or factors used to estimate future cash flows could result in the impairment of an asset. For certain asset groups that comprise approximately

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Estimates and Assumptions carrying value. We evaluate our property, plant and equipment and intangibles on at least a segment level and at lower levels where cash flows for specific assets can be identified.

3.5% of total long-lived assets, a decrease in the estimated future cash flows used in our impairment analysis of 10% would indicate that the net book value of the asset groups may not be fully recoverable and further evaluation would be required. Such analyses based on decreased expected cash flows could potentially result in a partial impairment of one or more of these asset groups.

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

Commodity Price Risk

The information about commodity price risk for the nine months ended September 30, 2015 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2014.

Outstanding Derivative Contracts

The following table provides information on the volume of our derivative activity for positions related to long liquids and keep-whole price risk at September 30, 2015, including the weighted average prices (“WAVG”):

WTI Crude Swaps	Volumes (Bbl/d)	WAVG Price (Per Bbl)	Fair Value (in thousands)
2015	1,000	$87.61	$3,844
2016	300	63.56	1,561

Ethane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	70,217	$0.19	$(31)
2016	16,800	0.21	61

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	76,647	$0.55	$602
2016	39,722	0.54	915

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	13,759	$0.72	$120
2016 (Jan. — Mar.)	14,008	0.72	121

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	24,081	$0.71	$200
2016 (Jan. — Mar.)	4,213	0.75	53

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	18,816	$1.21	$444
2016 (Jan. — Mar.)	14,089	1.22	337

The following tables provide information on the volume of our taxable subsidiary’s commodity derivative activity for positions related to keep-whole price risk at September 30, 2015, including the WAVG:

Natural Gas Swaps	Volumes (MMBtu/d)	WAVG Price (Per MMBtu)	Fair Value (in thousands)
2015	4,080	$2.68	$(95)

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	27,264	$0.56	$235

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	3,736	$0.68	$16

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	10,415	$0.63	$6

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	7,217	$1.23	$186

The following tables provide information on the volume of MarkWest Liberty Midstream’s commodity derivative activity for positions related to long liquids price risk at September 30, 2015, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	112,583	$0.55	$824
2016 (Jan. — Mar.)	78,346	0.59	851

IsoButane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	7,348	$0.72	$64
2016 (Jan. — Mar.)	7,608	0.71	58

Normal Butane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	16,753	$0.69	$102
2016 (Jan. — Mar.)	17,911	0.67	122

Natural Gasoline Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)	Fair Value (in thousands)
2015	58,184	$1.22	$1,439
2016	16,796	1.22	1,582

The following table provides information on the derivative positions related to long liquids price risk that we have entered into subsequent to September 30, 2015, including the WAVG:

Propane Swaps	Volumes (Gal/d)	WAVG Price (Per Gal)
2016	12,600	$0.48

Embedded Derivatives in Commodity Contracts

We have a commodity contract with a producer in the Appalachia region that creates a floor on the frac spread for gas purchases of 9,000 Dth/d. The commodity contract is a component of a broader regional arrangement that also includes a keep-whole processing agreement. This contract is accounted for as an embedded derivative and is recorded at fair value. The changes in fair value of this commodity contract are based on the difference between the contractual and index pricing and are recorded in earnings through Derivative gain related to purchased product costs. In February 2011, we executed agreements with the producer to extend the commodity contract and the related processing agreement from March 31, 2015 to December 31, 2022 with the producer’s option to extend the agreement for successive five-year terms through December 31, 2032. As of September 30, 2015, the estimated fair value of this contract was a liability of $ 27.4 million and the recorded value was an asset of $21.1 million. The recorded asset does not include the inception fair value of the commodity contract related to the extended period from October 1, 2015 to December 31, 2022. In accordance with GAAP for non-option embedded derivatives, the fair value of this extended portion of the commodity contract at its inception of February 1, 2011 is deemed to be allocable to the host processing contract and therefore not recorded as a derivative liability. See the following table for a reconciliation of the liability recorded for the embedded derivative as of September 30, 2015 (in thousands):

Fair value of commodity contract	$(27,352)
Inception value for period from October 1, 2015 to December 31, 2022	(48,407)
Derivative asset as of September 30, 2015	$21,055

We have a commodity contract that gives us an option to fix a component of the utilities cost to an index price on electricity at a plant location in the Southwest segment through the fourth quarter of 2017. The contract is currently fixed through the fourth quarter of 2015 with the ability to fix the commodity contract for its remaining years. In October, we extended the contract through fourth quarter of 2016.  Changes in the fair value of the derivative component of this contract are recognized as Derivative loss related to facility expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2015, the estimated fair value of this contract was a liability of $0.6 million on the Condensed Consolidated Balance Sheet.

Interest Rate Risk

Our primary interest rate risk exposure results from our Credit Facility, which has a borrowing capacity of $1.3 billion. The applicable interest rate for our Credit Facility was a variable rate of 4.5% for $362.0 million and 2.45% for $300.0 million at September 30, 2015. As of October 28, 2015, we had $555.3 million of borrowings outstanding on our Credit Facility. The debt under the Credit Facility bears interest at variable rates that are tied to either the U.S. prime rate or LIBOR at the time of borrowing.

We may make use of interest rate swap agreements in the future to adjust the ratio of fixed and floating rates in our debt portfolio; however, we had no interest rate swaps outstanding as of September 30, 2015. Our debt portfolio as of September 30, 2015 is shown in the following table.

Long-Term Debt	Interest Rate	Lending Limit	Due Date	Outstanding at September 30, 2015
Credit Facility	Variable	$1.3 billion	March 2019	$662.0 million
2023A Senior Notes	Fixed	$750.0 million	February 2023	$750.0 million
2023B Senior Notes	Fixed	$1.0 billion	July 2023	$1.0 billion
2024 Senior Notes	Fixed	$1.15 billion	December 2024	$1.15 billion
2025 Senior Notes	Fixed	$1.2 billion	June 2025	$1.2 billion

Based on our overall interest rate exposure at September 30, 2015, a hypothetical increase or decrease of one percentage point in interest rates would change pre-tax earnings by approximately $6.6 million over a twelve-month period. Based on our overall interest rate exposure at October 28, 2015, a hypothetical increase or decrease of one percentage point in interest rates applied to borrowings under our Credit Facility would change pre-tax earnings by approximately $5.6 million over a twelve-month period.

Credit Risk

The information about our credit risk for the nine months ended September 30, 2015 does not differ materially from that discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), as of September 30, 2015. Based on this evaluation, the Partnership’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 2, 2015, MarkWest Liberty Midstream executed a final Consent Order with WVDEP that resolves all alleged violations.  In accordance with West Virginia regulations, the Consent Order was published for public comment.  The public comment period ended on October 23, 2015 and the Consent Order is ready to be executed by the WVDEP.  Once executed by WVDEP, the Consent Order will become effective.  Pursuant to the final Consent Order, MarkWest Liberty Midstream will pay a penalty of $76,450.  In addition, MarkWest Liberty Midstream will submit a corrective action plan to the WVDEP and will periodically provide the WVDEP with information relating to slips impacting or having the potential to impact waters of the State.

On July 6, 2015, officials from the United States Environmental Protection Agency and the Department of Justice entered a MarkWest Liberty Midstream pipeline launcher/receiver site in Washington County, Pennsylvania pursuant to a search warrant issued by the United States District Court for the Western District of Pennsylvania.  At the conclusion of the search, the governmental officials presented MarkWest Liberty Midstream with a subpoena to provide documents related to the design, construction, operation, maintenance, modification, inspection, assessment, repair of, and/or emissions from MarkWest Liberty Midstream’s pipeline facilities located in Pennsylvania.  MarkWest Liberty Midstream is providing information in response to the subpoena and related requests for information from the relevant agencies, and is in discussions with the relevant agencies regarding issues associated with the search and subpoena and its operations of, or supplementary permitting obligations for, its pipeline facilities in the Northeast.  Immediately following the July 6 search, MarkWest Liberty Midstream commenced its own assessment of its operations of launcher/receiver facilities.  MarkWest Liberty Midstream’s review to date has determined that other than potentially having to obtain minor source permits at a small number of individual sites, MarkWest Liberty Midstream’s operations have been conducted in a manner fully protective of its employees and the public, and in compliance with applicable laws and regulations.  It is possible that, in connection with any enforcement action associated with this matter, MarkWest Liberty Midstream will incur material assessments, penalties or fines, incur material defense costs and expenses, be required to modify our operations or construction activities which could increase operating costs and capital expenditures, or be subject to other obligations or restrictions that could restrict or prohibit our activities, any or all of which could adversely affect our results of operations and cash available for distribution.  The amount of any potential assessments, penalties, fines, costs or expenses that may be incurred in connection with the inspection and subpoena cannot be reasonably estimated at this time.

Litigation Related to the Merger

As more fully described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, on July 11, 2015, the Partnership entered into the Merger Agreement with MPLX, MPLX GP, Merger Sub, and, for certain limited purposes set forth in the Merger Agreement, MPC.  Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Partnership (the “Merger”), with the Partnership surviving the Merger as a wholly owned subsidiary of MPLX.  After the Merger, the Partnership’s common units will cease to be publicly traded.

On July 24, 2015, a putative unitholder class action complaint was filed by a single plaintiff who purports to be a unitholder of the Partnership in the Court of Chancery for the State of Delaware (Case No. 11332-VCG) against the individual members of the General Partner’s board of directors (the “Board”), the General Partner, MPLX, MPC and Merger Sub. The complaint, styled Katsman v. Frank M. Semple, et al., (the “Katsman lawsuit”) alleges that the Board breached its duties in approving the Merger with MPLX. Generally, the Katsman lawsuit alleges that the Board breached its duties to the Partnership’s common unitholders because the Merger does not provide the Partnership’s common unitholders with adequate consideration, the Board did not seek to maximize value for the benefit of the Partnership’s common unitholders, certain members of the Partnership’s management team will remain executive officers of MPLX after the consummation of the Merger and the Merger Agreement contains preclusive deal protective devices and does not provide for appraisal rights.  The Katsman lawsuit also alleges that MPC, MPLX and Merger Sub aided and abetted in such breaches. The Katsman lawsuit seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages.  The Katsman lawsuit also seeks an accounting and recovery of attorneys’ fees, experts’ fees, and other litigation costs.

On August 10, 2015, another purported unitholder of the Partnership filed a putative class action complaint, captioned Schein v. Semple, et al., (the “Schein lawsuit”) in the Court of Chancery of the State of Delaware, advancing substantially similar allegations and claims, and seeking substantially the same relief against the same defendants named in the Katsman lawsuit.

On August 14, 2015, another purported unitholder of the Partnership filed a putative class action complaint, captioned Kleinfeldt v. Semple, et al., (the “Kleinfeldt lawsuit”) in the Court of Chancery of the State of Delaware.  The Kleinfeldt lawsuit asserts substantially the same allegations and claims against the same defendants named in the Katsman and Schein lawsuits.

On September 9, 2015, the Katsman, Schein and Kleinfeldt lawsuits were consolidated into one action pending in the Court of Chancery of the State of Delaware, now captioned In re MarkWest Energy Partners, L.P. Unitholder Litigation.  The Chancery Court’s consolidation order contemplates that any future Delaware class action suits will be consolidated into this action.  On October 1, 2015, the Delaware plaintiffs filed a consolidated complaint against the individual members of the Board, MPLX, the general partner of MPLX, MPC and Merger Sub asserting that in connection with the Merger and related disclosures, among other things, (i) the Board breached its duties in approving the Merger with MPLX and (ii) MPC, MPLX, the general partner of MPLX, and Merger Sub aided and abetted these breaches.  The complaint seeks, among other relief, to enjoin the Merger, or in the event the Merger is consummated, rescission of the Merger or monetary damages.

The Partnership intends to vigorously defend this consolidated lawsuit. However, one of the conditions to the completion of the Merger is that no law, order, decree, judgment or injunction of any court, agency or other governmental authority shall be in effect that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the Merger Agreement.  A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.  An adverse judgment for rescission or for monetary damages could have a material adverse effect on the Partnership and MPLX following the Merger.

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

The completion of the Merger is subject to the satisfaction of customary closing conditions, including Partnership unitholder approval and SEC approval of the registration statement that MPLX must file in connection with the Merger. Failure to satisfy any of these conditions, if not waived, would prevent us from consummating the Merger. As a result, we can provide no assurance that the Merger will be completed within the anticipated time frame, or at all.

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

There can be no assurance that the conditions to the completion of the Merger, many of which are out of our control, will be satisfied. Among other things, we cannot be certain that holders of a majority of our Common Units will vote in favor of the Merger.  Further, there are restrictions on the conduct of our business prior to the consummation of the Merger, requiring us to conduct our business in all material respects only in the ordinary course, subject to specific limitations.

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

On July 24, 2015, a putative unitholder class action complaint was filed by a single plaintiff who purports to be a unitholder of the Partnership in the Court of Chancery for the State of Delaware (Case No. 11332-VCG) against the Board, the General Partner, MPLX, MPC and Merger Sub. The plaintiff alleges a variety of causes of action challenging the Merger. In addition, on August 10, 2015 and August 14, 2015, other purported unitholders of the Partnership filed putative class action complaints alleging similar causes of action, and all of these lawsuits have been consolidated into one action pending in the Court of Chancery for the State of Delaware.  It is possible that additional claims beyond those that have already been filed will be brought or that additional lawsuits may be filed in an effort to enjoin the Merger or seek monetary relief. We cannot predict the outcome of any such lawsuit, nor can we predict the amount of time and expense that will be required to resolve such lawsuits. An unfavorable resolution of any such litigation surrounding the Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract MPLX and us from pursuing the consummation of the Merger and other potentially beneficial business opportunities. For additional information regarding this litigation, see Part II, Item 1.—Legal Proceedings.

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

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of the Partnership from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per unit cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquiror proposing to pay a lower price to the unitholders than it might otherwise have proposed to pay because of the added expense of the termination fee, described below, that may become payable in certain circumstances.

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

MarkWest Energy Partners, L.P.
(Registrant)

	By:	MarkWest Energy GP, L.L.C.,
Its General Partner

Date: November 4, 2015		/s/ FRANK M. SEMPLE
Frank M. Semple
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015		/s/ NANCY K. BUESE
Nancy K. Buese
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2015		/s/ PAULA L. ROSSON
Paula L. Rosson
Senior Vice President & Chief Accounting Officer
(Principal Accounting Officer)